Form 10-Q
period 2016-05-01
APPLIED MATERIALS INC /DE
filed 2016-05-26
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of May 1, 2016: 1,089,143,904

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 1, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(Unaudited)
Net sales	$2,450	$2,442	$4,707	$4,801
Cost of products sold	1,446	1,426	2,787	2,826
Gross profit	1,004	1,016	1,920	1,975
Operating expenses:
Research, development and engineering	386	365	760	716
Marketing and selling	102	109	208	220
General and administrative	91	140	173	257
Gain on derivatives associated with terminated business combination	—	(14)	—	(92)
Total operating expenses	579	600	1,141	1,101
Income from operations	425	416	779	874
Interest expense	37	24	79	47
Interest and other income (loss), net	7	(3)	9	(1)
Income before income taxes	395	389	709	826
Provision for income taxes	75	25	103	114
Net income	$320	$364	$606	$712
Earnings per share:
Basic	$0.29	$0.30	$0.54	$0.58
Diluted	$0.29	$0.29	$0.53	$0.57
Weighted average number of shares:
Basic	1,113	1,230	1,130	1,227
Diluted	1,119	1,241	1,137	1,241
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(Unaudited)
Net income	$320	$364	$606	$712
Other comprehensive loss, net of tax:
Change in unrealized net gain on investments	3	(3)	4	(4)
Change in unrealized net loss on derivative instruments	(4)	(1)	(7)	—
Change in defined and postretirement benefit plans	—	(43)	—	(43)
Change in cumulative translation adjustments	—	(1)	—	(2)
Other comprehensive loss, net of tax	(1)	(48)	(3)	(49)
Comprehensive income	$319	$316	$603	$663
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	May 1, 2016	October 25, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,470	$4,797
Short-term investments	170	168
Accounts receivable, net of allowance for doubtful accounts of $48 at May 1, 2016 and $49 at October 25, 2015	1,913	1,739
Inventories	1,924	1,833
Other current assets	251	724
Total current assets	6,728	9,261
Long-term investments	934	946
Property, plant and equipment, net	904	892
Goodwill	3,304	3,302
Purchased technology and other intangible assets, net	668	762
Deferred income taxes and other assets	537	145
Total assets	$13,075	$15,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,200
Accounts payable and accrued expenses	1,630	1,833
Customer deposits and deferred revenue	981	765
Total current liabilities	2,611	3,798
Long-term debt	3,343	3,342
Other liabilities	556	555
Total liabilities	6,510	7,695
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,669	6,575
Retained earnings	14,353	13,967
Treasury stock	(14,373)	(12,848)
Accumulated other comprehensive loss	(95)	(92)
Total stockholders’ equity	6,565	7,613
Total liabilities and stockholders’ equity	$13,075	$15,308
Amounts as of May 1, 2016 are unaudited. Amounts as of October 25, 2015 are derived from the October 25, 2015 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 1, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	606	—	—	—	606
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	102	—	—	—	—	102
Issuance under stock plans, net of a tax benefit of $13 and other	10	—	(8)	—	—	—	—	(8)
Common stock repurchases	(81)	—	—	—	81	(1,525)	—	(1,525)
Balance at May 1, 2016	1,089	$11	$6,669	$14,353	874	$(14,373)	$(95)	$6,565

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 26, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	712	—	—	—	712
Other comprehensive loss, net of tax	—	—	—	—	—	—	(49)	(49)
Dividends	—	—	—	(246)	—	—	—	(246)
Share-based compensation	—	—	95	—	—	—	—	95
Issuance under stock plans, net of a tax benefit of $51 and other	11	—	(29)	—	—	—	—	(29)
Balance at April 26, 2015	1,232	$12	$6,450	$13,538	717	$(11,524)	$(125)	$8,351

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	May 1, 2016	April 26, 2015

	(Unaudited)
Cash flows from operating activities:
Net income	$606	$712
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	192	182
Share-based compensation	102	95
Excess tax benefits from share-based compensation	(13)	(51)
Deferred income taxes	(7)	7
Other	15	21
Changes in operating assets and liabilities:
Accounts receivable	(175)	(128)
Inventories	(92)	(146)
Other current and non-current assets	54	(147)
Accounts payable and accrued expenses	(255)	(95)
Customer deposits and deferred revenue	216	(66)
Income taxes payable	44	(44)
Other liabilities	1	18
Cash provided by operating activities	688	358
Cash flows from investing activities:
Capital expenditures	(115)	(113)
Cash paid for acquisitions, net of cash acquired	(8)	—
Proceeds from sales and maturities of investments	473	317
Purchases of investments	(464)	(344)
Cash used in investing activities	(114)	(140)
Cash flows from financing activities:
Debt repayments	(1,205)	—
Proceeds from common stock issuances	44	42
Common stock repurchases	(1,525)	—
Excess tax benefits from share-based compensation	13	51
Payments of dividends to stockholders	(228)	(245)
Cash used in financing activities	(2,901)	(152)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase (decrease) in cash and cash equivalents	(2,327)	65
Cash and cash equivalents — beginning of period	4,797	3,002
Cash and cash equivalents — end of period	$2,470	$3,067
Supplemental cash flow information:
Cash payments for income taxes	$95	$207
Cash refunds from income taxes	$103	$5
Cash payments for interest	$76	$46

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015 (2015 Form 10-K). Applied’s results of operations for the three and six months ended May 1, 2016 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2016 and 2015 contain 53 weeks and 52 weeks, respectively, and the first half of fiscal 2016 and 2015 contained 27 weeks and 26 weeks, respectively.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018. Early adoption is permitted as of the beginning of an interim or annual reporting period. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020 and should be applied using a modified retrospective approach. Early adoption is permitted. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
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
In April 2015, the FASB issued authoritative guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance will not change accounting for service contracts. Applied will adopt this guidance in the first quarter of fiscal 2017 prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance is not expected to have a significant impact on Applied's consolidated financial statements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. With this amendment, the guidance will be effective for Applied in the first quarter of fiscal 2019. Subsequent to the amendment, the FASB issued additional clarifying implementation guidance. Applied is currently evaluating the effect of this new guidance on Applied's financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.

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

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions, except per share amounts)
Numerator:
Net income	$320	$364	$606	$712
Denominator:
Weighted average common shares outstanding	1,113	1,230	1,130	1,227
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	6	11	7	14
Denominator for diluted earnings per share	1,119	1,241	1,137	1,241
Basic earnings per share	$0.29	$0.30	$0.54	$0.58
Diluted earnings per share	$0.29	$0.29	$0.53	$0.57
Potentially dilutive securities	5	1	6	1

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

May 1, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,313	$—	$—	$1,313
Cash equivalents:
Money market funds	1,111	—	—	1,111
Municipal securities	18	—	—	18
Commercial paper, corporate bonds and medium-term notes	28	—	—	28
Total Cash equivalents	1,157	—	—	1,157
Total Cash and Cash equivalents	$2,470	$—	$—	$2,470
Short-term and long-term investments:
U.S. Treasury and agency securities	$81	$—	$—	$81
Non-U.S. government securities*	9	—	—	9
Municipal securities	389	2	—	391
Commercial paper, corporate bonds and medium-term notes	234	1	—	235
Asset-backed and mortgage-backed securities	276	—	1	275
Total fixed income securities	989	3	1	991
Publicly traded equity securities	33	25	3	55
Equity investments in privately-held companies	58	—	—	58
Total short-term and long-term investments	$1,080	$28	$4	$1,104
Total Cash, Cash equivalents and Investments	$3,550	$28	$4	$3,574
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,010	$—	$—	$1,010
Cash equivalents:
Money market funds	3,272	—	—	3,272
Non-U.S. government securities	60	—	—	60
Municipal securities	73	—	—	73
Commercial paper, corporate bonds and medium-term notes	382	—	—	382
Total Cash equivalents	3,787	—	—	3,787
Total Cash and Cash equivalents	$4,797	$—	$—	$4,797
Short-term and long-term investments:
U.S. Treasury and agency securities	$84	$—	$—	$84
Non-U.S. government securities	9	—	—	9
Municipal securities	384	2	—	386
Commercial paper, corporate bonds and medium-term notes	250	—	—	250
Asset-backed and mortgage-backed securities	262	—	—	262
Total fixed income securities	989	2	—	991
Publicly traded equity securities	28	17	—	45
Equity investments in privately-held companies	78	—	—	78
Total short-term and long-term investments	$1,095	$19	$—	$1,114
Total Cash, Cash equivalents and Investments	$5,892	$19	$—	$5,911

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at May 1, 2016:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$152	$152
Due after one through five years	561	563
No single maturity date**	367	389
	$1,080	$1,104
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended May 1, 2016 and April 26, 2015, gross realized gains and losses on investments were not material.
At May 1, 2016 and October 25, 2015, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at May 1, 2016 and April 26, 2015 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and six months ended May 1, 2016 or April 26, 2015. Impairment charges on equity investments in privately-held companies during the three and six months ended May 1, 2016 and April 26, 2015 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of May 1, 2016, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	May 1, 2016			October 25, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,111	$—	$1,111	$3,272	$—	$3,272
U.S. Treasury and agency securities	61	20	81	72	12	84
Non-U.S. government securities	—	9	9	—	69	69
Municipal securities	—	409	409	—	459	459
Commercial paper, corporate bonds and medium-term notes	—	263	263	—	632	632
Asset-backed and mortgage-backed securities	—	275	275	—	262	262
Publicly traded equity securities	55	—	55	45	—	45
Total	$1,227	$976	$2,203	$3,389	$1,434	$4,823
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended May 1, 2016 or April 26, 2015. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of May 1, 2016 or October 25, 2015.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At May 1, 2016, equity investments in privately-held companies totaled $58 million, of which $51 million of investments were accounted for under the cost method of accounting and $7 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 25, 2015, equity investments in privately-held companies totaled $78 million, of which $70 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and six months ended May 1, 2016 and April 26, 2015 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At May 1, 2016, the carrying amount of long-term debt was $3.3 billion and the estimated fair value was $3.7 billion. At October 25, 2015, the carrying amount of long-term debt was $3.3 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 8 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at May 1, 2016 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended May 1, 2016 and April 26, 2015.
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
In September 2013, Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the then-anticipated business combination with Tokyo Electron Limited (TEL). These derivatives did not qualify for hedge accounting treatment and were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. During the three and six months ended April 26, 2015, Applied recorded an unrealized gain of $14 million and $92 million, respectively, related to these contracts. The cash flow impact of these derivatives has been classified as operating cash flows in the Consolidated Condensed Statements of Cash Flows. Due to the termination of the then-anticipated business combination with TEL on April 26, 2015, these foreign exchange option contracts were sold during the third quarter of fiscal 2015.
The fair values of other foreign exchange derivative instruments at May 1, 2016 and October 25, 2015 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		May 1, 2016			April 26, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(17)	$(9)	$—	$—	$5	$(1)
Foreign exchange contracts	General and administrative	—	—	—	—	(4)	(1)
Interest rate swaps	Interest expense	—	—	—	—	—	—
Total		$(17)	$(9)	$—	$—	$1	$(2)

		Six Months Ended
		May 1, 2016			April 26, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(23)	$(8)	$—	$5	$13	$(2)
Foreign exchange contracts	General and administrative	—	(1)	(1)	—	(8)	(1)
Interest rate swaps	Interest expense	—	(1)	—	—	—	—
Total		$(23)	$(10)	$(1)	$5	$5	$(3)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Gain on derivatives associated with terminated business combination	$—	$14	$—	$92
Foreign exchange contracts	General and administrative	(32)	(1)	(36)	20
Total		$(32)	$13	$(36)	$112

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of May 1, 2016.
Entering into derivative contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 6	Balance Sheet Detail

	May 1, 2016	October 25, 2015

	(In millions)
Inventories
Customer service spares	$412	$382
Raw materials	475	461
Work-in-process	337	271
Finished goods	700	719
	$1,924	$1,833

Included in finished goods inventory are $131 million at May 1, 2016, and $155 million at October 25, 2015, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $189 million and $185 million of evaluation inventory at May 1, 2016 and October 25, 2015, respectively.

	May 1, 2016	October 25, 2015

	(In millions)
Other Current Assets
Deferred income taxes, net[1]	$—	$403
Prepaid income taxes and income taxes receivable	72	127
Prepaid expenses and other	179	194
	$251	$724

1 May 1, 2016 balance reflects the effects of the prospective adoption of the authoritative guidance in the first quarter of fiscal 2016, which required all deferred tax assets and liabilities, and any related valuation allowance to be classified as noncurrent on the balance sheet.

	Useful Life	May 1, 2016	October 25, 2015

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$157	$157
Buildings and improvements	3-30	1,249	1,247
Demonstration and manufacturing equipment	3-5	986	920
Furniture, fixtures and other equipment	3-15	567	574
Construction in progress		53	48
Gross property, plant and equipment		3,012	2,946
Accumulated depreciation		(2,108)	(2,054)
		$904	$892

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	May 1, 2016	October 25, 2015

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$644	$658
Compensation and employee benefits	361	509
Warranty	121	126
Dividends payable	109	116
Income taxes payable	46	60
Other accrued taxes	43	58
Interest payable	31	36
Other	275	270
	$1,630	$1,833

	May 1, 2016	October 25, 2015

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$306	$132
Deferred revenue	675	633
	$981	$765

Applied typically receives deposits on future deliverables from customers in the Display and Energy and Environmental Solutions segments. In certain instances, customer deposits may be received from customers in the Applied Global Services segment.

	May 1, 2016	October 25, 2015

	(In millions)
Other Liabilities
Deferred income taxes	$14	$56
Income taxes payable	272	227
Defined and postretirement benefit plans	188	187
Other	82	85
	$556	$555

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Goodwill, Purchased Technology and Other Intangible Assets
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
As of May 1, 2016, Applied's reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Silicon Systems reporting segment, Applied Global Services, Display and Energy and Environmental Solutions.
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
Details of goodwill and other indefinite-lived intangible assets as of May 1, 2016 and October 25, 2015 were as follows:

	May 1, 2016			October 25, 2015
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Silicon Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	1,029	5	1,034	1,027	5	1,032
Display	124	18	142	124	18	142
Energy and Environmental Solutions	—	2	2	—	2	2
Carrying amount	$3,304	$25	$3,329	$3,302	$25	$3,327
From time to time, Applied makes acquisitions of and investments in companies related to existing or new markets for Applied.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	May 1, 2016	October 25, 2015

	(In millions)
Purchased technology, net	$491	$575
Intangible assets - finite-lived, net	152	162
Intangible assets - indefinite-lived	25	25
Total	$668	$762

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

Details of finite-lived intangible assets were as follows:

	May 1, 2016			October 25, 2015
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Silicon Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	28	44	72	28	44	72
Display	110	33	143	110	33	143
Energy and Environmental Solutions	4	12	16	4	12	16
Corporate	1	—	1	—	—	—
Gross carrying amount	$1,592	$341	$1,933	$1,591	$341	$1,932
Accumulated amortization:
Silicon Systems	$(960)	$(103)	$(1,063)	$(876)	$(95)	$(971)
Applied Global Services	(27)	(44)	(71)	(26)	(44)	(70)
Display	(110)	(33)	(143)	(110)	(33)	(143)
Energy and Environmental Solutions	(4)	(9)	(13)	(4)	(7)	(11)
Accumulated amortization	$(1,101)	$(189)	$(1,290)	$(1,016)	$(179)	$(1,195)
Carrying amount	$491	$152	$643	$575	$162	$737

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Silicon Systems	$46	$44	$92	$87
Applied Global Services	—	—	1	1
Display	—	1	—	2
Energy and Environmental Solutions	1	1	2	2
Total	$47	$46	$95	$92
Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Cost of products sold	$42	$40	$84	$80
Research, development and engineering	—	—	1	—
Marketing and selling	5	5	10	10
General and administrative	—	1	—	2
Total	$47	$46	$95	$92
As of May 1, 2016, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2016 (remaining 6 months)	$94
2017	187
2018	185
2019	44
2020	39
Thereafter	94
Total	$643

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied's public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both May 1, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
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
Debt outstanding as of May 1, 2016 and October 25, 2015 was as follows:

	Principal Amount
	May 1, 2016	October 25, 2015	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
2.650% Senior Notes Due 2016	$—	$400	2.666%	June 15, December 15
Other debt	—	800	1.0% - 1.25%
Total short-term debt	—	1,200
Long-term debt:
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	3,350	3,350
Total unamortized discount	(7)	(8)
Total long-term debt	3,343	3,342
Total debt	$3,343	$4,542

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	4	(14)	—	—	(10)
Amounts reclassified out of AOCI	—	7	—	—	7
Other comprehensive income (loss), net of tax	4	(7)	—	—	(3)
Balance at May 1, 2016	$18	$(22)	$(105)	$14	$(95)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(4)	3	(45)	(2)	(48)
Amounts reclassified out of AOCI	—	(3)	2	—	(1)
Other comprehensive income (loss), net of tax	(4)	—	(43)	(2)	(49)
Balance at April 26, 2015	$20	$—	$(148)	$3	$(125)

The effects on net income of amounts reclassified from AOCI for the three and six months ended May 1, 2016 and April 26, 2015 were not material.
Stock Repurchase Program

On April 26, 2015, Applied's Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018. At May 1, 2016, $150 million remained available for future stock repurchases under this repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes Applied’s stock repurchases for the three and six months ended May 1, 2016:

	Three Months Ended	Six Months Ended
	May 1, 2016	May 1, 2016

	(in millions, except per share amount)
Shares of common stock repurchased	45.1	80.5
Cost of stock repurchased	$900	$1,525
Average price paid per share	$19.93	$18.92

Applied did not purchase any shares of its common stock during the three and six months ended April 26, 2015.

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
Dividends
In March 2016 and December 2015, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends paid during the six months ended May 1, 2016 and April 26, 2015 totaled $228 million and $245 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan, which permits grants to employees of share-based awards, including stock options, restricted stock, restricted stock units, performance shares and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. Applied also has two Employee Stock Purchase Plans, one generally for United States employees and a second for employees of international subsidiaries (collectively, ESPP), which enable eligible employees to purchase Applied common stock.
During the three and six months ended May 1, 2016 and April 26, 2015, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Cost of products sold	$15	$14	$32	$29
Research, development, and engineering	18	17	38	35
Marketing and selling	6	7	13	13
General and administrative	9	9	19	18
Total share-based compensation	$48	$47	$102	$95
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

At May 1, 2016, Applied had $337 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. At May 1, 2016, there were 107 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 26 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended May 1, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 25, 2015	27	$16.41
Granted	11	$18.27
Vested	(10)	$14.24
Canceled	(1)	$17.43
Outstanding at May 1, 2016	27	$17.94
At May 1, 2016, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's total shareholder return relative to a peer group at a future date.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million shares during the three and six months ended May 1, 2016 and 2 million shares during the three and six months ended April 26, 2015. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	May 1, 2016	April 26, 2015
ESPP:
Dividend yield	2.07%	1.56%
Expected volatility	29.8%	31.4%
Risk-free interest rate	0.49%	0.07%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$4.47	$6.04

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended May 1, 2016 and April 26, 2015 is presented below:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Service cost	$4	$4	$7	$7
Interest cost	3	3	7	7
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of actuarial loss	1	1	2	3
Curtailment and settlement gain	(1)	—	(5)	(1)
Net periodic benefit cost	$3	$4	$3	$8

Note 11    Income Taxes
Applied’s effective tax rates for the second quarters of fiscal 2016 and 2015 were 19.0 percent and 6.4 percent, respectively. Applied's effective tax rates for the first half of fiscal 2016 and 2015 were 14.5 percent and 13.8 percent, respectively. The effective tax rates for the second quarter and first half of fiscal 2015 included the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the second quarter and first half of fiscal 2015 was a decrease in provision for income taxes of $39 million and $35 million, respectively, which was determined to be immaterial on the originating periods and fiscal 2015.  Accordingly, a restatement was not considered necessary. In addition, the effective tax rates for the second quarter and first half of fiscal 2015 included benefits from acquisition costs that became deductible as a result of the termination of the proposed business combination with TEL, and resolutions and changes related to income tax liabilities for prior years. As a result, the effective tax rates for the second quarter and first half of fiscal 2016 were higher than in the same periods in fiscal 2015. The higher effective tax rates in fiscal 2016 were partially offset by the benefit from changes in the geographical composition of income. The effective tax rates for the first half of fiscal 2016 and 2015 both included the benefit from the reinstatement of the U.S. federal research and development tax credit during these periods retroactive to its expiration in December of the prior years.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by up to $15 million as a result of the expiration of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Beginning balance	$119	$119	$126	$113
Warranties issued	30	32	56	69
Change in reserves related to preexisting warranty	(5)	(1)	(16)	(2)
Consumption of reserves	(23)	(27)	(45)	(57)
Ending balance	$121	$123	$121	$123
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2016, Applied has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Applied’s four reportable segments are: Silicon Systems, Applied Global Services, Display, and Energy and Environmental Solutions. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of May 1, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
May 1, 2016:
Silicon Systems	$1,587	$364	$2,960	$629
Applied Global Services	648	171	1,274	327
Display	167	29	380	67
Energy and Environmental Solutions	48	—	93	6
Total Segment	$2,450	$564	$4,707	$1,029
April 26, 2015:
Silicon Systems	$1,560	$374	$3,006	$681
Applied Global Services	646	170	1,229	323
Display	163	40	438	112
Energy and Environmental Solutions	73	(5)	128	(9)
Total Segment	$2,442	$579	$4,801	$1,107

Reconciliations of total segment operating results to Applied consolidated totals were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2016	April 26, 2015	May 1, 2016	April 26, 2015

	(In millions)
Total segment operating income	$564	$579	$1,029	$1,107
Corporate and unallocated costs	(139)	(148)	(250)	(276)
Certain items associated with terminated business combination	—	(29)	—	(49)
Gain on derivatives associated with terminated business combination	—	14	—	92
Income from operations	$425	$416	$779	$874

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended May 1, 2016, which were for products in multiple reportable segments.

Percentage of Net Sales
Micron Technology, Inc.	12%
Samsung Electronics Co., Ltd.	12%
Intel Corporation	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of May 1, 2016 should be read in conjunction with the financial statements for the fiscal year ended October 25, 2015 contained in the Company's Form 10-K filed December 9, 2015.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except per share amounts and percentages)
New orders	$3,451	$2,275	$2,515	$1,176	$936
Net sales	$2,450	$2,257	$2,442	$193	$8
Gross profit	$1,004	$916	$1,016	$88	$(12)
Gross margin	41.0%	40.6%	41.6%	0.4 points	(0.6) points
Operating income	$425	$354	$416	$71	$9
Operating margin	17.3%	15.7%	17.0%	1.6 points	0.3 points
Net income	$320	$286	$364	$34	$(44)
Earnings per diluted share	$0.29	$0.25	$0.29	$0.04	$—
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,045	$957	$1,055	$88	$(10)
Non-GAAP adjusted gross margin	42.7%	42.4%	43.2%	0.3 points	(0.5) points
Non-GAAP adjusted operating income	$470	$401	$476	$69	$(6)
Non-GAAP adjusted operating margin	19.2%	17.8%	19.5%	1.4 points	(0.3) points
Non-GAAP adjusted net income	$376	$302	$362	$74	$14
Non-GAAP adjusted earnings per diluted share	$0.34	$0.26	$0.29	$0.08	$0.05

	Six Months Ended		Change
	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except per share amounts and percentages)
New orders	$5,726	$4,788	$938
Net sales	$4,707	$4,801	$(94)
Gross profit	$1,920	$1,975	$(55)
Gross margin	40.8%	41.1%	(0.3) points
Operating income	$779	$874	$(95)
Operating margin	16.5%	18.2%	(1.7) points
Net income	$606	$712	$(106)
Earnings per diluted share	$0.53	$0.57	$(0.04)
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$2,002	$2,054	$(52)
Non-GAAP adjusted gross margin	42.5%	42.8%	(0.3) points
Non-GAAP adjusted operating income	$871	$923	$(52)
Non-GAAP adjusted operating margin	18.5%	19.2%	(0.7) points
Non-GAAP adjusted net income	$678	$700	$(22)
Non-GAAP adjusted earnings per diluted share	$0.60	$0.56	$0.04
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2016 and 2015 contains 53 weeks and 52 weeks, respectively, and the first six months of fiscal 2016 and 2015 contained 27 weeks and 26 weeks, respectively.

Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first six months of fiscal 2016, memory manufacturers invested in technology upgrades and additional capacity while foundry customers invested to meet demand for advanced mobile chips. For the remainder of the year, Applied anticipates 3D NAND and advanced foundry and logic node spending will drive our semiconductor business. Mobility investments, including increasing investments in new technology, represents a significant driver of display industry spending, which has resulted in higher manufacturing capacity expansion for mobile applications. As a result, new orders for display equipment increased in the second quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year, and Applied expects strong demand for mobile display manufacturing equipment for the remainder of fiscal 2016. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions. Investment in solar equipment remained low due to ongoing excess manufacturing capacity in the industry.

Results of Operations

New Orders
New orders by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
Silicon Systems	$1,966	57%	$1,275	56%	$1,704	68%	54%	15%
Applied Global Services	677	20%	773	34%	641	25%	(12)%	6%
Display	700	20%	183	8%	120	5%	283%	483%
Energy and Environmental Solutions	108	3%	44	2%	50	2%	145%	116%
Total	$3,451	100%	$2,275	100%	$2,515	100%	52%	37%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Silicon Systems	$3,241	57%	$3,130	65%	4%
Applied Global Services	1,450	25%	1,331	28%	9%
Display	883	15%	227	5%	289%
Energy and Environmental Solutions	152	3%	100	2%	52%
Total	$5,726	100%	$4,788	100%	20%

New orders for the second quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher demand for semiconductor, display and solar equipment, partially offset by lower orders for semiconductor services, reflecting seasonally lower service contract renewals. New orders for the second quarter and first half of fiscal 2016 increased across all segments compared to the same periods in the prior year. New orders for the Silicon Systems and Applied Global Services segment continued to comprise the majority of Applied's consolidated total new orders.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
Taiwan	$445	13%	$534	23%	$589	23%	(17)%	(24)%
China	903	26%	502	22%	352	14%	80%	157%
Korea	792	23%	373	17%	607	24%	112%	30%
Japan	339	10%	109	5%	365	15%	211%	(7)%
Southeast Asia	392	11%	232	10%	103	4%	69%	281%
Asia Pacific	2,871	83%	1,750	77%	2,016	80%	64%	42%
United States	386	11%	369	16%	368	15%	5%	5%
Europe	194	6%	156	7%	131	5%	24%	48%
Total	$3,451	100%	$2,275	100%	$2,515	100%	52%	37%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Taiwan	$979	17%	$1,134	24%	(14)%
China	1,405	25%	648	13%	117%
Korea	1,165	20%	1,153	24%	1%
Japan	448	8%	607	13%	(26)%
Southeast Asia	624	11%	188	4%	232%
Asia Pacific	4,621	81%	3,730	78%	24%
United States	755	13%	779	16%	(3)%
Europe	350	6%	279	6%	25%
Total	$5,726	100%	$4,788	100%	20%

The increases in new orders from customers in Korea, China, Japan and Southeast Asia in the second quarter of fiscal 2016 compared to the prior quarter primarily reflected increased demand from memory customers, while the decrease in new orders from customers in Taiwan reflected lower demand for memory and foundry equipment, partially offset by higher demand for display equipment. The increases in new orders from customers in Korea and Japan also reflected higher demand for display equipment. The increase in new orders from customers in Europe in the second quarter and first half of fiscal 2016 compared to the prior quarter and the same periods in the prior year was primarily due to higher demand from logic customers.
The increase in new orders from customers in China and Southeast Asia for the second quarter and first half of fiscal 2016 compared to the same periods in the prior year was primarily due to higher demand from memory customers. The increase in new orders from customers in Korea in the second quarter compared to the same period in the prior year primarily reflected higher demand for display equipment, partially offset by lower demand from memory and foundry customers. The decreases in new orders from customers in Taiwan and Japan for the second quarter and first half of fiscal 2016 compared to the same periods in the prior year were due to lower demand from semiconductor equipment, partially offset by higher demand for display equipment.

Changes in backlog during the six months ended May 1, 2016 were as follows:

May 1, 2016
(In millions)
Beginning balance	$3,142
New orders	5,726
Net sales	(4,707)
Net adjustments	7
Ending balance	$4,168
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 73 percent of backlog as of the end of the second quarter of fiscal 2016 is anticipated to be shipped within the next two quarters. Backlog adjustments during the first six months of fiscal 2016 totaled $7 million, primarily consisting of favorable foreign currency impact, partially offset by order cancellations.
Backlog by reportable segment as of the end of the most recent three fiscal quarters was as follows:

	May 1, 2016		January 31, 2016		October 25, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q4 2015

	(In millions, except percentages)
Silicon Systems	$2,044	49%	$1,602	51%	$1,720	55%	28%	19%
Applied Global Services	945	23%	928	30%	812	26%	2%	16%
Display	1,033	25%	495	16%	525	16%	109%	97%
Energy and Environmental Solutions	146	3%	84	3%	85	3%	74%	72%
Total	$4,168	100%	$3,109	100%	$3,142	100%	34%	33%
Total backlog in the second quarter of fiscal 2016 compared to the prior quarter increased primarily due to higher demand for semiconductor and display equipment. In the second quarter of fiscal 2016, approximately 62 percent of net sales in the Silicon Systems segment, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 60 percent in the prior quarter.

Net Sales
Net sales by reportable segment for the periods indicated were as follows:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
Silicon Systems	$1,587	65%	$1,373	61%	$1,560	64%	16%	2%
Applied Global Services	648	26%	626	28%	646	26%	4%	—%
Display	167	7%	213	9%	163	7%	(22)%	2%
Energy and Environmental Solutions	48	2%	45	2%	73	3%	7%	(34)%
Total	$2,450	100%	$2,257	100%	$2,442	100%	9%	—%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Silicon Systems Group	$2,960	63%	$3,006	63%	(2)%
Applied Global Services	1,274	27%	1,229	25%	4%
Display	380	8%	438	9%	(13)%
Energy and Environmental Solutions	93	2%	128	3%	(27)%
Total	$4,707	100%	$4,801	100%	(2)%

Net sales for the second quarter of fiscal 2016 increased compared to the prior quarter primarily due to increased investments in semiconductor equipment, partially offset by lower customer spending on display equipment. The Silicon Systems segment’s relative share of total net sales increased slightly compared to the prior quarter and remains the largest contributor of net sales.
For the second quarter of fiscal 2016 compared to the same period in the prior year, net sales remained relatively flat. Net sales for the first half of fiscal 2016 slightly decreased compared to the same period in the prior year, primarily due to lower customer spending on display semiconductor and solar equipment, partially offset by higher customer spending on semiconductor spares and services.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
Taiwan	$311	13%	$637	28%	$461	19%	(51)%	(33)%
China	752	31%	495	22%	434	18%	52%	73%
Korea	506	21%	273	12%	536	22%	85%	(6)%
Japan	260	10%	334	15%	274	11%	(22)%	(5)%
Southeast Asia	252	10%	87	4%	96	4%	190%	163%
Asia Pacific	2,081	85%	1,826	81%	1,801	74%	14%	16%
United States	272	11%	293	13%	472	19%	(7)%	(42)%
Europe	97	4%	138	6%	169	7%	(30)%	(43)%
Total	$2,450	100%	$2,257	100%	$2,442	100%	9%	—%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Taiwan	$948	20%	$1,017	21%	(7)%
China	1,247	26%	844	18%	48%
Korea	779	17%	1,072	22%	(27)%
Japan	594	13%	517	11%	15%
Southeast Asia	339	7%	188	4%	80%
Asia Pacific	3,907	83%	3,638	76%	7%
United States	565	12%	841	17%	(33)%
Europe	235	5%	322	7%	(27)%
Total	$4,707	100%	$4,801	100%	(2)%

The increases in net sales from customers in China and Southeast Asia for the second quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year, and the increase in net sales from customers in Korea for the second quarter of fiscal 2016 compared to the prior quarter, primarily reflected higher spending by memory customers. The decrease in net sales from customers in Taiwan for the second quarter of fiscal 2016 compared to the prior quarter and the same periods in the prior year reflected lower spending by foundry customers. The decrease in net sales from customers in Japan for the second quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year primarily reflected lower spending by logic customers. The decrease in net sales from customers in Europe for the second quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year was primarily due to lower customer spending on display and semiconductor equipment by customers in Europe.
The changes in net sales from customers in all regions in the first half of fiscal 2016 compared to the same period in the prior year primarily reflected changes in customers for semiconductor equipment. The increase in net sales from customers in China in the first half of fiscal 2016 compared to the same period in the prior year was partially offset by the lower spending from display customers.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Gross profit	$1,004	$916	$1,016	$88	$(12)	$1,920	$1,975	$(55)
Gross margin	41.0%	40.6%	41.6%	0.4 points	(0.6) points	40.8%	41.1%	(0.3) points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,045	$957	$1,055	$88	$(10)	$2,002	$2,054	$(52)
Non-GAAP adjusted gross margin	42.7%	42.4%	43.2%	0.3 points	(0.5) points	42.5%	42.8%	(0.3) points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the second quarter of fiscal 2016 increased compared to the prior quarter, primarily reflecting higher net sales and favorable changes in product and customer mix. Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the second quarter and first half of fiscal 2016 decreased compared to the same periods in the prior year, primarily due to unfavorable changes in product mix.

Gross profit and non-GAAP adjusted gross profit during each of the three months ended May 1, 2016, January 31, 2016 and April 26, 2015 included $15 million, $17 million and $14 million, respectively, of share-based compensation expense. Gross profit and non-GAAP adjusted gross margin during the six months ended May 1, 2016 and April 26, 2015 included $32 million and $29 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions)
Research, development and engineering	$386	$374	$365	$12	$21	$760	$716	$44
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
Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses increased slightly during the second quarter and first half of fiscal 2016 compared to the prior quarter and the same periods in the prior year, reflecting ongoing investment in product development initiatives. RD&E expenses during the three months ended May 1, 2016, January 31, 2016 and April 26, 2015 included $18 million, $20 million and $17 million, respectively, of share-based compensation expense. RD&E expense during the six months ended May 1, 2016 and April 26, 2015 included $38 million and $35 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions)
Marketing and selling	$102	$106	$109	$(4)	$(7)	$208	$220	$(12)
Marketing and selling expenses decreased slightly in the second quarter and first half of fiscal 2016 compared to the prior quarter and the same periods in the prior year due to continued cost management efforts. Marketing and selling expenses during the three months ended May 1, 2016, January 31, 2016 and April 26, 2015 included $6 million, $7 million and $7 million, respectively, of share-based compensation expense. Marketing and selling expenses during the six months ended May 1, 2016 and April 26, 2015 each included $13 million of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions)
General and administrative	$91	$82	$140	$9	$(49)	$173	$257	$(84)
G&A expenses for the second quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher variable compensation. G&A expenses for the second quarter and first half of fiscal 2016 decreased compared to the same periods in the prior year primarily due to lower acquisition-related and integration costs related to the terminated business combination with Tokyo Electron Limited (TEL) and change in foreign currency impact.
G&A expenses during the three months ended May 1, 2016, January 31, 2016 and April 26, 2015 included $9 million, $10 million and $9 million of share-based compensation expense, respectively. G&A expenses during the six months ended May 1, 2016 and April 26, 2015 included $19 million and $18 million, respectively, of share-based compensation expense.
Gain on Derivatives Associated with Terminated Business Combination
During the three and six months ended April 26, 2015, Applied recorded an unrealized gain of $14 million and $92 million, respectively, on the foreign exchanges option contracts associated with the then-anticipated business combination with TEL. Due to the termination of the then-anticipated business combination, the derivatives were sold during the third quarter of fiscal 2015. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions)
Interest expense	$37	$42	$24	$(5)	$13	$79	$47	$32
Interest and other income (loss), net	$7	$2	$(3)	$5	$10	$9	$(1)	$10
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 and September 2015. Interest expense decreased in the second quarter of fiscal 2016 compared to the prior quarter primarily due to the repayment of an $800 million short-term loan in the first quarter of fiscal 2016. Interest expense increased in the second quarter and the first half of fiscal 2016 compared to the same periods in the prior year primarily due to the issuance of senior unsecured notes in September 2015.
Interest and other income, net included a $5 million loss from redemption of $400 million in principal amount of senior unsecured notes recorded in the first quarter and first half of fiscal 2016. Interest and other income, net in the second quarter and first half of fiscal 2016 compared to the same period in the prior year increased primarily due to lower impairment of strategic investments net of realized gain and higher interest income from investments.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016	Q2 2016 over Q2 2015	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
Provision for income taxes	$75	$28	$25	$47	$50	$103	$114	$(11)
Effective tax rate	19.0%	8.9%	6.4%	10.1 points	12.6 points	14.5%	13.8%	0.7 points
Applied’s provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, income tax holidays and other income tax incentives. It is also affected by events that are not consistent from period to period, such as changes in income tax laws and the resolution of income tax filings.
The effective tax rate for the second quarter of fiscal 2016 was higher than in the prior quarter primarily due to the benefit from reinstatement of the U.S. federal research and development tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December 2014 and resolutions and changes related to income tax liabilities for prior years, partially offset by the benefit from changes in the geographical composition of income.
The effective tax rates for the second quarter and first half of fiscal 2015 included the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the second quarter and first half of fiscal 2015 was a decrease in provision for income taxes of $39 million and $35 million, respectively, which was determined to be immaterial on the originating periods and fiscal 2015.  Accordingly, a restatement was not considered necessary. In addition, the effective tax rates for the second quarter and first half of fiscal 2015 included benefits from acquisition costs that became deductible as a result of the termination of the proposed business combination with TEL, and resolutions and changes related to income tax liabilities for prior years. As a result, the effective tax rates for the second quarter and first half of fiscal 2016 were higher than in the same periods in fiscal 2015. The higher effective tax rates in fiscal 2016 were partially offset by the benefit from changes in the geographical composition of income. The effective tax rates for the first half of fiscal 2016 and 2015 both included the benefit from the reinstatement of the U.S. federal research and development tax credit during these periods retroactive to its expiration in December of the prior years.

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
Silicon Systems Segment
The Silicon Systems segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer packaging. Development efforts are focused on solving customers' key technical challenges in transistor, interconnect, patterning and packaging performance as devices scale to advanced technology nodes. The mobility trend remains the largest influence on industry spending, as it drives device manufacturers to continually improve their ability to deliver high-performance, low-power processors and affordable solid-state storage.
The competitive environment for Silicon Systems in the first six months of fiscal 2016 reflected steady investment by semiconductor manufacturers. Memory manufacturers invested in technology upgrades and additional capacity. Foundry customers invested to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016		Q2 2016 over Q2 2015

	(In millions, except percentages and ratios)
New orders	$1,966	$1,275	$1,704	$691	54%	$262	15%
Net sales	1,587	1,373	1,560	214	16%	27	2%
Book to bill ratio	1.2	0.9	1.1
Operating income	364	265	374	99	37%	(10)	(3)%
Operating margin	22.9%	19.3%	24.0%		3.6 points		(1.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$410	$312	$418	98	31%	(8)	(2)%
Non-GAAP adjusted operating margin	25.8%	22.7%	26.8%		3.1 points		(1.0) points

	Six Months Ended		Change
	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages and ratios)
New orders	$3,241	$3,130	$111	4%
Net sales	2,960	3,006	(46)	(2)%
Book to bill ratio	1.1	1.0
Operating income	629	681	(52)	(8)%
Operating margin	21.3%	22.7%		(1.4) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$722	$768	(46)	(6)%
Non-GAAP adjusted operating margin	24.4%	25.5%		(1.1) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for the Silicon Systems by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2016	January 31, 2016	April 26, 2015	May 1, 2016	April 26, 2015
Foundry	23%	38%	36%	29%	35%
Memory	66%	51%	52%	60%	52%
Logic and other	11%	11%	12%	11%	13%
	100%	100%	100%	100%	100%
New orders for the second quarter of fiscal 2016 increased compared to the prior quarter and to the same period in the prior year primarily due to higher demand from memory and logic customers, partially offset by lower demand from foundry customers. Net sales for the second quarter of fiscal 2016 increased compared to the prior quarter and to the same period in the prior year primarily due to higher spending from memory customers. Approximately 62 percent of net sales in the second quarter of fiscal 2016 were for orders received and shipped within the quarter. The increase in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter of fiscal 2016 compared to the prior quarter was driven by favorable change in product mix. The decrease in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter of fiscal 2016 compared to the same period in the prior year was due to higher research and development costs. In the second quarter of fiscal 2016, three customers accounted for approximately 61 percent of this segment's total new orders and five customers accounted for approximately 71 percent of this segment's total net sales.
New orders for the first half of fiscal 2016 increased compared to the same period in the prior year primarily due to increased demand from memory customers, partially offset by lower demand from foundry and logic customers. Net sales for the first half of fiscal 2016 slightly decreased compared to the same period in the prior period primarily due to lower spending from foundry customers, partially offset by higher spending from memory customers. Operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin decreased in the first half of fiscal 2016 compared to the same period in the prior year, primarily reflecting the decrease in net sales and higher research and development costs.

The following regions accounted for at least 30 percent of total net sales for the Silicon Systems segment for one or more of the periods indicated:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
China	$588	37%	$213	16%	$197	13%	176%	198%
Korea	$352	22%	$205	15%	$466	30%	72%	(24)%
Taiwan	$169	11%	$502	37%	$311	20%	(66)%	(46)%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
China	$801	27%	$276	9%	190%
Taiwan	$671	23%	$732	24%	(8)%
Korea	$557	19%	$907	30%	(39)%

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
Industry conditions that affected Applied Global Services' sales of spares and services during the first six months of fiscal 2016 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016		Q2 2016 over Q2 2015

	(In millions, except percentages and ratios)
New orders	$677	$773	$641	$(96)	(12)%	$36	6%
Net sales	648	626	646	22	4%	2	—%
Book to bill ratio	1.0	1.2	1.0
Operating income	171	156	170	15	10%	1	1%
Operating margin	26.4%	24.9%	26.3%		1.5 points		0.1 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	171	156	170	15	10%	1	1%
Non-GAAP adjusted operating margin	26.4%	24.9%	26.3%		1.5 points		0.1 points

	Six Months Ended		Change
	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages and ratios)
New orders	$1,450	$1,331	$119	9%
Net sales	1,274	1,229	45	4%
Book to bill ratio	1.1	1.1
Operating income	327	323	4	1%
Operating margin	25.7%	26.3%		(0.6) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$327	$324	3	1%
Non-GAAP adjusted operating margin	25.7%	26.4%		(0.7) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter of fiscal 2016 decreased compared to the prior quarter primarily due to service contract renewals being seasonally higher in the first quarter, partially offset by higher demand for semiconductor spares. Net sales for the second quarter of fiscal 2016 compared to the prior quarter slightly increased primarily due to higher spending on semiconductor spares as well as investment in 200mm equipment systems and mask equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the second quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher net sales and utilization rates.
New orders and net sales for the second quarter and first half of fiscal 2016 increased compared to the same periods in the prior year due to higher demand and spending for semiconductor services, partially offset by lower demand and investment in 200mm equipment systems. Operating income and non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter of fiscal 2016 compared to the same period in the prior year remained flat. Operating margin and non-GAAP adjusted operating margin in the first half of fiscal 2016 decreased compared to the same period in the prior year, despite the increase in net sales, primarily due to increased headcount to support business growth.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display Segment
The Display segment encompasses products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), tablets, smart phones, and other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; emerging markets such as OLED, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next generation mobile devices, including OLED.
The market environment for Applied's Display segment in the first six months of fiscal 2016 has been characterized by increasing demand for manufacturing equipment for high-end mobile devices and continued demand for TV manufacturing equipment, although this sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.

Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016		Q2 2016 over Q2 2015

	(In millions, except percentages and ratios)
New orders	$700	$183	$120	$517	283%	$580	483%
Net sales	167	213	163	(46)	(22)%	4	2%
Book to bill ratio	4.2	0.9	0.7
Operating income	29	38	40	(9)	(24)%	(11)	(28)%
Operating margin	17.4%	17.8%	24.5%		(0.4) points		(7.1) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$29	$38	$40	(9)	(24)%	(11)	(28)%
Non-GAAP adjusted operating margin	17.4%	17.8%	24.5%		(0.4) points		(7.1) points

	Six Months Ended		Change
	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages and ratios)
New orders	$883	$227	$656	289%
Net sales	380	438	(58)	(13)%
Book to bill ratio	2.3	0.5
Operating income	67	112	(45)	(40)%
Operating margin	17.6%	25.6%		(8.0) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$67	$113	(46)	(41)%
Non-GAAP adjusted operating margin	17.6%	25.8%		(8.2) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the second quarter and first half of fiscal 2016 increased compared to the prior quarter and the same periods in the prior year primarily due to demand for new mobile display products during the quarter, as well as increased orders for mobile display and TV manufacturing equipment. Net sales for the second quarter of fiscal 2016 were lower compared to the prior quarter which reflected lower level of orders received in the prior quarters. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin decreased compared to the prior quarter, as a result of lower net sales. Three customers accounted for approximately 76 percent of new orders for this segment during the second quarter of fiscal 2016, with one customer accounting for approximately 41 percent of new orders. Two customers accounted for approximately 73 percent of net sales for the Display segment in the second quarter of fiscal 2016, with one customer accounting for approximately 60 percent of net sales.
Net sales for the second quarter of fiscal 2016 was essentially flat compared to the same period in the prior year. Net sales for the first half of fiscal 2016 decreased compared to the same period in the prior year due to lower shipments of TV manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the second quarter and first half of fiscal 2016 decreased compared to the same periods in the prior year, reflecting unfavorable product mix and higher research and development cost for new product development.

The following regions accounted for at least 30 percent of total net sales for the Display segment for one or more of the periods presented:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
China	$43	26%	$170	80%	$138	85%	(75)%	(69)%
Korea	$101	60%	$7	3%	$16	10%	N/A	531%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
China	$213	56%	$377	86%	(44)%
Korea	$107	28%	$56	13%	91%

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	May 1, 2016	January 31, 2016	April 26, 2015	Q2 2016 over Q1 2016		Q2 2016 over Q2 2015

	(In millions, except percentages and ratios)
New orders	$108	$44	$50	$64	145%	$58	116%
Net sales	48	45	73	3	7%	(25)	(34)%
Book to bill ratio	2.3	1.0	0.7
Operating income (loss)	—	6	(5)	(6)	(100)%	5	100%
Operating margin	—%	13.3%	(6.8)%		(13.3) points		6.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	(1)	4	(4)	(5)	(125)%	3	75%
Non-GAAP adjusted operating margin	(2.1)%	8.9%	(5.5)%		(11.0) points		3.4 points

	Six Months Ended		Change
	May 1, 2016	April 26, 2015	YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages and ratios)
New orders	$152	$100	$52	52%
Net sales	93	128	(35)	(27)%
Book to bill ratio	1.6	0.8
Operating income (loss)	6	(9)	15	167%
Operating margin	6.5%	(7.0)%		13.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income (loss)	$3	$(7)	10	143%
Non-GAAP adjusted operating margin	3.2%	(5.5)%		8.7 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Financial results during the periods presented remained at low levels due to continued excess manufacturing capacity in the solar industry. The changes in operating margin and non-GAAP adjusted operating margin during the periods presented were primarily driven by changes in product mix. Four customers accounted for approximately 64 percent of new orders during the second quarter of fiscal 2016. Three customers accounted for approximately 57 percent of net sales for this segment during the second quarter of fiscal 2016.
The following region accounted for at least 30 percent of total net sales for the Energy and Environmental Solutions segment for one or more of the periods presented:

	Three Months Ended						Change
	May 1, 2016		January 31, 2016		April 26, 2015		Q2 2016 over Q1 2016	Q2 2016 over Q2 2015

	(In millions, except percentages)
China	$29	60%	$40	89%	$24	33%	(28)%	21%

	Six Months Ended				Change
	May 1, 2016		April 26, 2015		YTD Q2 2016 over YTD Q2 2015

	(In millions, except percentages)
China	$69	74%	$54	42%	28%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	May 1, 2016	October 25, 2015

	(In millions)
Cash and cash equivalents	$2,470	$4,797
Short-term investments	170	168
Long-term investments	934	946
Total cash, cash-equivalents and investments	$3,574	$5,911
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	May 1, 2016	April 26, 2015

	(In millions)
Cash provided by operating activities	$688	$358
Cash used in investing activities	$(114)	$(140)
Cash used in financing activities	$(2,901)	$(152)
Operating Activities
Cash from operating activities for the six months ended May 1, 2016 was $688 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. The primary drivers of cash from operating activities during the first half of fiscal 2016 included higher net income and increases in customer deposits and deferred revenue, partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses due to variable compensation and accounts payable payments.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers or factored any accounts receivable during the six months ended May 1, 2016 or April 26, 2015.
Applied’s working capital was $4.1 billion at May 1, 2016 and $5.5 billion at October 25, 2015. Applied’s working capital at May 1, 2016 includes the effects of the adoption of the authoritative guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not retrospectively adjusted.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	May 1, 2016	January 31, 2016	April 26, 2015

Days sales outstanding	71	71	67
Days inventory outstanding	121	134	109
Days payable outstanding	41	40	41

Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding remained flat in the second quarter of fiscal 2016 compared to the prior quarter primarily due to increased revenue and unfavorable linearity, offset by an additional week in the prior quarter. Days inventory outstanding decreased during the second quarter of fiscal 2016 compared to the prior quarter primarily due to an additional week in the prior quarter and higher cost of products sold. The increase in days inventory outstanding during the current quarter compared to the same period in the prior year also reflected higher inventory balances at the end of the second quarter of fiscal 2016 due to higher expected future business volume. Days payable outstanding increased slightly during the second quarter of fiscal 2016 compared to the prior quarter primarily reflecting higher accounts payable balances at the end of the current quarter, partially offset by an additional week during the prior quarter.
Investing Activities
Applied used $114 million of cash in investing activities during the six months ended May 1, 2016. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $9 million and capital expenditures were $115 million during the six months ended May 1, 2016.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and six months ended May 1, 2016, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At May 1, 2016, gross unrealized losses related to Applied's investment portfolio were not material.
Financing Activities
Applied used cash for financing activities in the amount of $2.9 billion during the six months ended May 1, 2016, consisting primarily of $1.2 billion in debt repayments, $1.5 billion in repurchases of common stock, and $228 million in cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $13 million and proceeds from common stock issuances of $44 million.
In March 2016 and December 2015, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at May 1, 2016. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both May 1, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At May 1, 2016, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $3.4 billion outstanding as of May 1, 2016. The indentures governing these notes include covenants with which Applied was in compliance at May 1, 2016. See Note 8 of Notes to Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied's capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2016, Applied Materials, Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

Others
During the three and six months ended May 1, 2016, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at May 1, 2016 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of May 1, 2016, approximately $2.4 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries may be subject to U.S. taxes if repatriated for U.S. operations. Of this amount, Applied intends to indefinitely reinvest approximately $1.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by non-U.S. subsidiaries, U.S. taxes have been provided for in the financial statements.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	May 1, 2016	January 31, 2016	April 26, 2015	May 1, 2016	April 26, 2015
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,004	$916	$1,016	$1,920	$1,975
Certain items associated with acquisitions[1]	41	42	39	83	79
Reversals related to restructuring, net[4]	—	(1)	—	(1)	—
Non-GAAP adjusted gross profit	$1,045	$957	$1,055	$2,002	$2,054
Non-GAAP adjusted gross margin	42.7%	42.4%	43.2%	42.5%	42.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$425	$354	$416	$779	$874
Certain items associated with acquisitions[1]	46	48	45	94	91
Acquisition integration costs	—	—	—	—	1
Gain on derivatives associated with terminated business combination, net	—	—	(14)	—	(92)
Certain items associated with terminated business combination[2]	—	—	29	—	49
Reversals related to restructuring, net[3,4]	(1)	(1)	—	(2)	—
Non-GAAP adjusted operating income	$470	$401	$476	$871	$923
Non-GAAP adjusted operating margin	19.2%	17.8%	19.5%	18.5%	19.2%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[5]	$320	$286	$364	$606	$712
Certain items associated with acquisitions[1]	46	48	45	94	91
Acquisition integration costs	—	—	—	—	1
Gain on derivatives associated with terminated business combination, net	—	—	(14)	—	(92)
Certain items associated with terminated business combination[2]	—	—	29	—	49
Reversals related to restructuring, net[3,4]	(1)	(1)	—	(2)	—
Impairment (gain on sale) of strategic investments, net	(1)	(2)	6	(3)	7
Loss on early extinguishment of debt	—	5	—	5	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[5]	16	(29)	(54)	(13)	(71)
Income tax effect of non-GAAP adjustments	(4)	(5)	(14)	(9)	3
Non-GAAP adjusted net income	$376	$302	$362	$678	$700

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.
3	Results for the three months ended May 1, 2016 included a $1 million favorable adjustment of employee-related costs associated with the cost reductions in the solar business.
4
Results for the three months ended January 31, 2016 included a $1 million benefit from sales of solar equipment tools for which inventory had been previously reserved related to the cost reductions in the solar business.

5
Amounts for three and six months ended April 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts)	May 1, 2016	January 31, 2016	April 26, 2015	May 1, 2016	April 26, 2015

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$0.29	$0.25	$0.29	$0.53	$0.57
Certain items associated with acquisitions	0.04	0.04	0.03	0.08	0.07
Certain items associated with terminated business combination	—	—	0.02	—	0.03
Gain on derivative associated with terminated business combination, net	—	—	(0.01)	—	(0.05)
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[1]	0.01	(0.03)	(0.04)	(0.01)	(0.06)
Non-GAAP adjusted earnings per diluted share	0.34	0.26	0.29	0.60	0.56
Weighted average number of diluted shares	1,119	1,154	1,241	1,137	1,241

1
Amounts for three and six months ended April 26, 2015 included an adjustment to decrease the provision for income taxes by $39 million and $35 million, respectively, with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	May 1, 2016	January 31, 2016	April 26, 2015	May 1, 2016	April 26, 2015

Silicon Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$364	$265	$374	$629	$681
Certain items associated with acquisitions[1]	46	47	44	93	87
Non-GAAP adjusted operating income	$410	$312	$418	$722	$768
Non-GAAP adjusted operating margin	25.8%	22.7%	26.8%	24.4%	25.5%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$171	$156	$170	$327	$323
Certain items associated with acquisitions[1]	—	—	—	—	1
Non-GAAP adjusted operating income	$171	$156	$170	$327	$324
Non-GAAP adjusted operating margin	26.4%	24.9%	26.3%	25.7%	26.4%
Display Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$29	$38	$40	$67	$112
Certain items associated with acquisitions[1]	—	—	—	—	1
Non-GAAP adjusted operating income	$29	$38	$40	$67	$113
Non-GAAP adjusted operating margin	17.4%	17.8%	24.5%	17.6%	25.8%
EES Non-GAAP Adjusted Operating Income (Loss)
Reported operating income (loss) - GAAP basis	$—	$6	$(5)	$6	$(9)
Certain items associated with acquisitions[1]	—	1	1	1	2
Reversals related to restructuring, net[2]	(1)	(3)	—	(4)	—
Non-GAAP adjusted operating income (loss)	$(1)	$4	$(4)	$3	$(7)
Non-GAAP adjusted operating margin	(2.1)%	8.9%	(5.5)%	3.2%	(5.5)%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2
Results for the three months ended May 1, 2016 and January 31, 2016 and six months ended May 1, 2016 primarily included favorable adjustments of employee-related costs associated with the cost reductions in the solar business.

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
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.0 billion at May 1, 2016. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at May 1, 2016, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $16 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At May 1, 2016, the carrying amount of long-term debt issued by Applied was $3.3 billion with an estimated fair value of $3.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $315 million at May 1, 2016.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2016, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth has depended primarily on consumer demand for increasingly larger and more advanced TVs and, more recently, on demand for smartphones and other mobile devices, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's display products, including:

•	the importance of new types of display technologies, such as organic light-emitting diode (OLED), low temperature polysilicon (LTPS), flexible displays and metal oxide, and new touch panel films;

•	the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions in China;

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
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first six months of fiscal 2016, five semiconductor manufacturers accounted for approximately 65 percent of the Silicon Systems segment's net sales and three customers accounted for 35 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the second quarter of fiscal 2016, approximately 89 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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
Applied has $3.35 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at May 1, 2016, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied is subject to taxation in the United States and various other jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. As of May 1, 2016, Applied intends to indefinitely reinvest approximately $1.9 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.
Consistent with the international nature of its business, Applied conducts certain manufacturing, supply chain, and other operations in Asia, bringing these activities closer to customers and reducing operating costs. In certain jurisdictions outside the United States, tax holidays or reduced income tax rates have been granted to Applied. To obtain the benefit of these tax incentives, Applied must meet requirements relating to various activities. Applied’s ability to realize benefits from these incentives could be materially affected if, among other things, applicable requirements are not met or Applied incurs net losses for which it cannot claim a deduction.
In addition, Applied is subject to examination by the Internal Revenue Service and other tax authorities, and from time to time amends previously filed tax returns. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although Applied believes its tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. Applied may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that Applied will be successful or that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and effective tax rates.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of May 1, 2016 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(February 1, 2016 to February 28, 2016)	9.1	$17.48	$159	9.1	$891
Month #2
(February 29, 2016 to March 27, 2016)	15.0	$19.87	298	15.0	$593
Month #3
(March 28, 2016 to May 1, 2016)	21.0	$21.02	443	21.0	$150
Total	45.1	$19.93	$900	45.1

*	On April 26, 2015, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases over the three years ending April 2018.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 26, 2016

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 26, 2016