Form 10-Q
period 2016-07-31
APPLIED MATERIALS INC /DE
filed 2016-08-25
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 31, 2016: 1,080,893,856

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(Unaudited)
Net sales	$2,821	$2,490	$7,528	$7,291
Cost of products sold	1,629	1,472	4,416	4,298
Gross profit	1,192	1,018	3,112	2,993
Operating expenses:
Research, development and engineering	386	372	1,146	1,088
Marketing and selling	107	112	315	332
General and administrative	103	135	276	392
Loss (gain) on derivatives associated with terminated business combination	—	3	—	(89)
Total operating expenses	596	622	1,737	1,723
Income from operations	596	396	1,375	1,270
Interest expense	38	24	117	71
Interest and other income, net	6	3	15	2
Income before income taxes	564	375	1,273	1,201
Provision for income taxes	59	46	162	160
Net income	$505	$329	$1,111	$1,041
Earnings per share:
Basic	$0.47	$0.27	$1.00	$0.85
Diluted	$0.46	$0.27	$0.99	$0.84
Weighted average number of shares:
Basic	1,083	1,221	1,115	1,225
Diluted	1,093	1,231	1,123	1,238
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(Unaudited)
Net income	$505	$329	$1,111	$1,041
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	17	1	21	(3)
Change in unrealized net loss on derivative instruments	(9)	(5)	(16)	(5)
Change in defined and postretirement benefit plans	—	—	—	(43)
Change in cumulative translation adjustments	—	11	—	9
Other comprehensive income (loss), net of tax	8	7	5	(42)
Comprehensive income	$513	$336	$1,116	$999
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 31, 2016	October 25, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,828	$4,797
Short-term investments	438	168
Accounts receivable, net	1,852	1,739
Inventories	2,026	1,833
Other current assets	255	724
Total current assets	7,399	9,261
Long-term investments	960	946
Property, plant and equipment, net	905	892
Goodwill	3,305	3,302
Purchased technology and other intangible assets, net	621	762
Deferred income taxes and other assets	509	145
Total assets	$13,699	$15,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,200
Accounts payable and accrued expenses	1,800	1,833
Customer deposits and deferred revenue	1,164	765
Total current liabilities	2,964	3,798
Long-term debt	3,343	3,342
Other liabilities	573	555
Total liabilities	6,880	7,695
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,714	6,575
Retained earnings	14,750	13,967
Treasury stock	(14,569)	(12,848)
Accumulated other comprehensive loss	(87)	(92)
Total stockholders’ equity	6,819	7,613
Total liabilities and stockholders’ equity	$13,699	$15,308
Amounts as of July 31, 2016 are unaudited. Amounts as of October 25, 2015 are derived from the October 25, 2015 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 31, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	1,111	—	—	—	1,111
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5	5
Dividends	—	—	—	(328)	—	—	—	(328)
Share-based compensation	—	—	150	—	—	—	—	150
Issuance under stock plans, net of a tax benefit of $18 and other	11	—	(11)	—	—	—	—	(11)
Common stock repurchases	(90)	—	—	—	90	(1,721)	—	(1,721)
Balance at July 31, 2016	1,081	$11	$6,714	$14,750	883	$(14,569)	$(87)	$6,819

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 26, 2015	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	1,041	—	—	—	1,041
Other comprehensive loss, net of tax	—	—	—	—	—	—	(42)	(42)
Dividends	—	—	—	(366)	—	—	—	(366)
Share-based compensation	—	—	141	—	—	—	—	141
Issuance under stock plans, net of a tax benefit of $54 and other	12	—	(40)	—	—	—	—	(40)
Common stock repurchases	(32)	—	—	—	32	(625)	—	(625)
Balance at July 26, 2015	1,201	$12	$6,485	$13,747	749	$(12,149)	$(118)	$7,977

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 31, 2016	July 26, 2015

	(Unaudited)
Cash flows from operating activities:
Net income	$1,111	$1,041
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	289	275
Share-based compensation	150	141
Excess tax benefits from share-based compensation	(18)	(54)
Deferred income taxes	14	25
Other	20	64
Changes in operating assets and liabilities:
Accounts receivable	(112)	(322)
Inventories	(192)	(172)
Other current and non-current assets	52	(2)
Accounts payable and accrued expenses	(84)	(174)
Customer deposits and deferred revenue	399	(82)
Income taxes payable	38	(72)
Other liabilities	2	24
Cash provided by operating activities	1,669	692
Cash flows from investing activities:
Capital expenditures	(165)	(162)
Cash paid for acquisitions, net of cash acquired	(5)	(2)
Proceeds from sales and maturities of investments	681	900
Purchases of investments	(947)	(960)
Cash used in investing activities	(436)	(224)
Cash flows from financing activities:
Debt repayments	(1,207)	—
Proceeds from common stock issuances	44	43
Common stock repurchases	(1,721)	(625)
Excess tax benefits from share-based compensation	18	54
Payments of dividends to stockholders	(336)	(368)
Cash used in financing activities	(3,202)	(896)
Decrease in cash and cash equivalents	(1,969)	(428)
Cash and cash equivalents — beginning of period	4,797	3,002
Cash and cash equivalents — end of period	$2,828	$2,574
Supplemental cash flow information:
Cash payments for income taxes	$144	$258
Cash refunds from income taxes	$104	$10
Cash payments for interest	$110	$85

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2015 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2015 (2015 Form 10-K). Applied’s results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2016 and 2015 contain 53 weeks and 52 weeks, respectively, and the first nine months of fiscal 2016 and 2015 contained 40 weeks and 39 weeks, respectively.
Effective in the third quarter of fiscal 2016, Applied began to account for its roll-to-roll web coating systems (previously included in the Energy and Environmental Solutions segment) and display upgrade equipment (previously included in the Applied Global Services segment) under the Display and Adjacent Markets segment (previously Display). As a result of these changes, Applied's solar business (previously included in the Energy and Environmental Solutions segment) is included in Corporate and Other as it did not meet the threshold for a separate reportable segment. Results for prior periods have been recast to conform to the current presentation. As of July 31, 2016, Applied's three primary reportable segments are: Semiconductor Systems (previously Silicon Systems), Applied Global Services and Display and Adjacent Markets. See Note 14 of Notes to the Consolidated Condensed Financial Statements for further detail on reportable segments.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. Early adoption is permitted beginning in the first quarter of fiscal 2020. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018. Early adoption is permitted as of the beginning of an interim or annual reporting period. Applied is currently evaluating the effect of this new guidance on Applied's consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions, except per share amounts)
Numerator:
Net income	$505	$329	$1,111	$1,041
Denominator:
Weighted average common shares outstanding	1,083	1,221	1,115	1,225
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	10	10	8	13
Denominator for diluted earnings per share	1,093	1,231	1,123	1,238
Basic earnings per share	$0.47	$0.27	$1.00	$0.85
Diluted earnings per share	$0.46	$0.27	$0.99	$0.84
Potentially dilutive securities	—	—	—	1

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,084	$—	$—	$1,084
Cash equivalents:
Money market funds	1,380	—	—	1,380
U.S. Treasury and agency securities	40	—	—	40
Municipal securities	167	—	—	167
Commercial paper, corporate bonds and medium-term notes	157	—	—	157
Total Cash equivalents	1,744	—	—	1,744
Total Cash and Cash equivalents	$2,828	$—	$—	$2,828
Short-term and long-term investments:
U.S. Treasury and agency securities	$253	$—	$—	$253
Non-U.S. government securities*	20	—	—	20
Municipal securities	409	3	—	412
Commercial paper, corporate bonds and medium-term notes	306	1	—	307
Asset-backed and mortgage-backed securities	264	1	1	264
Total fixed income securities	1,252	5	1	1,256
Publicly traded equity securities	33	48	4	77
Equity investments in privately-held companies	65	—	—	65
Total short-term and long-term investments	$1,350	$53	$5	$1,398
Total Cash, Cash equivalents and Investments	$4,178	$53	$5	$4,226
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,010	$—	$—	$1,010
Cash equivalents:
Money market funds	3,272	—	—	3,272
Non-U.S. government securities	60	—	—	60
Municipal securities	73	—	—	73
Commercial paper, corporate bonds and medium-term notes	382	—	—	382
Total Cash equivalents	3,787	—	—	3,787
Total Cash and Cash equivalents	$4,797	$—	$—	$4,797
Short-term and long-term investments:
U.S. Treasury and agency securities	$84	$—	$—	$84
Non-U.S. government securities	9	—	—	9
Municipal securities	384	2	—	386
Commercial paper, corporate bonds and medium-term notes	250	—	—	250
Asset-backed and mortgage-backed securities	262	—	—	262
Total fixed income securities	989	2	—	991
Publicly traded equity securities	28	17	—	45
Equity investments in privately-held companies	78	—	—	78
Total short-term and long-term investments	$1,095	$19	$—	$1,114
Total Cash, Cash equivalents and Investments	$5,892	$19	$—	$5,911

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 31, 2016:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$422	$422
Due after one through five years	566	570
No single maturity date**	362	406
	$1,350	$1,398
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 31, 2016 and July 26, 2015, gross realized gains and losses on investments were not material.
At July 31, 2016 and October 25, 2015, gross unrealized losses related to Applied's investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable securities at July 31, 2016 and July 26, 2015 were temporary in nature and therefore it did not recognize any impairment of its marketable securities during the three and nine months ended July 31, 2016 or July 26, 2015. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 31, 2016 and July 26, 2015 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 31, 2016, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 31, 2016			October 25, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,380	$—	$1,380	$3,272	$—	$3,272
U.S. Treasury and agency securities	90	203	293	72	12	84
Non-U.S. government securities	—	20	20	—	69	69
Municipal securities	—	579	579	—	459	459
Commercial paper, corporate bonds and medium-term notes	—	464	464	—	632	632
Asset-backed and mortgage-backed securities	—	264	264	—	262	262
Publicly traded equity securities	77	—	77	45	—	45
Total	$1,547	$1,530	$3,077	$3,389	$1,434	$4,823
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 31, 2016 or July 26, 2015. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 31, 2016 or October 25, 2015.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At July 31, 2016, equity investments in privately-held companies totaled $65 million, of which $58 million of investments were accounted for under the cost method of accounting and $7 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 25, 2015, equity investments in privately-held companies totaled $78 million, of which $70 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 31, 2016 and July 26, 2015 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At July 31, 2016, the carrying amount of long-term debt was $3.3 billion and the estimated fair value was $3.8 billion. At October 25, 2015, the carrying amount of long-term debt was $3.3 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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

Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at July 31, 2016 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 31, 2016 and July 26, 2015.
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
The fair values of foreign exchange derivative instruments at July 31, 2016 and October 25, 2015 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		July 31, 2016			July 26, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(26)	$(13)	$1	$5	$2	$(1)
Foreign exchange contracts	General and administrative	—	1	(1)	—	3	—
Interest rate swaps	Interest expense	—	(1)	—	$(8)	$—	$—
Total		$(26)	$(13)	$—	$(3)	$5	$(1)

		Nine Months Ended
		July 31, 2016			July 26, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$(49)	$(21)	$1	$10	$15	$(3)
Foreign exchange contracts	General and administrative	—	(1)	(2)	—	(5)	(1)
Interest rate swaps	Interest expense	—	(1)	—	(8)	—	—
Total		$(49)	$(23)	$(1)	$2	$10	$(4)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Gain on derivatives associated with terminated business combination	$—	$(3)	$—	$89
Foreign exchange contracts	General and administrative	(31)	11	(67)	31
Total		$(31)	$8	$(67)	$120

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 31, 2016.
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
Applied sold $57 million of accounts receivable during the three and nine months ended July 31, 2016. Applied did not sell accounts receivable during the three and nine months ended July 26, 2015. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 31, 2016 and July 26, 2015. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $48 million at July 31, 2016 and $49 million at October 25, 2015. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 31, 2016, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

Note 7	Balance Sheet Detail

	July 31, 2016	October 25, 2015

	(In millions)
Inventories
Customer service spares	$432	$382
Raw materials	461	461
Work-in-process	392	271
Finished goods	741	719
	$2,026	$1,833

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Included in finished goods inventory are $183 million at July 31, 2016, and $155 million at October 25, 2015, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $205 million and $185 million of evaluation inventory at July 31, 2016 and October 25, 2015, respectively.

	July 31, 2016	October 25, 2015

	(In millions)
Other Current Assets
Deferred income taxes, net[1]	$—	$403
Prepaid income taxes and income taxes receivable	76	127
Prepaid expenses and other	179	194
	$255	$724

1 July 31, 2016 balance reflects the effects of the prospective adoption of the authoritative guidance in the first quarter of fiscal 2016, which required all deferred tax assets and liabilities, and any related valuation allowance to be classified as noncurrent on the balance sheet.

	Useful Life	July 31, 2016	October 25, 2015

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$159	$157
Buildings and improvements	3-30	1,259	1,247
Demonstration and manufacturing equipment	3-5	1,017	920
Furniture, fixtures and other equipment	3-15	569	574
Construction in progress		54	48
Gross property, plant and equipment		3,058	2,946
Accumulated depreciation		(2,153)	(2,054)
		$905	$892

	July 31, 2016	October 25, 2015

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$717	$658
Compensation and employee benefits	449	509
Warranty	139	126
Dividends payable	108	116
Income taxes payable	23	60
Other accrued taxes	45	58
Interest payable	35	36
Other	284	270
	$1,800	$1,833

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 31, 2016	October 25, 2015

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$383	$132
Deferred revenue	781	633
	$1,164	$765

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	July 31, 2016	October 25, 2015

	(In millions)
Other Liabilities
Deferred income taxes	$16	$56
Income taxes payable	284	227
Defined and postretirement benefit plans	190	187
Other	83	85
	$573	$555

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
As of July 31, 2016, Applied's reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
Effective in the third quarter of fiscal 2016, Applied began to account for its roll-to-roll web coating systems (previously included in the Energy and Environmental Solutions segment) and display upgrade equipment (previously included in the Applied Global Services segment) under the Display and Adjacent Markets segment (previously Display). See Note 14, Industry Segment Operations. These changes did not affect the Semiconductor Systems reporting segment.
Due to this change, Applied performed a goodwill impairment test for Applied Global Services and Display and Adjacent Markets immediately before the changes in the composition of the segments, reallocated $31 million of goodwill from Applied Global Services associated with the display upgrade equipment business to Display and Adjacent Markets based on the estimated relative fair value of each business unit and, then performed another goodwill impairment test for Applied Global Services and Display and Adjacent Markets after the change. There was no goodwill associated with the roll-to-roll web coating systems business. Prior period information in the tables below has been reclassified to conform to current presentation, which reflects the new organizational structure.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In performing the goodwill impairment test, Applied utilized both the discounted cash flow method (weighted 75%) and the guideline company method (weighted 25%) to estimate the fair value of the reporting units. The estimates used in the impairment testing were consistent with the discrete forecasts that Applied uses to manage its business, and considered any significant developments that occurred during the quarter. Under the discounted cash flow method, cash flows beyond the discrete forecast were estimated using a terminal growth rate, which considered the long-term earnings growth rate specific to the reporting units. The estimated future cash flows were discounted to present value using each reporting unit's weighted average cost of capital. The weighted average cost of capital measures a reporting unit's cost of debt and equity financing weighted by the percentage of debt and equity in a reporting unit's target capital structure. In addition, the weighted average cost of capital was derived using both known and estimated market metrics, and was adjusted to reflect both the timing and risks associated with the estimated cash flows. The tax rate used in the discounted cash flow method was the median tax rate of comparable companies which reflected Applied's current international structure, which is consistent with the market participant perspective. Under the guideline company method, market multiples were applied to forecasted revenues and earnings before interest, taxes, depreciation and amortization. The market multiples used were consistent with comparable publicly-traded companies and considered each reporting unit's size, growth and profitability relative to its comparable companies. Based on Applied's analysis, the estimated fair value exceeded the carrying value for Applied Global Services and Display and Adjacent Markets segments before and after the change in their compositions, and therefore, the second step of the goodwill impairment test was not required.
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
Details of goodwill and other indefinite-lived intangible assets as of July 31, 2016 and October 25, 2015 were as follows:

	July 31, 2016			October 25, 2015
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	999	5	1,004	996	5	1,001
Display and Adjacent Markets	155	20	175	155	20	175
Carrying amount	$3,305	$25	$3,330	$3,302	$25	$3,327
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied's purchased technology and intangible assets is set forth below:

	July 31, 2016	October 25, 2015

	(In millions)
Purchased technology, net	$450	$575
Intangible assets - finite-lived, net	146	162
Intangible assets - indefinite-lived	25	25
Total	$621	$762

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

Details of finite-lived intangible assets were as follows:

	July 31, 2016			October 25, 2015
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	28	44	72	28	44	72
Display and Adjacent Markets	113	36	149	113	36	149
Corporate and Other	2	9	11	1	9	10
Gross carrying amount	$1,592	$341	$1,933	$1,591	$341	$1,932
Accumulated amortization:
Semiconductor Systems	$(1,001)	$(109)	$(1,110)	$(876)	$(95)	$(971)
Applied Global Services	(27)	(44)	(71)	(26)	(44)	(70)
Display and Adjacent Markets	(113)	(34)	(147)	(113)	(34)	(147)
Corporate and Other	(1)	$(8)	(9)	(1)	(6)	(7)
Accumulated amortization	$(1,142)	$(195)	$(1,337)	$(1,016)	$(179)	$(1,195)
Carrying amount	$450	$146	$596	$575	$162	$737

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Semiconductor Systems	$47	$45	$139	$132
Applied Global Services	—	—	1	1
Display and Adjacent Markets	—	1	—	3
Corporate & Other	—	—	2	2
Total	$47	$46	$142	$138
Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Cost of products sold	$42	$40	$126	$120
Research, development and engineering	—	1	1	1
Marketing and selling	5	5	15	15
General and administrative	—	—	—	2
Total	$47	$46	$142	$138
As of July 31, 2016, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2016 (remaining 3 months)	$47
2017	187
2018	185
2019	44
2020	39
Thereafter	94
Total	$596

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied's public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $76 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 31, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
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
In October 2015, a wholly-owned foreign subsidiary of Applied entered into a short-term loan agreement with multiple lenders, under which it borrowed $800 million to facilitate the return of capital to Applied. In January 2016, the $800 million aggregated principal amount of the loan was repaid.
Debt outstanding as of July 31, 2016 and October 25, 2015 was as follows:

	Principal Amount
	July 31, 2016	October 25, 2015	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
2.650% Senior Notes Due 2016	$—	$400	2.666%	June 15, December 15
Other debt	—	800	1.0% - 1.25%
Total short-term debt	—	1,200
Long-term debt:
7.125% Senior Notes Due 2017	200	200	7.190%	April 15, October 15
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	3,350	3,350
Total unamortized discount	(7)	(8)
Total long-term debt	3,343	3,342
Total debt	$3,343	$4,542

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	21	(31)	—	—	(10)
Amounts reclassified out of AOCI	—	15	—	—	15
Other comprehensive income (loss), net of tax	21	(16)	—	—	5
Balance at July 31, 2016	$35	$(31)	$(105)	$14	$(87)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	$(76)
Other comprehensive income (loss) before reclassifications	(3)	1	(45)	—	(47)
Amounts reclassified out of AOCI	—	(6)	2	9	5
Other comprehensive income (loss), net of tax	(3)	(5)	(43)	9	(42)
Balance at July 26, 2015	$21	$(5)	$(148)	$14	$(118)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 31, 2016 and July 26, 2015 were not material.
Stock Repurchase Program
On June 9, 2016, Applied's Board of Directors approved a new common stock repurchase program authorizing up to $2.0 billion in repurchases, which followed the completion of a $3.0 billion common stock repurchase program approved on April 26, 2015. At July 31, 2016, $1.95 billion remained available for future stock repurchases under the new repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes Applied’s stock repurchases for the three and nine months ended July 31, 2016 and July 26, 2015:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(in millions, except per share amount)
Shares of common stock repurchased	9.0	32.1	89.5	32.1
Cost of stock repurchased	$196	$625	$1,721	$625
Average price paid per share	$21.88	$19.47	$19.22	$19.47
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
Dividends
In June 2016, March 2016 and December 2015, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends paid during the nine months ended July 31, 2016 and July 26, 2015 totaled $336 million and $368 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 31, 2016 and July 26, 2015, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Cost of products sold	$14	$14	$46	$43
Research, development, and engineering	18	17	56	52
Marketing and selling	7	6	20	19
General and administrative	9	9	28	27
Total share-based compensation	$48	$46	$150	$141
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

At July 31, 2016, Applied had $297 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. At July 31, 2016, there were 107 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 26 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 25, 2015	27	$16.41
Granted	11	$18.36
Vested	(11)	$14.16
Canceled	(2)	$17.54
Outstanding at July 31, 2016	25	$18.16
At July 31, 2016, 1 million additional performance-based awards could be earned upon certain levels of achievement of Applied's total shareholder return relative to a peer group at a future date.
During the first quarter of fiscal 2016, certain executive officers were granted awards that are subject to the achievement of specified performance goals (performance-based awards). These performance-based awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. These performance-based awards require the achievement of a targeted level of adjusted annual operating profit margin. Additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Information Technology Index, measured at the end of a two-year period.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million shares during the nine months ended July 31, 2016 and 2 million shares during the nine months ended July 26, 2015. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 31, 2016	July 26, 2015
ESPP:
Dividend yield	2.07%	1.56%
Expected volatility	29.8%	31.4%
Risk-free interest rate	0.49%	0.07%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$4.47	$6.04

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 31, 2016 and July 26, 2015 is presented below:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Service cost	$3	$4	$10	$11
Interest cost	3	3	10	10
Expected return on plan assets	(4)	(4)	(12)	(12)
Amortization of actuarial loss	2	2	4	5
Curtailment and settlement gain	—	—	(5)	(1)
Net periodic benefit cost	$4	$5	$7	$13

Note 12    Income Taxes
Applied’s effective tax rates for the third quarters of fiscal 2016 and 2015 were 10.5 percent and 12.3 percent, respectively. Applied's effective tax rates for the first nine months of fiscal 2016 and 2015 were 12.7 percent and 13.3 percent, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2016 were lower than in the same periods in the prior year primarily due to changes in the geographical composition of income, partially offset by resolutions and changes related to income tax liabilities for prior years. The effective tax rate for the first nine months of fiscal 2015 included the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the first nine months of fiscal 2015 was a decrease in provision for income taxes of $35 million which was determined to be immaterial on the originating periods and fiscal 2015.  Accordingly, a restatement was not considered necessary. In addition, the effective tax rates for the first nine months of fiscal 2015 included the tax benefit from acquisition costs that became deductible as a result of the termination of the proposed business combination with TEL. The effective tax rates for the first nine months of fiscal 2016 and 2015 both included the tax benefit from the reinstatement of the U.S. federal research and development tax credit during these periods retroactive to its expiration in December of the prior years.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by up to $15 million as a result of the lapse of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Beginning balance	$121	$123	$126	$113
Warranties issued	35	29	91	98
Change in reserves related to preexisting warranty	7	(2)	(9)	(4)
Consumption of reserves	(24)	(25)	(69)	(82)
Ending balance	$139	$125	$139	$125
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $50 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2016, Applied has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

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

Note 14	Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
Effective in the third quarter of fiscal 2016, Applied began to account for its roll-to-roll web coating systems (previously included in the Energy and Environmental Solutions segment) and display upgrade equipment (previously included in the Applied Global Services segment) under the Display and Adjacent Markets segment (previously Display). As a result of these changes, Applied's solar business (previously in the Energy and Environmental Solutions segment) is included in Corporate and Other as it did not meet the threshold as a separate reportable segment. Results for prior periods have been recast to conform to the current presentation, which reflects the new organizational structure.
The Semiconductor Systems reportable segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, certain remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products.
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), upgrades and roll-to-roll web coating systems and other display technologies for TVs, personal computers, smart phones, and other consumer-oriented devices.
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
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules, and certain operating expenses that are not allocated to its reportable segments and are managed separately at the corporate level. These operating expenses include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 31, 2016:
Semiconductor Systems	$1,786	$511	$4,746	$1,140
Applied Global Services	657	175	1,896	489
Display and Adjacent Markets	313	63	754	142
Corporate and Other	65	(153)	132	(396)
Total	$2,821	$596	$7,528	$1,375
July 26, 2015:
Semiconductor Systems	$1,635	$411	$4,641	$1,092
Applied Global Services	646	162	1,836	470
Display and Adjacent Markets	185	35	709	163
Corporate and Other	24	(212)	105	(455)
Total	$2,490	$396	$7,291	$1,270

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 26, 2015	July 31, 2016	July 26, 2015

	(In millions)
Unallocated net sales	$65	$24	$132	$105
Unallocated cost of products sold and expenses	(170)	(186)	(378)	(458)
Share-based compensation	(48)	(46)	(150)	(141)
Certain items associated with terminated business combination	—	(1)	—	(50)
Gain (loss) on derivatives associated with terminated business combination	—	(3)	—	89
Total	$(153)	$(212)	$(396)	$(455)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 31, 2016, which were for products in multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	13%
Micron Technology, Inc.	13%
Samsung Electronics Co., Ltd.	12%
Intel Corporation	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied's results of operations and financial condition. Financial information as of July 31, 2016 should be read in conjunction with the financial statements for the fiscal year ended October 25, 2015 contained in the Company's Form 10-K filed December 9, 2015.
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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, display, and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and other displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in three reportable segments: Semiconductor Systems (previously Silicon Systems), Applied Global Services and Display and Adjacent Markets (previously Display). A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
Applied’s results are driven primarily by worldwide demand for semiconductors, which in turn depends on end-user demand for electronic products. Each of Applied’s businesses is subject to cyclical industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies and other electronic devices, as well as other factors, such as global economic and market conditions, and the nature and timing of technological advances in fabrication processes. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied's business. In light of these conditions, Applied's results can vary significantly year-over-year, as well as quarter-over-quarter.

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except per share amounts and percentages)
New orders	$3,658	$3,451	$2,892	$207	$766
Net sales	$2,821	$2,450	$2,490	$371	$331
Gross profit	$1,192	$1,004	$1,018	$188	$174
Gross margin	42.3%	41.0%	40.9%	1.3 points	1.4 points
Operating income	$596	$425	$396	$171	$200
Operating margin	21.1%	17.3%	15.9%	3.8 points	5.2 points
Net income	$505	$320	$329	$185	$176
Earnings per diluted share	$0.46	$0.29	$0.27	$0.17	$0.19
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,233	$1,045	$1,093	$188	$140
Non-GAAP adjusted gross margin	43.7%	42.7%	43.9%	1.0 points	(0.2) points
Non-GAAP adjusted operating income	$644	$470	$517	$174	$127
Non-GAAP adjusted operating margin	22.8%	19.2%	20.8%	3.6 points	2.0 points
Non-GAAP adjusted net income	$550	$376	$410	$174	$140
Non-GAAP adjusted earnings per diluted share	$0.50	$0.34	$0.33	$0.16	$0.17

	Nine Months Ended		Change
	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except per share amounts and percentages)
New orders	$9,384	$7,680	$1,704
Net sales	$7,528	$7,291	$237
Gross profit	$3,112	$2,993	$119
Gross margin	41.3%	41.1%	0.2 points
Operating income	$1,375	$1,270	$105
Operating margin	18.3%	17.4%	0.9 points
Net income	$1,111	$1,041	$70
Earnings per diluted share	$0.99	$0.84	$0.15
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$3,235	$3,147	$88
Non-GAAP adjusted gross margin	43.0%	43.2%	(0.2) points
Non-GAAP adjusted operating income	$1,515	$1,440	$75
Non-GAAP adjusted operating margin	20.1%	19.8%	0.3 points
Non-GAAP adjusted net income	$1,228	$1,110	$118
Non-GAAP adjusted earnings per diluted share	$1.09	$0.90	$0.19
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2016 and 2015 contains 53 weeks and 52 weeks, respectively, and the first nine months of fiscal 2016 and 2015 contained 40 weeks and 39 weeks, respectively.

Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first nine months of fiscal 2016, memory manufacturers invested in technology upgrades and additional capacity, both of which were driven in part by the transition from planar NAND to 3D NAND. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips. For the remainder of the year, Applied anticipates advanced foundry and 3D NAND spending will drive our semiconductor business. Mobility investments, including increasing investments in new technology, represents a significant driver of display industry spending, which has resulted in higher manufacturing capacity expansion for mobile applications. As a result, new orders for display equipment increased in the first nine months of fiscal 2016 compared to the same period in the prior year. Applied expects strong investments in mobile display manufacturing equipment for the remainder of fiscal 2016. Demand for larger LCD TVs is also a factor for display industry investments, although demand for TV manufacturing equipment remains susceptible to highly cyclical conditions.

Effective in the third quarter of fiscal 2016, Applied began to account for its roll-to-roll web coating systems (previously in Energy and Environmental Solutions) and display upgrade equipment (previously in Applied Global Services) under the Display and Adjacent Markets segment. As a result of the change, Applied's solar business (previously in Energy and Environmental Solutions) is included in Corporate and Other as it did not meet the threshold for a separate reportable segment. Results for prior periods have been recast to conform to the current presentation.

Results of Operations

New Orders
New orders for the periods indicated were as follows:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
Semiconductor Systems	$2,215	61%	$1,966	57%	$2,007	69%	13%	10%
Applied Global Services	590	16%	636	18%	543	19%	(7)%	9%
Display and Adjacent Markets	803	22%	762	22%	318	11%	5%	153%
Corporate and Other	50	1%	87	3%	24	1%	(43)%	108%
Total	$3,658	100%	$3,451	100%	$2,892	100%	6%	26%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Semiconductor Systems	$5,456	58%	$5,137	67%	6%
Applied Global Services	1,981	21%	1,839	24%	8%
Display and Adjacent Markets	1,773	19%	609	8%	191%
Corporate and Other	174	2%	95	1%	83%
Total	$9,384	100%	$7,680	100%	22%
New orders for the third quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher demand for semiconductor and display equipment, partially offset by lower orders for services. New orders for the third quarter and first nine months of fiscal 2016 increased across all segments compared to the same periods in the prior year, primarily due to higher demand for semiconductor and display equipment. New orders for the Semiconductor Systems continued to comprise the majority of Applied's consolidated total new orders.

New orders by geographic region, determined by the product shipment destination specified by the customer, were as follows:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
Taiwan	$1,240	34%	$445	13%	$828	29%	179%	50%
China	849	23%	903	26%	442	15%	(6)%	92%
Korea	689	19%	792	23%	349	12%	(13)%	97%
Japan	270	7%	339	10%	727	25%	(20)%	(63)%
Southeast Asia	139	4%	392	11%	142	5%	(65)%	(2)%
Asia Pacific	3,187	87%	2,871	83%	2,488	86%	11%	28%
United States	259	7%	386	11%	262	9%	(33)%	(1)%
Europe	212	6%	194	6%	142	5%	9%	49%
Total	$3,658	100%	$3,451	100%	$2,892	100%	6%	26%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Taiwan	$2,219	24%	$1,962	26%	13%
China	2,254	24%	1,090	14%	107%
Korea	1,854	20%	1,502	20%	23%
Japan	718	7%	1,334	17%	(46)%
Southeast Asia	763	8%	330	4%	131%
Asia Pacific	7,808	83%	6,218	81%	26%
United States	1,014	11%	1,041	14%	(3)%
Europe	562	6%	421	5%	33%
Total	$9,384	100%	$7,680	100%	22%
The increase in new orders from customers in Taiwan in the third quarter of fiscal 2016 compared to the prior quarter, and in the first nine months of fiscal 2016 compared to the same periods in the prior year, was primarily due to higher demand from foundry customers. The decreases in new orders from customers in Southeast Asia and Korea in the third quarter of fiscal 2016 compared to the prior quarter was primarily due to a decrease in memory orders, while the decreases in the United States and Japan reflected lower demand for display equipment from customers in those regions. The decrease in new orders from China primarily reflected a decrease in memory orders partially offset by higher demand for display equipment.
The changes in new orders from customers in China, Korea, Japan and Europe in the third quarter and first nine months of fiscal 2016 compared to the same periods in the prior year primarily reflected changes in customer mix for semiconductor equipment. In addition, the changes in new orders from customers in Korea, China and Japan also reflected changes in customer mix for display equipment. The increase in new orders from customers in Southeast Asia in the first nine months of fiscal 2016 compared to the same period in the prior year primarily reflected higher demand from memory customers.

Changes in backlog during the nine months ended July 31, 2016 were as follows:

July 31, 2016
(In millions)
Beginning balance	$3,142
New orders	9,384
Net sales	(7,528)
Net adjustments	(49)
Ending balance	$4,949
Backlog consists of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months. Applied’s backlog at any particular time is not necessarily indicative of actual sales for any future periods due to the potential for customer changes in delivery schedules or cancellation of orders. Approximately 67 percent of backlog as of the end of the third quarter of fiscal 2016 is anticipated to be shipped within the next two quarters. Backlog adjustments were negative during the first nine months of fiscal 2016 and totaled $49 million, primarily consisting order cancellations, partially offset by favorable foreign currency impact.
Backlog as of the end of the most recent three fiscal quarters was as follows:

	July 31, 2016		May 1, 2016		January 31, 2016		Q3 2016 over Q2 2016	Q3 2016 over Q1 2016

	(In millions, except percentages)
Semiconductor Systems	$2,461	50%	$2,044	49%	$1,602	51%	20%	54%
Applied Global Services	765	15%	876	21%	896	29%	(13)%	(15)%
Display and Adjacent Markets	1,640	33%	1,144	27%	553	18%	43%	197%
Corporate and Other	83	2%	104	3%	58	2%	(20)%	43%
Total	$4,949	100%	$4,168	100%	$3,109	100%	19%	59%
Total backlog in the third quarter of fiscal 2016 compared to the prior quarter increased primarily due to higher demand for semiconductor and display equipment. In the third quarter of fiscal 2016, approximately 64 percent of net sales in the Semiconductor Systems segment, Applied’s largest business segment, were for orders received and shipped within the quarter, up from 62 percent in the prior quarter.

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
Semiconductor Systems	$1,786	64%	$1,587	65%	$1,635	66%	13%	9%
Applied Global Services	657	23%	633	26%	646	26%	4%	2%
Display and Adjacent Markets	313	11%	187	7%	185	7%	67%	69%
Corporate and Other	65	2%	43	2%	24	1%	51%	171%
Total	$2,821	100%	$2,450	100%	$2,490	100%	15%	13%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Semiconductor Systems	$4,746	63%	$4,641	64%	2%
Applied Global Services	1,896	25%	1,836	25%	3%
Display and Adjacent Markets	754	10%	709	10%	6%
Corporate and Other	132	2%	105	1%	26%
Total	$7,528	100%	$7,291	100%	3%
Net sales for the third quarter of fiscal 2016 compared to the prior quarter, and for the third quarter and first nine months of fiscal 2016 compared to the same periods in the prior year, increased primarily due to increased investments in semiconductor and display equipment. The Semiconductor Systems segment’s relative share of total net sales decreased slightly compared to the prior quarter but still remains the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers' facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
Taiwan	$741	26%	$311	13%	$825	33%	138%	(10)%
China	571	20%	752	31%	302	12%	(24)%	89%
Korea	472	17%	506	21%	343	14%	(7)%	38%
Japan	321	11%	260	10%	283	11%	23%	13%
Southeast Asia	303	11%	252	10%	101	4%	20%	200%
Asia Pacific	2,408	85%	2,081	85%	1,854	74%	16%	30%
United States	289	10%	272	11%	488	20%	6%	(41)%
Europe	124	5%	97	4%	148	6%	28%	(16)%
Total	$2,821	100%	$2,450	100%	$2,490	100%	15%	13%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Taiwan	$1,689	22%	$1,842	25%	(8)%
China	1,818	24%	1,146	16%	59%
Korea	1,251	17%	1,415	19%	(12)%
Japan	915	12%	800	11%	14%
Southeast Asia	642	9%	289	4%	122%
Asia Pacific	6,315	84%	5,492	75%	15%
United States	854	11%	1,329	18%	(36)%
Europe	359	5%	470	7%	(24)%
Total	$7,528	100%	$7,291	100%	3%
The changes in net sales from customers in Taiwan and China for the third quarter of fiscal 2016 compared to the prior quarter primarily reflected changes in investments by foundry customers.
The changes in net sales from customers in all regions for the third quarter and first nine months of fiscal 2016 compared to the same periods in the prior year reflected changes in customer mix for semiconductor equipment. In addition, the changes in net sales from customers in Korea, Taiwan and China also reflected changes in display equipment customer mix. The increase in net sales from customers in Japan in the first nine months of fiscal 2016 compared to the same period in the prior year also reflected higher spending in services and display equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Gross profit	$1,192	$1,004	$1,018	$188	$174	$3,112	$2,993	$119
Gross margin	42.3%	41.0%	40.9%	1.3 points	1.4 points	41.3%	41.1%	0.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,233	$1,045	$1,093	$188	$140	$3,235	$3,147	$88
Non-GAAP adjusted gross margin	43.7%	42.7%	43.9%	1.0 points	(0.2) points	43.0%	43.2%	(0.2) points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the third quarter of fiscal 2016 increased compared to the prior quarter, primarily reflecting higher net sales, partially offset by unfavorable changes in product mix. Gross profit and gross margin during the third quarter of fiscal 2015 also included inventory charges associated with the restructuring actions in the solar business. Gross profit, gross margin and non-GAAP adjusted gross profit in the third quarter and first nine months of fiscal 2016 increased compared to the same periods in the prior year, primarily due to higher net sales, however non-GAAP adjusted gross margin decreased slightly for the same periods compared to the prior year due to unfavorable changes in product mix.
Gross profit and non-GAAP adjusted gross profit during each of the three months ended July 31, 2016, May 1, 2016 and July 26, 2015 included $14 million, $15 million and $14 million, respectively, of share-based compensation expense. Gross profit and non-GAAP adjusted gross margin during the nine months ended July 31, 2016 and July 26, 2015 included $46 million and $43 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions)
Research, development and engineering	$386	$386	$372	$—	$14	$1,146	$1,088	$58
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
Management believes that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of its customers’ most advanced designs. Applied has maintained and intends to continue its commitment to investing in RD&E in order to continue to offer new products and technologies. RD&E expenses remained flat during the third quarter of fiscal 2016 compared to the prior quarter, but increased during the third quarter and first nine months of fiscal 2016 compared to the same periods in the prior year, reflecting ongoing investment in product development initiatives. RD&E expenses during the three months ended July 31, 2016, May 1, 2016 and July 26, 2015 included $18 million, $18 million and $17 million, respectively, of share-based compensation expense. RD&E expense during the nine months ended July 31, 2016 and July 26, 2015 included $56 million and $52 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions)
Marketing and selling	$107	$102	$112	$5	$(5)	$315	$332	$(17)
Marketing and selling expenses increased slightly in the third quarter of fiscal 2016 compared to the prior quarter, but decreased in the third quarter and first nine months of fiscal 2016 compared to the same periods in the prior year primarily due to continued cost management efforts. Marketing and selling expenses during the three months ended July 31, 2016, May 1, 2016 and July 26, 2015 included $7 million, $6 million and $6 million, respectively, of share-based compensation expense. Marketing and selling expenses during the nine months ended July 31, 2016 and July 26, 2015 included $20 million and $19 million, respectively, of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions)
General and administrative	$103	$91	$135	$12	$(32)	$276	$392	$(116)
G&A expenses for the third quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher variable compensation and unfavorable impact from foreign exchange, partially offset by savings from a temporary shutdown. G&A expenses for the third quarter and first nine months of fiscal 2016 decreased compared to the same periods in the prior year. G&A expenses were higher for the same periods in the prior year primarily due to acquisition-related and integration costs related to the terminated business combination with Tokyo Electron Limited (TEL), restructuring charges and impact of foreign currency exchange loss as a result of functional currency correction, all recorded during the third quarter of fiscal 2015.
G&A expenses during the three months ended July 31, 2016, May 1, 2016 and July 26, 2015 each included $9 million of share-based compensation expense. G&A expenses during the nine months ended July 31, 2016 and July 26, 2015 included $28 million and $27 million, respectively, of share-based compensation expense.
Gain on Derivatives Associated with Terminated Business Combination
During the three and nine months ended July 26, 2015, Applied recorded a loss of $3 million and a gain of $89 million, respectively, on the foreign exchanges option contracts associated with the then-anticipated business combination with TEL. Due to the termination of the then-anticipated business combination, the derivatives were sold during the third quarter of fiscal 2015. For further details, see Note 5 of Notes to Consolidated Condensed Financial Statements.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions)
Interest expense	$38	$37	$24	$1	$14	$117	$71	$46
Interest and other income, net	$6	$7	$3	$(1)	$3	$15	$2	$13
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 and September 2015. Interest expense in the third quarter of fiscal 2016 compared to the prior quarter remained flat. Interest expense increased in the third quarter and the first nine months of fiscal 2016 compared to the same periods in the prior year primarily due to the issuance of senior unsecured notes in September 2015.
Interest and other income, net in the third quarter of fiscal 2016 compared to the prior quarter and the same period in the prior year remained relatively flat. Interest and other income, net in the first nine months of fiscal 2016 compared to the same period in the prior year increased primarily due to lower impairment of strategic investments, net of realized gain and higher interest income from investments.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Nine Months Ended		Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016	Q3 2016 over Q3 2015	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
Provision for income taxes	$59	$75	$46	$(16)	$13	$162	$160	$2
Effective tax rate	10.5%	19.0%	12.3%	(8.5) points	(1.8) points	12.7%	13.3%	(0.6) points
Applied’s provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, income tax holidays and other income tax incentives. It is also affected by events that are not consistent from period to period, such as changes in income tax laws and the resolution of income tax filings.
The effective tax rate for the third quarter of fiscal 2016 was lower than in the prior quarter primarily due to changes in the geographical composition of income and resolutions and changes related to income tax liabilities for prior years.
Applied’s effective tax rates for the third quarters of fiscal 2016 and 2015 were 10.5 percent and 12.3 percent, respectively. Applied's effective tax rates for the first nine months of fiscal 2016 and 2015 were 12.7 percent and 13.3 percent, respectively. The effective tax rates for the third quarter of fiscal 2016 and the first nine months of 2016 were lower than in the same periods in the prior year primarily due to changes in the geographical composition of income, partially offset by resolutions and changes related to income tax liabilities for prior years. The effective tax rate for the first nine months of fiscal 2015 included the effect of an adjustment primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. While this error had no impact on Applied’s consolidated cost of sales, it resulted in overstating profitability in the U.S. and the provision for income taxes, income taxes payable and other tax balance sheet accounts in each year since fiscal 2010. The impact of the adjustment to the first nine months of fiscal 2015 was a decrease in provision for income taxes of $35 million which was determined to be immaterial on the originating periods and fiscal 2015. Accordingly, a restatement was not considered necessary. In addition, the effective tax rate for the first nine months of fiscal 2015 included the tax benefit from acquisition costs that became deductible as a result of the termination of the proposed business combination with TEL. The effective tax rates for the first nine months of fiscal 2016 and 2015 both included the tax benefit from the reinstatement of the U.S. federal research and development tax credit during these periods retroactive to its expiration in December of the prior years.

Segment Information
Applied reports financial results in three segments: Semiconductor Systems (previously Silicon Systems), Applied Global Services, and Display and Adjacent Markets. Effective in the third quarter of fiscal 2016, Applied began to account for its roll-to-roll web coating systems (previously included in the Energy and Environmental Solutions segment) and display upgrade equipment (previously included in the Applied Global Services segment) under the Display and Adjacent Markets segment (previously Display). As a result of the change, Applied's solar business (previously included in the Energy and Environmental Solutions segment) is included in Corporate and Other as it did not meet the threshold as a separate reportable segment. Results for prior periods have been recast to conform to the current presentation. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 14 of Notes to Consolidated Condensed Financial Statements.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules and certain operating expenses that are not allocated to its reportable segments and are managed separately at the corporate level. These operating expenses include costs for share-based compensation; certain management, finance, legal, human resource, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
The results for each reportable segment are discussed below.
Semiconductor Systems Segment
The Semiconductor Systems segment includes semiconductor capital equipment for deposition, etch, ion implantation, rapid thermal processing, chemical mechanical planarization, metrology and inspection, and wafer level packaging. Development efforts are focused on solving customers' key technical challenges in transistor, interconnect, patterning and packaging performance as devices scale to advanced technology nodes. The mobility trend remains the largest influence on industry spending, as it drives semiconductor device manufacturers to continually improve their ability to deliver high-performance, low-power processors and affordable memories.
The market for Semiconductor Systems in the first nine months of fiscal 2016 reflected continued investment by semiconductor manufacturers. Memory manufacturers invested in technology upgrades and additional capacity, both of which were driven in part by the transition from planar NAND to 3D NAND. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016		Q3 2016 over Q3 2015

	(In millions, except percentages and ratios)
New orders	$2,215	$1,966	$2,007	$249	13%	$208	10%
Net sales	1,786	1,587	1,635	199	13%	151	9%
Book to bill ratio	1.2	1.2	1.2
Operating income	511	364	411	147	40%	100	24%
Operating margin	28.6%	22.9%	25.1%		5.7 points		3.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$556	$410	$455	146	36%	101	22%
Non-GAAP adjusted operating margin	31.1%	25.8%	27.8%		5.3 points		3.3 points

	Nine Months Ended		Change
	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages and ratios)
New orders	$5,456	$5,137	$319	6%
Net sales	4,746	4,641	105	2%
Book to bill ratio	1.1	1.1
Operating income	1,140	1,092	48	4%
Operating margin	24.0%	23.5%		0.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,278	$1,223	55	4%
Non-GAAP adjusted operating margin	26.9%	26.4%		0.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

New orders for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2016	May 1, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Foundry	57%	23%	32%	40%	34%
Memory	29%	66%	57%	47%	54%
Logic and other	14%	11%	11%	13%	12%
	100%	100%	100%	100%	100%
New orders for the third quarter and first nine months of fiscal 2016 increased compared to the prior quarter and to the same period in the prior year primarily due to higher demand from foundry customers, partially offset by lower demand from memory customers. Net sales for the third quarter of fiscal 2016 increased compared to the prior quarter, primarily due to higher spending from foundry customers. Approximately 64 percent of net sales in the third quarter of fiscal 2016 were for orders received and shipped within the quarter. The increase in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the third quarter and first nine months of fiscal 2016 compared to the prior quarter and the same periods in the prior year primarily reflected higher net sales. In the third quarter of fiscal 2016, two customers accounted for approximately 50 percent of this segment's total new orders with one customer accounting for approximately 40 percent of this segment's total new orders and three customers accounted for approximately 57 percent of this segment's total net sales.
Net sales for the third quarter and first nine months of fiscal 2016 increased compared to the same periods in the prior year primarily due to higher spending from memory customers.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
China	$361	20%	$588	37%	$110	7%	(39)%	228%
Taiwan	$547	31%	$169	11%	$668	41%	224%	(18)%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
China	$1,162	24%	$385	8%	202%
Taiwan	$1,218	26%	$1,399	30%	(13)%

Applied Global Services Segment
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, certain remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products. Customer demand for products and services is fulfilled through a global distribution system with trained service engineers located in close proximity to customer sites.
Industry conditions that affected Applied Global Services' sales of spares and services during the first nine months of fiscal 2016 were principally semiconductor manufacturers' wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016		Q3 2016 over Q3 2015

	(In millions, except percentages and ratios)
New orders	$590	$636	$543	$(46)	(7)%	$47	9%
Net sales	657	633	646	24	4%	11	2%
Book to bill ratio	0.9	1.0	0.8
Operating income	175	165	162	10	6%	13	8%
Operating margin	26.6%	26.1%	25.1%		0.5 points		1.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	176	165	165	11	7%	11	7%
Non-GAAP adjusted operating margin	26.8%	26.1%	25.5%		0.7 points		1.3 points

	Nine Months Ended		Change
	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages and ratios)
New orders	$1,981	$1,839	$142	8%
Net sales	1,896	1,836	60	3%
Book to bill ratio	1.0	1.0
Operating income	489	470	19	4%
Operating margin	25.8%	25.6%		0.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$490	$474	16	3%
Non-GAAP adjusted operating margin	25.8%	25.8%		—%

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the third quarter of fiscal 2016 decreased compared to the prior quarter primarily due to lower demand for services. Net sales for the third quarter of fiscal 2016 compared to the prior quarter slightly increased primarily due to higher spending on semiconductor spares and services. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the third quarter of fiscal 2016 increased compared to the prior quarter primarily due to higher net sales.
New orders for the third quarter of fiscal 2016 increased compared to the same period in the prior year due to higher demand for spares. New orders for the first nine months of fiscal 2016 compared to the same period in the prior year reflected increased demand for spares and services, partially offset by lower demand for 200mm equipment systems. Net sales for the third quarter and first nine months of fiscal 2016 increased compared to the same periods in the prior year due to higher customer spending for semiconductor services and spares, partially offset by lower investments in 200mm equipment systems. Operating income and non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the third quarter of fiscal 2016 compared to the same period in the prior year increased due to higher net sales. Operating income and non-GAAP adjusted operating income for the first nine months of fiscal 2016 increased compared to the same periods in the prior, reflecting higher net sales, while operating margin and non-GAAP adjusted operating margin remained flat primarily due to increased headcount to support business growth.
There was no single customer or region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), upgrades and roll-to-roll web coating systems and other display technologies for TVs, personal computers (PCs), tablets, smart phones, other consumer-oriented devices. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; emerging markets such as OLED, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next generation mobile devices, including OLED.
The market environment for Applied's Display and Adjacent Markets segment in the first nine months of fiscal 2016 has been characterized by increasing demand for manufacturing equipment for high-end mobile devices and continued demand for TV manufacturing equipment, although the TV manufacturing equipment sector remains susceptible to highly cyclical conditions. Uneven order and revenue patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.

Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	July 31, 2016	May 1, 2016	July 26, 2015	Q3 2016 over Q2 2016		Q3 2016 over Q3 2015

	(In millions, except percentages and ratios)
New orders	$803	$762	$318	$41	5%	$485	153%
Net sales	313	187	185	126	67%	128	69%
Book to bill ratio	2.6	4.1	1.7
Operating income	63	31	35	32	103%	28	80%
Operating margin	20.1%	16.6%	18.9%		3.5 points		1.2 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$63	$31	$36	32	103%	27	75%
Non-GAAP adjusted operating margin	20.1%	16.6%	19.5%		3.5 points		0.6 points

	Nine Months Ended		Change
	July 31, 2016	July 26, 2015	YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages and ratios)
New orders	$1,773	$609	$1,164	191%
Net sales	754	709	45	6%
Book to bill ratio	2.4	0.9
Operating income	142	163	(21)	(13)%
Operating margin	18.8%	23.0%		(4.2) points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$142	$166	(24)	(14)%
Non-GAAP adjusted operating margin	18.8%	23.4%		(4.6) points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
New orders for the third quarter of fiscal 2016 increased compared to the prior quarter primarily due to increased orders for mobile display manufacturing equipment, reflecting increased demand for new technology, and TV manufacturing equipment. Net sales for the third quarter of fiscal 2016 were higher compared to the prior quarter which reflected higher customer investments for mobile display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the third quarter of fiscal 2016 increased compared to the prior quarter and the same period in the prior year, as a result of higher net sales, partially offset by unfavorable product mix. Two customers accounted for approximately 83 percent of new orders for this segment during the third quarter of fiscal 2016, accounting for approximately 45 percent and 38 percent of new orders, respectively. Two customers accounted for approximately 54 percent of net sales for the Display and Adjacent Markets segment in the third quarter of fiscal 2016, with one customer accounting for approximately 42 percent of net sales for the Display and Adjacent Markets segment.
New orders for the third quarter and first nine months of fiscal 2016 increased compared to the same periods in the prior year primarily due to increased orders for mobile display and TV manufacturing equipment. In addition, new orders for the first nine months of fiscal 2016 reflected demand for new mobile display technology. Net sales for the third quarter and first nine months of fiscal 2016 increased compared to the same period in the prior year primarily due to higher customer investments in mobile display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the first nine months of fiscal 2016 decreased compared to the same period in the prior year, reflecting unfavorable product mix and higher research and new product development costs.

The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended						Change
	July 31, 2016		May 1, 2016		July 26, 2015		Q3 2016 over Q2 2016	Q3 2016 over Q3 2015

	(In millions, except percentages)
China	$86	27%	$46	25%	$108	58%	87%	(20)%
Korea	$143	46%	$109	58%	$54	29%	31%	165%

	Nine Months Ended				Change
	July 31, 2016		July 26, 2015		YTD Q3 2016 over YTD Q3 2015

	(In millions, except percentages)
China	$326	43%	$509	72%	(36)%
Korea	$265	35%	$122	17%	117%

Financial Condition, Liquidity and Capital Resources
Applied's cash, cash equivalents and investments consist of the following:

	July 31, 2016	October 25, 2015

	(In millions)
Cash and cash equivalents	$2,828	$4,797
Short-term investments	438	168
Long-term investments	960	946
Total cash, cash-equivalents and investments	$4,226	$5,911
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 31, 2016	July 26, 2015

	(In millions)
Cash provided by operating activities	$1,669	$692
Cash used in investing activities	$(436)	$(224)
Cash used in financing activities	$(3,202)	$(896)
Operating Activities
Cash from operating activities for the nine months ended July 31, 2016 was $1.7 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. The primary drivers of cash from operating activities during the first nine months of fiscal 2016 included higher net income and increases in customer deposits and deferred revenue, partially offset by increases in accounts receivable and inventory. Cash from operating activities for the nine months ended July 31, 2016 increased compared to prior year primarily due to increases in customer deposits, deferred revenue and income taxes payable, lower increase in accounts receivable and higher net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $57 million of accounts receivable during the three and nine months ended July 31, 2016. Applied did not sell accounts receivable during the three and nine months ended July 26, 2015. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the nine months ended July 31, 2016 or July 26, 2015.
Applied’s working capital was $4.4 billion at July 31, 2016 and $5.5 billion at October 25, 2015. Applied’s working capital at July 31, 2016 includes the effects of the adoption of the authoritative guidance requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not retrospectively adjusted.

Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	July 31, 2016	May 1, 2016	July 26, 2015

Days sales outstanding	60	71	73
Days inventory outstanding	113	121	108
Days payable outstanding	40	41	43
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding decreased in the third quarter of fiscal 2016 compared to the prior quarter primarily due to improved revenue linearity. Days inventory outstanding decreased during the third quarter of fiscal 2016 compared to the prior quarter primarily due to higher revenue and cost of products sold. The increase in days inventory outstanding during the current quarter compared to the same period in the prior year reflected higher inventory balances at the end of the third quarter of fiscal 2016 due to higher expected future business volume. Days payable outstanding decreased slightly during the third quarter of fiscal 2016 compared to the prior quarter primarily reflecting higher total cost of products sold due to higher business volume.
Investing Activities
Applied used $436 million of cash in investing activities during the nine months ended July 31, 2016. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $266 million and capital expenditures were $165 million during the nine months ended July 31, 2016.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three and nine months ended July 31, 2016, Applied did not recognize any impairment of its fixed income or publicly traded equity securities. At July 31, 2016, gross unrealized losses related to Applied's investment portfolio were not material.
Financing Activities
Applied used cash for financing activities in the amount of $3.2 billion during the nine months ended July 31, 2016, consisting primarily of $1.2 billion in debt repayments, $1.7 billion in repurchases of common stock, and $336 million in cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $18 million and proceeds from common stock issuances of $44 million.
In June 2016, March 2016 and December 2015, Applied's Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 31, 2016. Remaining credit facilities in the amount of approximately $76 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 31, 2016 and October 25, 2015, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At July 31, 2016, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $3.4 billion outstanding as of July 31, 2016. The indentures governing these notes include covenants with which Applied was in compliance at July 31, 2016. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied's capital requirements and the availability of financing.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2016, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $50 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2016, Applied Materials, Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.
Others
During the three and nine months ended July 31, 2016, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at July 31, 2016 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of July 31, 2016, approximately $3.3 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries may be subject to U.S. income tax if repatriated for U.S. operations. Of this amount, Applied intends to indefinitely reinvest approximately $2.8 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. income tax if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by non-U.S. subsidiaries, U.S. income tax has been provided for in the financial statements.
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

Non-GAAP Adjusted Financial Results
Applied provides investors with certain non-GAAP adjusted financial measures, which are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; certain other discrete adjustments and income tax items. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below.
Management uses these non-GAAP adjusted financial measures to evaluate the Company's operating and financial performance and for planning purposes, and as performance measures in its executive compensation program. Applied believes these measures enhance an overall understanding of our performance and investors’ ability to review the Company’s business from the same perspective as the Company's management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 31, 2016	May 1, 2016	July 26, 2015	July 31, 2016	July 26, 2015
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,192	$1,004	$1,018	$3,112	$2,993
Certain items associated with acquisitions[1]	42	41	41	125	120
Inventory charges (reversals) related to restructuring[3,5]	(1)	—	34	(2)	34
Non-GAAP adjusted gross profit	$1,233	$1,045	$1,093	$3,235	$3,147
Non-GAAP adjusted gross margin	43.7%	42.7%	43.9%	43.0%	43.2%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$596	$425	$396	$1,375	$1,270
Certain items associated with acquisitions[1]	47	46	47	141	138
Acquisition integration and deal costs	2	—	1	2	2
Loss (gain) on derivatives associated with terminated business combination, net	—	—	3	—	(89)
Certain items associated with terminated business combination[2]	—	—	1	—	50
Inventory charges (reversals) related to restructuring and asset impairments, net[3,4,5]	(1)	(1)	50	(3)	50
Foreign exchange loss due to functional currency change[6]	—	—	19	—	19
Non-GAAP adjusted operating income	$644	$470	$517	$1,515	$1,440
Non-GAAP adjusted operating margin	22.8%	19.2%	20.8%	20.1%	19.8%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[7]	$505	$320	$329	$1,111	$1,041
Certain items associated with acquisitions[1]	47	46	47	141	138
Acquisition integration and deal costs	2	—	1	2	2
Loss (gain) on derivatives associated with terminated business combination, net	—	—	3	—	(89)
Certain items associated with terminated business combination[2]	—	—	1	—	50
Inventory charges (reversals) related to restructuring and asset impairments, net[3,4,5]	(1)	(1)	50	(3)	50
Impairment (gain on sale) of strategic investments, net	—	(1)	(1)	(3)	6
Foreign exchange loss due to functional currency change[6]	—	—	19	—	19
Loss on early extinguishment of debt	—	—	—	5	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[7]	1	16	(21)	(12)	(92)
Income tax effect of non-GAAP adjustments[8]	(4)	(4)	(18)	(13)	(15)
Non-GAAP adjusted net income	$550	$376	$410	$1,228	$1,110

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.
3
Results for the three and nine months ended July 31, 2016 primarily included benefit from sales of solar equipment tools for which inventory had been previously reserved related to the cost reductions in the solar business.

4	Results for the three months ended May 1, 2016 included a $1 million favorable adjustment of employee-related costs associated with the cost reductions in the solar business.
5
Results for the three and nine months ended July 26, 2015 primarily included $34 million of inventory charges and $17 million of restructuring charges and asset impairments related to cost reductions in the solar business.

6	Results for the three and nine months ended July 26, 2015 included a $19 million foreign exchange loss due to an immaterial correction of an error related to functional currency change.
7
Amounts for nine months ended July 26, 2015 included an adjustment to decrease the provision for income taxes by $35 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

8	These amounts represent non-GAAP adjustments above multiplied by the effective tax rate within the jurisdictions the adjustments affect.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except per share amounts)	July 31, 2016	May 1, 2016	July 26, 2015	July 31, 2016	July 26, 2015

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$0.46	$0.29	$0.27	$0.99	$0.84
Certain items associated with acquisitions	0.04	0.04	0.03	0.11	0.10
Certain items associated with terminated business combination	—	—	—	—	0.03
Gain on derivative associated with terminated business combination, net	—	—	—	—	(0.05)
Restructuring, inventory charges and asset impairments	—	—	0.03	—	0.03
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[1]	—	0.01	(0.02)	(0.01)	(0.07)
Foreign exchange loss due to functional currency change	—	—	0.02	—	0.02
Non-GAAP adjusted earnings per diluted share	0.50	0.34	0.33	1.09	0.90
Weighted average number of diluted shares	1,093	1,119	1,231	1,123	1,238

1
Amounts for nine months ended July 26, 2015 included an adjustment to decrease the provision for income taxes by $35 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.03. The adjustment was excluded in Applied's non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	July 31, 2016	May 1, 2016	July 26, 2015	July 31, 2016	July 26, 2015

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$511	$364	$411	$1,140	$1,092
Certain items associated with acquisitions[1]	45	46	44	138	131
Non-GAAP adjusted operating income	$556	$410	$455	$1,278	$1,223
Non-GAAP adjusted operating margin	31.1%	25.8%	27.8%	26.9%	26.4%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$175	$165	$162	$489	$470
Certain items associated with acquisitions[1]	1	—	—	1	1
Inventory charges related to restructuring[2]	—	—	3	$—	$3
Non-GAAP adjusted operating income	$176	$165	$165	$490	$474
Non-GAAP adjusted operating margin	26.8%	26.1%	25.5%	25.8%	25.8%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$63	$31	$35	$142	$163
Certain items associated with acquisitions[1]	—	—	1	—	3
Non-GAAP adjusted operating income	$63	$31	$36	$142	$166
Non-GAAP adjusted operating margin	20.1%	16.6%	19.5%	18.8%	23.4%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Results for the three and nine months ended July 26, 2015 included $3 million of inventory charges related to cost reduction in the solar business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.3 billion at July 31, 2016. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 31, 2016, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $18 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 31, 2016, the carrying amount of long-term debt issued by Applied was $3.3 billion with an estimated fair value of $3.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $329 million at July 31, 2016.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2016, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth under “Legal Matters” in Note 13 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

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
As a supplier to the global semiconductor and display and related industries, Applied is subject to business cycles, the timing, length and volatility of which can be difficult to predict and which vary by reportable segment. These industries historically have been cyclical due to sudden changes in customers’ requirements for new manufacturing capacity and advanced technology, which depend in part on customers’ capacity utilization, production volumes, access to affordable capital, end-use demand, consumer buying patterns, and inventory levels relative to demand, as well as the rate of technology transitions and general economic conditions. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect Applied’s orders, net sales, operating expenses and net income. In particular, the amount and mix of capital equipment spending between foundry, memory and logic customers can have a significant impact on the results of operations of our Semiconductor Systems segment, which is the largest contributor to Applied’s consolidated net sales and total new orders.
To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity for each of its segments as well as across multiple segments, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. Even with effective management of costs, during periods of decreasing demand, Applied's gross margins and earnings may be adversely impacted.
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
The global semiconductor, display and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and/or the profitability of Applied's products, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on foundry and other customers’ businesses and, in turn, on demand for Applied’s products;

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•	differences in growth rates among the semiconductor, display and other industries in which Applied operates;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need to continually reduce the total cost of manufacturing system ownership;

•
the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;

•	manufacturers’ ability to reconfigure and re-use fabrication systems;

•	the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;

•	requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;

•	price and performance trends for semiconductor devices and displays, and the corresponding effect on demand for such products;

•	the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;

•	the increasing role for and complexity of software in Applied products; and

•	the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.
Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.
The largest proportion of Applied’s consolidated net sales and profitability has been and continues to be derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales of service products to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and/or the profitability of Applied's semiconductor equipment and service products, including:

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

•
shorter cycle times between order placements by customers and product shipment require greater reliance on forecasting of customer investment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;

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

•	improve the productivity of capital invested in R&D activities;

•	accurately forecast demand, work with suppliers and meet production schedules for its products;

•	improve its manufacturing processes and achieve cost efficiencies across product offerings;

•	adapt to changes in value offered by companies in different parts of the supply chain;

•	qualify products for evaluation and, in turn, volume manufacturing with its customers; and

•
implement changes in its design engineering methodology, including those that enable reduction of material costs and cycle time, greater commonality of platforms and types of parts used in different systems, greater effectiveness of product life cycle management, and reduced energy usage and environmental impact.

Applied is exposed to risks associated with a highly concentrated customer base.
Applied’s semiconductor customer base historically has been, and is becoming even more, highly concentrated as a result of economic and industry conditions. In the first nine months of fiscal 2016, four semiconductor manufacturers accounted for approximately 58 percent of the Semiconductor Systems segment's net sales and four customers accounted for 49 percent of Applied’s consolidated net sales. Applied’s display customer base is also highly concentrated. Applied’s customer base is also geographically-concentrated. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for tabular presentations of net sales by geographic region.
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
In the third quarter of fiscal 2016, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. Moreover, China now represents the largest market for various electronic products, such as TVs, PCs, and smartphones. Certain of Applied’s R&D and manufacturing facilities, as well as suppliers to Applied, are also located outside the United States, including in Singapore, Taiwan, China, Korea, Israel, Germany and Italy. Applied is also expanding its business and operations in new countries. The global nature of Applied’s business and operations, combined with the need to continually improve the Company’s operating cost structure, presents challenges, including but not limited to those arising from:

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

•	the need for an effective business continuity plan if a disaster or other event occurs that could disrupt business operations;

•	the need to regularly reassess the size, capability and location of global infrastructure and make appropriate changes;

•	cultural and language differences;

•	difficulties and uncertainties associated with the entry into new countries;

•	hiring and integration of an increasing number of new workers, including in countries such as India and China;

•	the increasing need for the workforce to be more mobile and work in or travel to different regions;

•	uncertainties with respect to economic growth rates in various countries; and

•	uncertainties with respect to growth rates for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
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
Applied has $3.35 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at July 31, 2016, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied is subject to taxation in the United States and various other jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s future provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. As of July 31, 2016, Applied intends to indefinitely reinvest approximately $2.8 billion of cash, cash equivalents and marketable securities held by non-U.S. subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of July 31, 2016 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(May 2, 2016 to May 29, 2016)	5.9	$20.60	$120	5.9	$30
Month #2
(May 30, 2016 to June 26, 2016)	1.2	$24.32	29	1.2	$2,000
Month #3
(June 27, 2016 to July 31, 2016)	1.9	$24.29	47	1.9	$1,953
Total	9.0	$21.88	$196	9.0

*
On June 9, 2016, Applied's Board of Directors approved a new $2.0 billion common stock repurchase program authorizing up to $2.0 billion in repurchases, which followed the completion of a $3.0 billion common stock repurchase program approved on April 26, 2015.

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
August 25, 2016

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 25, 2016