Form 10-Q
period 2017-01-29
APPLIED MATERIALS INC /DE
filed 2017-02-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 29, 2017: 1,079,831,003

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 29, 2017	January 31, 2016

	(Unaudited)
Net sales	$3,278	$2,257
Cost of products sold	1,833	1,341
Gross profit	1,445	916
Operating expenses:
Research, development and engineering	417	374
Marketing and selling	118	106
General and administrative	103	82
Total operating expenses	638	562
Income from operations	807	354
Interest expense	38	42
Interest and other income, net	2	2
Income before income taxes	771	314
Provision for income taxes	68	28
Net income	$703	$286
Earnings per share:
Basic and diluted	$0.65	$0.25
Weighted average number of shares:
Basic	1,078	1,146
Diluted	1,089	1,154
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 29, 2017	January 31, 2016

	(Unaudited)
Net income	$703	$286
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	1	1
Change in unrealized net loss on derivative instruments	15	(3)
Change in defined and postretirement benefit plans	(7)	—
Other comprehensive income (loss), net of tax	9	(2)
Comprehensive income	$712	$284
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 29, 2017	October 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$3,491	$3,406
Short-term investments	656	343
Accounts receivable, net	2,369	2,279
Inventories	2,281	2,050
Other current assets	297	275
Total current assets	9,094	8,353
Long-term investments	909	929
Property, plant and equipment, net	949	937
Goodwill	3,316	3,316
Purchased technology and other intangible assets, net	527	575
Deferred income taxes and other assets	449	460
Total assets	$15,244	$14,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, notes payable and accrued expenses	$2,139	$2,256
Customer deposits and deferred revenue	1,669	1,376
Total current liabilities	3,808	3,632
Long-term debt	3,125	3,125
Other liabilities	624	596
Total liabilities	7,557	7,353
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,805	6,809
Retained earnings	15,847	15,252
Treasury stock	(14,870)	(14,740)
Accumulated other comprehensive loss	(106)	(115)
Total stockholders’ equity	7,687	7,217
Total liabilities and stockholders’ equity	$15,244	$14,570
Amounts as of January 29, 2017 are unaudited. Amounts as of October 30, 2016 are derived from the October 30, 2016 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 29, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	703	—	—	—	703
Other comprehensive income, net of tax	—	—	—	—	—	—	9	9
Dividends	—	—	—	(108)	—	—	—	(108)
Share-based compensation	—	—	54	—	—	—	—	54
Issuance under stock plans, net of a tax benefit of $44 and other	6	—	(58)	—	—	—	—	(58)
Common stock repurchases	(4)	—	—	—	4	(130)	—	(130)
Balance at January 29, 2017	1,080	$11	$6,805	$15,847	893	$(14,870)	$(106)	$7,687

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 31, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	286	—	—	—	286
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	(111)	—	—	—	(111)
Share-based compensation	—	—	54	—	—	—	—	54
Issuance under stock plans, net of a tax benefit of $10 and other	6	—	(47)	—	—	—	—	(47)
Common stock repurchases	(35)	—	—	—	35	(625)	—	(625)
Balance at January 31, 2016	1,131	$11	$6,582	$14,142	828	$(13,473)	$(94)	$7,168

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 29, 2017	January 31, 2016

	(Unaudited)
Cash flows from operating activities:
Net income	$703	$286
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97	96
Share-based compensation	54	54
Excess tax benefits from share-based compensation	(44)	(10)
Deferred income taxes	25	15
Other	9	10
Changes in operating assets and liabilities:
Accounts receivable	(89)	113
Inventories	(231)	(2)
Other current and non-current assets	(42)	(14)
Accounts payable and accrued expenses	(158)	(423)
Customer deposits and deferred revenue	293	85
Income taxes payable	15	5
Other liabilities	14	(8)
Cash provided by operating activities	646	207
Cash flows from investing activities:
Capital expenditures	(64)	(68)
Proceeds from sales and maturities of investments	286	241
Purchases of investments	(589)	(282)
Cash used in investing activities	(367)	(109)
Cash flows from financing activities:
Debt repayments	—	(1,205)
Proceeds from common stock issuances	—	2
Common stock repurchases	(130)	(625)
Excess tax benefits from share-based compensation	44	10
Payments of dividends to stockholders	(108)	(115)
Cash used in financing activities	(194)	(1,933)
Increase (decrease) in cash and cash equivalents	85	(1,835)
Cash and cash equivalents — beginning of period	3,406	4,797
Cash and cash equivalents — end of period	$3,491	$2,962
Supplemental cash flow information:
Cash payments for income taxes	$35	$44
Cash refunds from income taxes	$2	$5
Cash payments for interest	$34	$34

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 (2016 Form 10-K). Applied’s results of operations for the three months ended January 29, 2017 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2017 and 2016 contain 52 weeks and 53 weeks, respectively, and the first three months of fiscal 2017 and 2016 contained 13 weeks and 14 weeks, respectively.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standard Board (FASB) issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Effective in the first quarter of fiscal 2017, Applied adopted the authoritative guidance retrospectively. The adoption of this guidance did not have a significant impact on Applied’s consolidated financial statements. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion.
Fair Value Disclosures. In May 2015, the FASB issued authoritative guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance also removes the requirement of certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance became effective for Applied in the first quarter of fiscal 2017, with retrospective application. The adoption of this guidance only impacts disclosures in Applied’s annual consolidated financial statements.
Intangibles: Internal-Use Software. In April 2015, the FASB issued authoritative guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance did not change accounting for service contracts. Applied adopted this guidance effective in the first quarter of fiscal 2017 prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a significant impact on Applied’s consolidated financial statements.
Accounting Standards Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Restricted Cash. In August 2016, a new authoritative guidance was issued which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Financial Instruments: Credit Losses. In June 2016, the FASB issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. Early adoption is permitted beginning in the first quarter of fiscal 2020. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Applied plans to adopt the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, Applied has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in Applied’s results of operations. Applied also elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. Applied expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020 and should be applied using a modified retrospective approach. Early adoption is permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Inventory Measurement. In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018 and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. In addition, the modified approach will require additional disclosures. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. With this amendment, the guidance will be effective for Applied in the first quarter of fiscal 2019, which is the Company’s planned adoption date. In fiscal 2016, Applied established a project steering committee and cross-functional implementation team to identify potential differences that would result from applying the requirements of the new standard to Applied’s revenue contracts. In addition, the implementation team is also responsible for identifying and implementing changes to business processes, systems and controls to support recognition and disclosure under the new standard. Applied is continuing to evaluate the effect of this new guidance on Applied’s financial position, results of operations and its ongoing financial reporting, including the selection of a transition method.

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

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions, except per share amounts)
Numerator:
Net income	$703	$286
Denominator:
Weighted average common shares outstanding	1,078	1,146
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	8
Denominator for diluted earnings per share	1,089	1,154
Basic and diluted earnings per share	$0.65	$0.25
Potentially dilutive securities	—	2

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price, average unamortized fair value and assumed tax benefits upon the exercise of options and the vesting of restricted stock units are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 29, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,322	$—	$—	$1,322
Cash equivalents:
Money market funds	1,533	—	—	1,533
U.S. Treasury and agency securities	50	—	—	50
Non-U.S. government securities*	31	—	—	31
Municipal securities	210	—	—	210
Commercial paper, corporate bonds and medium-term notes	345	—	—	345
Total Cash equivalents	2,169	—	—	2,169
Total Cash and Cash equivalents	$3,491	$—	$—	$3,491
Short-term and long-term investments:
U.S. Treasury and agency securities	$103	$—	$1	$102
Non-U.S. government securities*	35	—	—	35
Municipal securities	560	—	1	559
Commercial paper, corporate bonds and medium-term notes	470	—	1	469
Asset-backed and mortgage-backed securities	265	—	1	264
Total fixed income securities	1,433	—	4	1,429
Publicly traded equity securities	26	47	1	72
Equity investments in privately-held companies	64	—	—	64
Total short-term and long-term investments	$1,523	$47	$5	$1,565
Total Cash, Cash equivalents and Investments	$5,014	$47	$5	$5,056
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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 29, 2017:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$639	$639
Due after one through five years	529	526
No single maturity date**	355	400
	$1,523	$1,565
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 29, 2017 and January 31, 2016, gross realized gains and losses on investments were not material.
At January 29, 2017 and October 30, 2016, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities at January 29, 2017 and January 31, 2016 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three months ended January 29, 2017 or January 31, 2016. Impairment charges on equity investments in privately-held companies during the three months ended January 29, 2017 and January 31, 2016 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to results of operations.

Note 4	Fair Value Measurements
Applied’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when events or circumstances indicate that an other-than-temporary decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 29, 2017, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 29, 2017			October 30, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,533	$—	$1,533	$1,889	$—	$1,889
U.S. Treasury and agency securities	83	69	152	107	98	205
Non-U.S. government securities	—	66	66	—	15	15
Municipal securities	—	769	769	—	661	661
Commercial paper, corporate bonds and medium-term notes	—	814	814	—	415	415
Asset-backed and mortgage-backed securities	—	264	264	—	253	253
Publicly traded equity securities	72	—	72	67	—	67
Total	$1,688	$1,982	$3,670	$2,063	$1,442	$3,505
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 29, 2017 or January 31, 2016. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 29, 2017 or October 30, 2016.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 29, 2017, equity investments in privately-held companies totaled $64 million, of which $56 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 30, 2016, equity investments in privately-held companies totaled $70 million, of which $62 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three months ended January 29, 2017 and January 31, 2016 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At January 29, 2017, the carrying amount of long-term debt was $3.1 billion and the estimated fair value was $3.4 billion. At October 30, 2016, the carrying amount of long-term debt was $3.1 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
During fiscal 2015, Applied entered into and settled a series of forward-starting interest rate swap agreements, with a total notional amount of $600 million to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in September 2015. The loss from the settlement of the interest rate swap agreement which was included in accumulated other comprehensive income (AOCI) in stockholders’ equity is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in September 2015.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at January 29, 2017 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 29, 2017 and January 31, 2016.
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
The fair values of foreign exchange derivative instruments at January 29, 2017 and October 30, 2016 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		January 29, 2017			January 31, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$16	$(4)	$(2)	$(6)	$1	$—
Foreign exchange contracts	General and administrative	—	(3)	—	—	(1)	(1)
Interest rate swaps	Interest expense	—	(1)	—	—	(1)	—
Total		$16	$(8)	$(2)	$(6)	$(1)	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 29, 2017	January 31, 2016

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$31	$(4)
Total		$31	$(4)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 29, 2017.
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
Applied sold $63 million of accounts receivable during the three months ended January 29, 2017. Applied did not sell accounts receivable during the three months ended January 31, 2016. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 29, 2017 and January 31, 2016. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $51 million at January 29, 2017 and October 30, 2016. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of January 29, 2017, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	January 29, 2017	October 30, 2016

	(In millions)
Inventories
Customer service spares	$461	$452
Raw materials	490	474
Work-in-process	387	393
Finished goods	943	731
	$2,281	$2,050

Included in finished goods inventory are $315 million at January 29, 2017, and $190 million at October 30, 2016, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $210 million and $197 million of evaluation inventory at January 29, 2017 and October 30, 2016, respectively.

	January 29, 2017	October 30, 2016

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$91	$87
Prepaid expenses and other	206	188
	$297	$275

	Useful Life	January 29, 2017	October 30, 2016

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$159	$159
Buildings and improvements	3-30	1,269	1,261
Demonstration and manufacturing equipment	3-5	1,024	992
Furniture, fixtures and other equipment	3-15	552	547
Construction in progress		91	84
Gross property, plant and equipment		3,095	3,043
Accumulated depreciation		(2,146)	(2,106)
		$949	$937

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 29, 2017	October 30, 2016

	(In millions)
Accounts Payable, Notes Payable and Accrued Expenses
Accounts payable	$867	$813
Notes payable, short-term	200	200
Compensation and employee benefits	367	517
Warranty	170	153
Dividends payable	108	108
Income taxes payable	59	101
Other accrued taxes	40	50
Interest payable	35	31
Other	293	283
	$2,139	$2,256

	January 29, 2017	October 30, 2016

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$408	$471
Deferred revenue	1,261	905
	$1,669	$1,376

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	January 29, 2017	October 30, 2016

	(In millions)
Other Liabilities
Deferred income taxes	$2	$1
Income taxes payable	350	337
Defined and postretirement benefit plans	179	182
Other	93	76
	$624	$596

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
As of January 29, 2017, Applied’s reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill and other indefinite-lived intangible assets as of January 29, 2017 and October 30, 2016 were as follows:

	January 29, 2017			October 30, 2016
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	1,010	5	1,015	1,010	5	1,015
Display and Adjacent Markets	155	18	173	155	20	175
Carrying amount	$3,316	$23	$3,339	$3,316	$25	$3,341
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 29, 2017	October 30, 2016

	(In millions)
Purchased technology, net	$367	$409
Intangible assets - finite-lived, net	137	141
Intangible assets - indefinite-lived	23	25
Total	$527	$575
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

Details of finite-lived intangible assets were as follows:

	January 29, 2017			October 30, 2016
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	28	44	72	28	44	72
Display and Adjacent Markets	116	38	154	115	36	151
Corporate and Other	—	9	9	1	9	10
Gross carrying amount	$1,593	$343	$1,936	$1,593	$341	$1,934
Accumulated amortization:
Semiconductor Systems	$(1,086)	$(118)	$(1,204)	$(1,043)	$(113)	$(1,156)
Applied Global Services	(27)	(44)	(71)	(27)	(44)	(71)
Display and Adjacent Markets	(113)	(35)	(148)	(113)	(34)	(147)
Corporate and Other	—	(9)	(9)	(1)	(9)	(10)
Accumulated amortization	$(1,226)	$(206)	$(1,432)	$(1,184)	$(200)	$(1,384)
Carrying amount	$367	$137	$504	$409	$141	$550

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Semiconductor Systems	$47	$47
Display and Adjacent Markets	1	—
Corporate & Other	—	1
Total	$48	$48
Amortization expense was charged to the following categories:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Cost of products sold	$42	$43
Research, development and engineering	1	—
Marketing and selling	5	5
Total	$48	$48
As of January 29, 2017, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2017 (remaining 9 months)	$140
2018	185
2019	44
2020	39
2021	35
Thereafter	61
Total	$504

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 29, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
Debt outstanding as of January 29, 2017 and October 30, 2016 was as follows:

	Principal Amount
	January 29, 2017	October 30, 2016	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
7.125% Senior Notes Due 2017	$200	$200	7.190%	April 15, October 15
Total short-term debt	200	200
Long-term debt:
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
	3,150	3,150
Total unamortized discount	(7)	(7)
Total unamortized debt issuance costs [1]	(18)	(18)
Total long-term debt	3,125	3,125

Total debt	$3,325	$3,325
__________________________________________
1 Balances reflect the effects of the retrospective adoption of the authoritative guidance in the first quarter of fiscal 2017, which required debt issuance costs to be presented as a direct reduction from the carrying amount of the related debt liability. These amounts were originally recorded under Other Assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income (loss) before reclassifications	—	10	—	—	10
Amounts reclassified out of AOCI	1	5	(7)	—	(1)
Other comprehensive income (loss), net of tax	1	15	(7)	—	9
Balance at January 29, 2017	$31	$(3)	$(148)	$14	$(106)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	1	(3)	—	—	(2)
Amounts reclassified out of AOCI	—	—	—	—	—
Other comprehensive income (loss), net of tax	1	(3)	—	—	(2)
Balance at January 31, 2016	$15	$(18)	$(105)	$14	$(94)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 29, 2017 and January 31, 2016 were not material.
Stock Repurchase Program
On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases. At January 29, 2017, $1.7 billion remained available for future stock repurchases under this repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes Applied’s stock repurchases for the three months ended January 29, 2017 and January 31, 2016:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(in millions, except per share amount)
Shares of common stock repurchased	4	35
Cost of stock repurchased	$130	$625
Average price paid per share	$31.80	$17.64
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
Dividends
In December 2016, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share. Dividends paid during the three months ended January 29, 2017 and January 31, 2016 totaled $108 million and $115 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 29, 2017 and January 31, 2016, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Cost of products sold	$17	$17
Research, development, and engineering	20	20
Marketing and selling	7	7
General and administrative	10	10
Total share-based compensation	$54	$54
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

At January 29, 2017, Applied had $400 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. At January 29, 2017, there were 92 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 23 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 29, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 30, 2016	25	$18.28
Granted	7	$30.36
Vested	(9)	$16.26
Canceled	—	$19.32
Outstanding at January 29, 2017	23	$22.75
At January 29, 2017, 1 million additional performance-based awards could be earned upon achievement of certain levels of Applied’s total shareholder return relative to a peer group at a future date.
During the first quarter of fiscal 2017, certain executive officers were granted awards that are subject to the achievement of specified performance goals. These awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. Certain awards require the achievement of positive operating margin for and vest ratably over three years. Other awards require the achievement of targeted levels of operating margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount.
The fair value of these awards is estimated on the date of grant. If the goals are achieved, the awards will vest, provided that the grantee remains employed by Applied through each scheduled vesting date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the awards that are probable to vest and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three months ended January 29, 2017 and January 31, 2016 is presented below:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Service cost	$3	$3
Interest cost	2	4
Expected return on plan assets	(4)	(4)
Amortization of prior service credit	(4)	—
Amortization of actuarial loss	2	1
Curtailment and settlement gain	—	(4)
Net periodic benefit cost	$(1)	$—

Note 12    Income Taxes
Applied’s effective tax rates for the first quarters of fiscal 2017 and 2016 were 8.8 percent and 8.9 percent, respectively. The effective tax rate for the first quarter of fiscal 2017 remained relatively flat compared to the same period in the prior year primarily due to favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the first quarter of fiscal 2017 and expected changes in the geographical composition of income, offset by the reinstatement of the U.S. R&D tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December of the prior year.

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Beginning balance	$153	$126
Warranties issued	40	26
Change in reserves related to preexisting warranty	3	(11)
Consumption of reserves	(26)	(22)
Ending balance	$170	$119
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 29, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $50 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2017, Applied has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 29, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
Applied derives the segment results directly from its internal management reporting system. The accounting policies Applied uses to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 29, 2017:
Semiconductor Systems	$2,150	$690
Applied Global Services	676	178
Display and Adjacent Markets	422	115
Corporate and Other	30	(176)
Total	$3,278	$807
January 31, 2016:
Semiconductor Systems	$1,373	$265
Applied Global Services	606	149
Display and Adjacent Markets	254	48
Corporate and Other	24	(108)
Total	$2,257	$354

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Unallocated net sales	$30	$24
Unallocated cost of products sold and expenses	(152)	(78)
Share-based compensation	(54)	(54)
Total	$(176)	$(108)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 29, 2017, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	24%
Samsung Electronics Co., Ltd.	18%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of January 29, 2017 should be read in conjunction with the financial statements for the fiscal year ended October 30, 2016 contained in the Company’s Form 10-K filed December 15, 2016.
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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, display, and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and other displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in three reportable segments: Semiconductor Systems, Applied Global Services and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except per share amounts and percentages)
Net sales	$3,278	$3,297	$2,257	$(19)	$1,021
Gross profit	$1,445	$1,399	$916	$46	$529
Gross margin	44.1%	42.4%	40.6%	1.7 points	3.5 points
Operating income	$807	$777	$354	$30	$453
Operating margin	24.6%	23.6%	15.7%	1.0 points	8.9 points
Net income	$703	$610	$286	$93	$417
Earnings per diluted share	$0.65	$0.56	$0.25	$0.09	$0.40
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,487	$1,441	$957	$46	$530
Non-GAAP adjusted gross margin	45.4%	43.7%	42.4%	1.7 points	3.0 points
Non-GAAP adjusted operating income	$852	$832	$401	$20	$451
Non-GAAP adjusted operating margin	26.0%	25.2%	17.8%	0.8 points	8.2 points
Non-GAAP adjusted net income	$732	$722	$302	$10	$430
Non-GAAP adjusted earnings per diluted share	$0.67	$0.66	$0.26	$0.01	$0.41

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2017 and 2016 contains 52 weeks and 53 weeks, respectively, and the first three months of fiscal 2017 and 2016 contained 13 weeks and 14 weeks, respectively.
Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first three months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven in part by the transition from planar NAND to 3D NAND. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips. For the fiscal year, Applied anticipates healthy spending levels in all semiconductor categories. Mobility investments, including increasing investments in new technology, represents a significant driver of display equipment spending, which has resulted in manufacturing capacity expansion for mobile applications, notably OLED displays. Applied expects these investments to continue for the remainder of fiscal 2017, accompanied by demand for new equipment for making larger LCD TVs.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended						Change
	January 29, 2017		October 30, 2016		January 31, 2016		Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
Semiconductor Systems	$2,150	65%	$2,127	64%	$1,373	61%	1%	57%
Applied Global Services	676	21%	693	21%	606	27%	(2)%	12%
Display and Adjacent Markets	422	13%	452	14%	254	11%	(7)%	66%
Corporate and Other	30	1%	25	1%	24	1%	20%	25%
Total	$3,278	100%	$3,297	100%	$2,257	100%	(1)%	45%

Net sales for the first quarter of fiscal 2017 decreased slightly compared to the prior quarter primarily due to lower customer investments for display equipment and services, partially offset by increased investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales increased slightly compared to the prior quarter and continued to represent the largest contributor of net sales.
For the first quarter of fiscal 2017 compared to the same period in the prior year, net sales increased primarily due to increased customer investments in all segments.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	January 29, 2017		October 30, 2016		January 31, 2016		Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
Taiwan	$1,103	34%	$1,154	35%	$637	28%	(4)%	73%
China	647	20%	441	13%	495	22%	47%	31%
Korea	670	20%	632	19%	273	12%	6%	145%
Japan	235	7%	364	11%	334	15%	(35)%	(30)%
Southeast Asia	97	3%	161	5%	87	4%	(40)%	11%
Asia Pacific	2,752	84%	2,752	83%	1,826	81%	—%	51%
United States	317	10%	289	9%	293	13%	10%	8%
Europe	209	6%	256	8%	138	6%	(18)%	51%
Total	$3,278	100%	$3,297	100%	$2,257	100%	(1)%	45%

The increase in net sales from customers in China for the first quarter of fiscal 2017 compared to the prior quarter primarily reflected an increase in customer investments in display manufacturing and memory equipment. The decrease in net sales from customers in Japan primarily reflected decreases in customer investments from memory customers.
The increase in net sales from customers in Taiwan for the first quarter of fiscal 2017 compared to the same period in the prior year reflected an increase in investments from foundry customers. The increase in net sales from customers in Korea and China was primarily related to increased spending in memory and display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
Gross profit	$1,445	$1,399	$916	$46	$529
Gross margin	44.1%	42.4%	40.6%	1.7 points	3.5 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,487	$1,441	$957	$46	$530
Non-GAAP adjusted gross margin	45.4%	43.7%	42.4%	1.7 points	3.0 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the first quarter of fiscal 2017 increased compared to the prior quarter, primarily due to favorable changes in product mix and material cost savings. Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the first quarter of fiscal 2017 increased compared to the same period in the prior year, primarily due to favorable product mix.
Gross profit and non-GAAP adjusted gross profit during each of the three months ended January 29, 2017, October 30, 2016 and January 31, 2016 included $17 million, $16 million and $17 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions)
Research, development and engineering	$417	$394	$374	$23	$43
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
RD&E expenses increased during the first quarter of fiscal 2017 compared to the prior quarter and the same period in the prior year, primarily due to higher labor-related expenses, reflecting ongoing investment in product development initiatives, consistent with the Company’s strategy. RD&E expenses during the three months ended January 29, 2017, October 30, 2016 and January 31, 2016 each included $20 million of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions)
Marketing and selling	$118	$114	$106	$4	$12
Marketing and selling expenses increased slightly in the first quarter of fiscal 2017 compared to the prior quarter. Marketing and selling expenses increased in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 primarily due to higher variable compensation expense and additional headcount. Marketing and selling expenses during the three months ended January 29, 2017, October 30, 2016 and January 31, 2016 included $7 million, $6 million and $7 million, respectively, of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions)
General and administrative	$103	$114	$82	$(11)	$21
G&A expenses for the first quarter of fiscal 2017 decreased compared to the prior quarter primarily due to a loss recorded in the prior quarter related to the discontinuance of cash flow hedges for transactions that were probable not to occur by the end of the originally specified time period and savings from a temporary shutdown, offset by higher variable compensation expense. G&A expenses increased in the first quarter of fiscal 2017 compared to the same period in the prior year primarily due to higher variable compensation and additional headcount.
G&A expenses during the three months ended January 29, 2017, October 30, 2016 and January 31, 2016 included $10 million, $9 million and $10 million, respectively of share-based compensation expense.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions)
Interest expense	$38	$38	$42	$—	$(4)
Interest and other income, net	$2	$1	$2	$1	$—
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011 and September 2015. Interest expense in the first quarter of fiscal 2017 compared to the prior quarter remained flat. Interest expense decreased in the first quarter of fiscal 2017 compared to the same period in fiscal 2016 primarily due to the redemption of $400 million in principal amount of senior unsecured notes and payment of other debt during the first quarter of fiscal 2016.
Interest and other income, net in the first quarter of fiscal 2017 compared to the prior quarter and the same period in the prior year remained relatively flat. Interest and other income, net in the first quarter of fiscal 2017 included a $7 million loss related to impairment of certain strategic investments, while the first quarter of fiscal 2016 included a $5 million loss from redemption of $400 million in principal amount of senior unsecured notes.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
Provision for income taxes	$68	$130	$28	$(62)	$40
Effective tax rate	8.8%	17.6%	8.9%	(8.8) points	(0.1) points
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
The effective tax rate for the first quarter of fiscal 2017 was lower than in the prior quarter primarily due to favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the fourth quarter of fiscal 2016 and expected changes in the geographical composition of income.
The effective tax rate for the first quarter of fiscal 2017 remained relatively flat compared to the same period in the prior year primarily due to favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the first quarter of fiscal 2017 and expected changes in the geographical composition of income, offset by the reinstatement of the U.S. R&D tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December of the prior year.

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
The market for Semiconductor Systems has been characterized by continued investment by semiconductor manufacturers. During the first three months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven in part by the transition from planar NAND to 3D NAND. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016		Q1 2017 over Q1 2016

	(In millions, except percentages and ratios)
Net sales	$2,150	$2,127	$1,373	$23	1%	$777	57%
Operating income	$690	$667	$265	$23	3%	$425	160%
Operating margin	32.1%	31.4%	19.3%		0.7 points		12.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$736	$713	$312	$23	3%	$424	136%
Non-GAAP adjusted operating margin	34.2%	33.5%	22.7%		0.7 points		11.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Net sales for the first quarter of fiscal 2017 increased compared to the prior quarter, primarily due to higher spending from memory customers, partially offset by lower spending from logic customers. The increase in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the first quarter of fiscal 2017 compared to the prior quarter primarily reflected favorable changes in product mix and higher net sales. In the first quarter of fiscal 2017, two customers accounted for approximately 56 percent of this segment’s total net sales, with one customer accounting for approximately 34 percent of this segment’s total net sales.
Net sales for the first quarter of fiscal 2017 increased compared to the same period in the prior year primarily due to higher spending from foundry and memory customers. The increase in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the first quarter of fiscal 2017 compared to the same period in the prior year primarily due to favorable product mix and higher net sales.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended						Change
	January 29, 2017		October 30, 2016		January 31, 2016		Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
Taiwan	$945	44%	$947	45%	$502	37%	—%	88%

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
Industry conditions that affected Applied Global Services’ sales of spares and services were principally semiconductor manufacturers’ wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016		Q1 2017 over Q1 2016

	(In millions, except percentages and ratios)
Net sales	$676	$693	$606	$(17)	(2)%	$70	12%
Operating income	$178	$193	$149	$(15)	(8)%	$29	19%
Operating margin	26.3%	27.8%	24.6%		(1.5) points		1.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$179	$193	$149	$(14)	(7)%	$30	20%
Non-GAAP adjusted operating margin	26.5%	27.8%	24.6%		(1.3) points		1.9 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Net sales for the first quarter of fiscal 2017 compared to the prior quarter slightly decreased primarily due to lower spending on semiconductor services and 200mm equipment systems partially offset by higher investments in spares. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the first quarter of fiscal 2017 decreased compared to the prior quarter primarily due to lower net sales. In the first quarter of fiscal 2017, three customers accounted for approximately 35 percent of this segment’s total net sales.
Net sales for the first quarter of fiscal 2017 increased compared to the same periods in the prior year due to higher customer spending for semiconductor spares and services. Operating income and non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the first quarter of fiscal 2017 compared to the same period in the prior year increased due to higher net sales.
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
The market environment for Applied’s Display and Adjacent Markets segment has been characterized by increasing demand for manufacturing equipment for high-end mobile devices and TV manufacturing equipment, although the TV manufacturing equipment sector remains susceptible to cyclical conditions. Uneven order and revenue patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	January 29, 2017	October 30, 2016	January 31, 2016	Q1 2017 over Q4 2016		Q1 2017 over Q1 2016

	(In millions, except percentages and ratios)
Net sales	$422	$452	$254	$(30)	(7)%	$168	66%
Operating income	$115	$103	$48	$12	12%	$67	140%
Operating margin	27.3%	22.8%	18.9%		4.5 points		8.4 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$115	$103	$48	$12	12%	$67	140%
Non-GAAP adjusted operating margin	27.3%	22.8%	18.9%		4.5 points		8.4 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Net sales for the first quarter of fiscal 2017 were lower compared to the prior quarter which reflected lower customer investments for mobile display manufacturing equipment, partially offset by higher spending on TV display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the first quarter of fiscal 2017 increased compared to the prior quarter primarily due to favorable changes in product mix and materials cost savings, partially offset by higher research and development spending. Three customers accounted for approximately 77 percent of net sales for the Display and Adjacent Markets segment in the first quarter of fiscal 2017, with one customer accounting for approximately 50 percent of net sales for the Display and Adjacent Markets segment.
Net sales for the first quarter of fiscal 2017 increased compared to the same period in the prior year primarily due to higher customer investments in mobile display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the first three months of fiscal 2017 increased compared to the same period in the prior year, reflecting higher net sales and favorable changes in product mix, partially offset by increased research and development spending.

The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended						Change
	January 29, 2017		October 30, 2016		January 31, 2016		Q1 2017 over Q4 2016	Q1 2017 over Q1 2016

	(In millions, except percentages)
China	$286	68%	$123	27%	$195	77%	133%	47%
Korea	$108	26%	$227	50%	$13	5%	(52)%	731%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 29, 2017	October 30, 2016

	(In millions)
Cash and cash equivalents	$3,491	$3,406
Short-term investments	656	343
Long-term investments	909	929
Total cash, cash-equivalents and investments	$5,056	$4,678
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 29, 2017	January 31, 2016

	(In millions)
Cash provided by operating activities	$646	$207
Cash used in investing activities	$(367)	$(109)
Cash used in financing activities	$(194)	$(1,933)
Operating Activities
Cash from operating activities for the three months ended January 29, 2017 was $646 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from the first quarter of fiscal 2016 to the first quarter of fiscal 2017 primarily due to higher net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $63 million of accounts receivable during the three months ended January 29, 2017. Applied did not sell accounts receivable during the three months ended January 31, 2016. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 29, 2017 or January 31, 2016.
Applied’s working capital was $5.3 billion at January 29, 2017 and $4.7 billion at October 30, 2016.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	January 29, 2017	October 30, 2016	January 31, 2016

Days sales outstanding	66	63	71
Days inventory outstanding	113	98	134
Days payable outstanding	43	39	40
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding increased in the first quarter of fiscal 2017 compared to the prior quarter primarily due to slower collections partially offset by improved revenue linearity. Days inventory outstanding and days payable outstanding increased during the first quarter of fiscal 2017 compared to the prior quarter primarily due to higher inventory balances at the end of the first quarter of fiscal 2017 due to higher expected business volume.

Investing Activities
Applied used $367 million of cash in investing activities during the three months ended January 29, 2017. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $303 million and capital expenditures were $64 million during the three months ended January 29, 2017.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 29, 2017, Applied did not recognize any impairment of its fixed income securities. At January 29, 2017, gross unrealized losses related to Applied’s investment portfolio were not material.
Financing Activities
Applied used cash for financing activities in the amount of $194 million during the three months ended January 29, 2017, consisting primarily of $130 million in repurchases of common stock and $108 million in cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $44 million.
In December 2016, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 29, 2017. Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 29, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At January 29, 2017, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $3.4 billion outstanding as of January 29, 2017. The indentures governing these notes include covenants with which Applied was in compliance at January 29, 2017. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 29, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $50 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2017, Applied Materials, Inc. has provided parent guarantees to banks for approximately $100 million to cover these arrangements.

Others
During the three months ended January 29, 2017, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at January 29, 2017 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of January 29, 2017, approximately $3.2 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. income tax if repatriated for U.S. operations. Applied intends to indefinitely reinvest approximately $2.1 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. income tax if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. income tax has been provided for in the financial statements.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in Applied’s Annual Report on Form 10-K and Note 1 of Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.
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
Applied recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Any changes in judgment related to uncertain tax positions are recognized in Applied's provision for income taxes in the quarter in which such change occurs. Interest and penalties related to uncertain tax positions are recognized in Applied’s provision for income taxes.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:
APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 29, 2017	October 30, 2016	January 31, 2016
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,445	$1,399	$916
Certain items associated with acquisitions[1]	42	42	42
Inventory reversals related to restructuring[2]	—	—	(1)
Non-GAAP adjusted gross profit	$1,487	$1,441	$957
Non-GAAP adjusted gross margin	45.4%	43.7%	42.4%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$807	$777	$354
Certain items associated with acquisitions[1]	47	47	48
Acquisition integration costs	1	—	—
Inventory reversals related to restructuring[2]	—	—	(1)
Other gains, losses or charges, net[3]	(3)	8	—
Non-GAAP adjusted operating income	$852	$832	$401
Non-GAAP adjusted operating margin	26.0%	25.2%	17.8%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$703	$610	$286
Certain items associated with acquisitions[1]	47	47	48
Acquisition integration costs	1	—	—
Inventory reversals related to restructuring[2]	—	—	(1)
Impairment (gain on sale) of strategic investments, net	5	6	(2)
Loss on early extinguishment of debt	—	—	5
Other gains, losses or charges, net[3]	(3)	8	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(16)	57	(29)
Income tax effect of non-GAAP adjustments[4]	(5)	(6)	(5)
Non-GAAP adjusted net income	$732	$722	$302

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Results for the three months ended January 31, 2016 included a benefit from sales of solar equipment tools for which inventory had been previously reserved.
3
Results for the three months ended October 30, 2016 included a loss of $8 million due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period.

4	These amounts represent non-GAAP adjustments above multiplied by the effective tax rate within the jurisdictions the adjustments affect.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 29, 2017	October 30, 2016	January 31, 2016

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.65	$0.56	$0.25
Certain items associated with acquisitions	0.04	0.04	0.04
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(0.02)	0.05	(0.03)
Other gains, losses or charges, net	—	0.01	—
Non-GAAP adjusted earnings per diluted share	$0.67	$0.66	$0.26
Weighted average number of diluted shares	1,089	1,093	1,154

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 29, 2017	October 30, 2016	January 31, 2016

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$690	$667	$265
Certain items associated with acquisitions[1]	46	46	47
Non-GAAP adjusted operating income	$736	$713	$312
Non-GAAP adjusted operating margin	34.2%	33.5%	22.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$178	$193	$149
Acquisition integration costs	1	—	—
Non-GAAP adjusted operating income	$179	$193	$149
Non-GAAP adjusted operating margin	26.5%	27.8%	24.6%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$115	$103	$48
Certain items associated with acquisitions[1]	—	—	—
Non-GAAP adjusted operating income	$115	$103	$48
Non-GAAP adjusted operating margin	27.3%	22.8%	18.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.4 billion at January 29, 2017. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 29, 2017, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $17 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 29, 2017, the carrying amount of long-term debt issued by Applied was $3.1 billion with an estimated fair value of $3.4 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $292 million at January 29, 2017.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2017, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2016 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied has product development, engineering, manufacturing, sales and other operations in many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the first quarter of fiscal 2017, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
Applied has $3.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at January 29, 2017, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition. As of January 29, 2017, Applied intends to indefinitely reinvest approximately $2.1 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of January 29, 2017 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 31, 2016 to November 27, 2016)	1.1	$29.73	$33	1.1	$1,749
Month #2
(November 28, 2016 to December 25, 2016)	1.5	$32.11	47	1.5	$1,702
Month #3
(December 26, 2016 to January 29, 2017)	1.5	$33.00	50	1.5	$1,652
Total	4.1	$31.80	$130	4.1

*	On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 23, 2017

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 23, 2017