Form 10-Q
period 2017-04-30
APPLIED MATERIALS INC /DE
filed 2017-05-25
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 30, 2017: 1,074,631,708

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(Unaudited)
Net sales	$3,546	$2,450	$6,824	$4,707
Cost of products sold	1,946	1,446	3,779	2,787
Gross profit	1,600	1,004	3,045	1,920
Operating expenses:
Research, development and engineering	437	386	854	760
Marketing and selling	116	102	234	208
General and administrative	107	91	210	173
Total operating expenses	660	579	1,298	1,141
Income from operations	940	425	1,747	779
Interest expense	44	37	82	79
Interest and other income, net	12	7	14	9
Income before income taxes	908	395	1,679	709
Provision for income taxes	84	75	152	103
Net income	$824	$320	$1,527	$606
Earnings per share:
Basic	$0.76	$0.29	$1.42	$0.54
Diluted	$0.76	$0.29	$1.40	$0.53
Weighted average number of shares:
Basic	1,078	1,113	1,078	1,130
Diluted	1,087	1,119	1,088	1,137
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(Unaudited)
Net income	$824	$320	$1,527	$606
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	14	3	15	4
Change in unrealized net loss on derivative instruments	(15)	(4)	—	(7)
Change in defined and postretirement benefit plans	(3)	—	(10)	—
Other comprehensive income (loss), net of tax	(4)	(1)	5	(3)
Comprehensive income	$820	$319	$1,532	$603
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 30, 2017	October 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$4,944	$3,406
Short-term investments	1,800	343
Accounts receivable, net	2,381	2,279
Inventories	2,609	2,050
Other current assets	284	275
Total current assets	12,018	8,353
Long-term investments	961	929
Property, plant and equipment, net	969	937
Goodwill	3,330	3,316
Purchased technology and other intangible assets, net	490	575
Deferred income taxes and other assets	472	460
Total assets	$18,240	$14,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, notes payable and accrued expenses	$2,310	$2,256
Customer deposits and deferred revenue	1,787	1,376
Total current liabilities	4,097	3,632
Long-term debt	5,302	3,125
Other liabilities	629	596
Total liabilities	10,028	7,353
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,899	6,809
Retained earnings	16,564	15,252
Treasury stock	(15,152)	(14,740)
Accumulated other comprehensive loss	(110)	(115)
Total stockholders’ equity	8,212	7,217
Total liabilities and stockholders’ equity	$18,240	$14,570
Amounts as of April 30, 2017 are unaudited. Amounts as of October 30, 2016 are derived from the October 30, 2016 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 30, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	1,527	—	—	—	1,527
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Dividends	—	—	—	(215)	—	—	—	(215)
Share-based compensation	—	—	107	—	—	—	—	107
Issuance under stock plans, net of a tax benefit of $48 and other	8	—	(17)	—	—	—	—	(17)
Common stock repurchases	(11)	—	—	—	11	(412)	—	(412)
Balance at April 30, 2017	1,075	$11	$6,899	$16,564	900	$(15,152)	$(110)	$8,212

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 1, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	606	—	—	—	606
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	102	—	—	—	—	102
Issuance under stock plans, net of a tax benefit of $13 and other	10	—	(8)	—	—	—	—	(8)
Common stock repurchases	(81)	—	—	—	81	(1,525)	—	(1,525)
Balance at May 1, 2016	1,089	$11	$6,669	$14,353	874	$(14,373)	$(95)	$6,565

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 30, 2017	May 1, 2016

	(Unaudited)
Cash flows from operating activities:
Net income	$1,527	$606
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	200	192
Share-based compensation	107	102
Excess tax benefits from share-based compensation	(48)	(13)
Deferred income taxes	9	(7)
Other	9	15
Changes in operating assets and liabilities:
Accounts receivable	(98)	(175)
Inventories	(559)	(92)
Other current and non-current assets	(30)	54
Accounts payable and accrued expenses	(44)	(255)
Customer deposits and deferred revenue	411	216
Income taxes payable	43	44
Other liabilities	17	1
Cash provided by operating activities	1,544	688
Cash flows from investing activities:
Capital expenditures	(141)	(115)
Cash paid for acquisitions, net of cash acquired	(26)	(8)
Proceeds from sales and maturities of investments	887	473
Purchases of investments	(2,368)	(464)
Cash used in investing activities	(1,648)	(114)
Cash flows from financing activities:
Debt borrowings (repayments), net of issuance costs	2,176	(1,205)
Proceeds from common stock issuances	46	44
Common stock repurchases	(412)	(1,525)
Excess tax benefits from share-based compensation	48	13
Payments of dividends to stockholders	(216)	(228)
Cash provided by (used in) financing activities	1,642	(2,901)
Increase (decrease) in cash and cash equivalents	1,538	(2,327)
Cash and cash equivalents — beginning of period	3,406	4,797
Cash and cash equivalents — end of period	$4,944	$2,470
Supplemental cash flow information:
Cash payments for income taxes	$65	$95
Cash refunds from income taxes	$8	$103
Cash payments for interest	$75	$76

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 (2016 Form 10-K). Applied’s results of operations for the three and six months ended April 30, 2017 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2017 and 2016 contain 52 weeks and 53 weeks, respectively, and the first half of fiscal 2017 and 2016 contained 26 weeks and 27 weeks, respectively.
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
Accounting Standards Not Yet Adopted
Receivables: Nonrefundable Fees and Other Costs. In March 2017, the FASB issued authoritative guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2020 on a modified retrospective basis, with early adoption permitted. Applied is currently evaluating the impact of adopting this new accounting guidance on Applied's consolidated financial statements.
Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Applied's consolidated financial statements.
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
Classification of Certain Cash Receipts and Cash Payments. In August 2016, a new authoritative guidance was issued which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions, except per share amounts)
Numerator:
Net income	$824	$320	$1,527	$606
Denominator:
Weighted average common shares outstanding	1,078	1,113	1,078	1,130
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	9	6	10	7
Denominator for diluted earnings per share	1,087	1,119	1,088	1,137
Basic earnings per share	$0.76	$0.29	$1.42	$0.54
Diluted earnings per share	$0.76	$0.29	$1.40	$0.53
Potentially dilutive securities	—	5	—	6

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,190	$—	$—	$1,190
Cash equivalents:
Money market funds	2,637	—	—	2,637
U.S. Treasury and agency securities	5	—	—	5
Municipal securities	193	—	—	193
Commercial paper, corporate bonds and medium-term notes	919	—	—	919
Total Cash equivalents	3,754	—	—	3,754
Total Cash and Cash equivalents	$4,944	$—	$—	$4,944
Short-term and long-term investments:
U.S. Treasury and agency securities	$531	$—	$1	$530
Non-U.S. government securities*	162	—	—	162
Municipal securities	847	1	—	848
Commercial paper, corporate bonds and medium-term notes	768	1	1	768
Asset-backed and mortgage-backed securities	293	—	—	293
Total fixed income securities	2,601	2	2	2,601
Publicly traded equity securities	24	63	—	87
Equity investments in privately-held companies	73	—	—	73
Total short-term and long-term investments	$2,698	$65	$2	$2,761
Total Cash, Cash equivalents and Investments	$7,642	$65	$2	$7,705
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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at April 30, 2017:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,777	$1,778
Due after one through five years	531	530
No single maturity date**	390	453
	$2,698	$2,761
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 30, 2017 and May 1, 2016, gross realized gains and losses on investments were not material.
At April 30, 2017 and October 30, 2016, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities at April 30, 2017 and May 1, 2016 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and six months ended April 30, 2017 or May 1, 2016. Impairment charges on equity investments in privately-held companies during the three and six months ended April 30, 2017 and May 1, 2016 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 30, 2017, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 30, 2017			October 30, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,637	$—	$2,637	$1,889	$—	$1,889
U.S. Treasury and agency securities	58	477	535	107	98	205
Non-U.S. government securities	—	162	162	—	15	15
Municipal securities	—	1,041	1,041	—	661	661
Commercial paper, corporate bonds and medium-term notes	—	1,687	1,687	—	415	415
Asset-backed and mortgage-backed securities	—	293	293	—	253	253
Publicly traded equity securities	87	—	87	67	—	67
Total	$2,782	$3,660	$6,442	$2,063	$1,442	$3,505
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 30, 2017 or May 1, 2016. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 30, 2017 or October 30, 2016.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At April 30, 2017, equity investments in privately-held companies totaled $73 million, of which $64 million of these investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 30, 2016, equity investments in privately-held companies totaled $70 million, of which $62 million of these investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and six months ended April 30, 2017 and May 1, 2016 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At April 30, 2017, the carrying amount of long-term debt was $5.3 billion and the estimated fair value was $5.7 billion. At October 30, 2016, the carrying amount of long-term debt was $3.1 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
During the second quarter of fiscal 2017, Applied entered into and settled interest rate lock agreements, with a total notional amount of $700 million to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in March 2017. The $14 million loss from the settlement of the interest rate lock agreement which was included in AOCI in stockholders’ equity is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in March 2017.
Applied does not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign currency exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at April 30, 2017 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 30, 2017 and May 1, 2016.
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
The fair values of foreign exchange derivative instruments at April 30, 2017 and October 30, 2016 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		April 30, 2017			May 1, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$2	$10	$(2)	$(17)	$(9)	$—
Foreign exchange contracts	General and administrative	—	3	(1)	—	—	—
Interest rate contracts	Interest expense	(14)	(1)	—	—	—	—
Total		$(12)	$12	$(3)	$(17)	$(9)	$—

		Six Months Ended
		April 30, 2017			May 1, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$18	$6	$(3)	$(23)	$(8)	$—
Foreign exchange contracts	General and administrative	—	—	(1)	—	(1)	(1)
Interest rate contracts	Interest expense	(14)	(1)	—	—	(1)	—
Total		$4	$5	$(4)	$(23)	$(10)	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(6)	$(32)	25	(36)
Total		$(6)	$(32)	$25	$(36)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 30, 2017.
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
Applied sold $86 million and $149 million of accounts receivable during the three and six months ended April 30, 2017, respectively. Applied did not sell accounts receivable during the three and six months ended May 1, 2016. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 30, 2017 and May 1, 2016. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $51 million at April 30, 2017 and October 30, 2016. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of April 30, 2017, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	April 30, 2017	October 30, 2016

	(In millions)
Inventories
Customer service spares	$485	$452
Raw materials	525	474
Work-in-process	442	393
Finished goods	1,157	731
	$2,609	$2,050

Included in finished goods inventory are $365 million at April 30, 2017, and $190 million at October 30, 2016, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $220 million and $197 million of evaluation inventory at April 30, 2017 and October 30, 2016, respectively.

	April 30, 2017	October 30, 2016

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$62	$87
Prepaid expenses and other	222	188
	$284	$275

	Useful Life	April 30, 2017	October 30, 2016

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$159	$159
Buildings and improvements	3-30	1,278	1,261
Demonstration and manufacturing equipment	3-5	1,069	992
Furniture, fixtures and other equipment	3-15	570	547
Construction in progress		96	84
Gross property, plant and equipment		3,172	3,043
Accumulated depreciation		(2,203)	(2,106)
		$969	$937

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 30, 2017	October 30, 2016

	(In millions)
Accounts Payable, Notes Payable and Accrued Expenses
Accounts payable	$929	$813
Notes payable, short-term	200	200
Compensation and employee benefits	445	517
Warranty	182	153
Dividends payable	107	108
Income taxes payable	83	101
Other accrued taxes	32	50
Interest payable	38	31
Other	294	283
	$2,310	$2,256

	April 30, 2017	October 30, 2016

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$324	$471
Deferred revenue	1,463	905
	$1,787	$1,376

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	April 30, 2017	October 30, 2016

	(In millions)
Other Liabilities
Deferred income taxes	$4	$1
Income taxes payable	350	337
Defined and postretirement benefit plans	184	182
Other	91	76
	$629	$596

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
As of April 30, 2017, Applied’s reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill and other indefinite-lived intangible assets as of April 30, 2017 and October 30, 2016 were as follows:

	April 30, 2017			October 30, 2016
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	1,007	—	1,007	1,010	5	1,015
Display and Adjacent Markets	172	18	190	155	20	175
Carrying amount	$3,330	$18	$3,348	$3,316	$25	$3,341
From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first half of fiscal 2017, goodwill increased by $14 million primarily due to an acquisition completed in the second quarter of fiscal 2017, which was not material to Applied's results of operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied’s purchased technology and intangible assets is set forth below:

	April 30, 2017	October 30, 2016

	(In millions)
Purchased technology, net	$339	$409
Intangible assets - finite-lived, net	133	141
Intangible assets - indefinite-lived	18	25
Total	$490	$575
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

Details of finite-lived intangible assets were as follows:

	April 30, 2017			October 30, 2016
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	28	44	72
Display and Adjacent Markets	125	38	163	115	36	151
Corporate and Other	—	9	9	1	9	10
Gross carrying amount	$1,607	$343	$1,950	$1,593	$341	$1,934
Accumulated amortization:
Semiconductor Systems	$(1,127)	$(122)	$(1,249)	$(1,043)	$(113)	$(1,156)
Applied Global Services	(28)	(44)	(72)	(27)	(44)	(71)
Display and Adjacent Markets	(113)	(35)	(148)	(113)	(34)	(147)
Corporate and Other	—	(9)	(9)	(1)	(9)	(10)
Accumulated amortization	$(1,268)	$(210)	$(1,478)	$(1,184)	$(200)	$(1,384)
Carrying amount	$339	$133	$472	$409	$141	$550

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Semiconductor Systems	$45	$46	$92	$92
Applied Global Services	1	—	1	1
Display and Adjacent Markets	—	—	1	—
Corporate & Other	—	1	—	2
Total	$46	$47	$94	$95
Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Cost of products sold	$42	$42	$84	$84
Research, development and engineering	—	—	1	1
Marketing and selling	4	5	9	10
Total	$46	$47	$94	$95
As of April 30, 2017, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2017 (remaining 6 months)	$95
2018	189
2019	48
2020	42
2021	36
Thereafter	62
Total	$472

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 30, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion and used a portion of the net proceeds to redeem the outstanding $200 million in principal amount of its 7.125% senior notes due in October 2017 at a redemption price of $205 million in May 2017.
Debt outstanding as of April 30, 2017 and October 30, 2016 was as follows:

	Principal Amount
	April 30, 2017	October 30, 2016	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
7.125% Senior Notes Due 2017	$200	$200	7.190%	April 15, October 15
Total short-term debt	200	200
Long-term debt:
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	—	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	—	4.361%	April 1, October 1
	5,350	3,150
Total unamortized discount	(13)	(7)
Total unamortized debt issuance costs [1]	(35)	(18)
Total long-term debt	5,302	3,125

Total debt	$5,502	$3,325
__________________________________________
1 Balances reflect the effects of the retrospective adoption of the authoritative guidance in the first quarter of fiscal 2017, which required debt issuance costs to be presented as a direct reduction from the carrying amount of the related debt liability. These amounts were originally recorded under Other Assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income (loss) before reclassifications	14	3	—	—	17
Amounts reclassified out of AOCI	1	(3)	(10)	—	(12)
Other comprehensive income (loss), net of tax	15	—	(10)	—	5
Balance at April 30, 2017	$45	$(18)	$(151)	$14	$(110)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	4	(14)	—	—	(10)
Amounts reclassified out of AOCI	—	7	—	—	7
Other comprehensive income (loss), net of tax	4	(7)	—	—	(3)
Balance at May 1, 2016	$18	$(22)	$(105)	$14	$(95)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 30, 2017 and May 1, 2016 were not material.
Stock Repurchase Program
On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases. At April 30, 2017, $1.4 billion remained available for future stock repurchases under this repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes Applied’s stock repurchases for the three and six months ended April 30, 2017 and May 1, 2016:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(in millions, except per share amount)
Shares of common stock repurchased	7.4	45.1	11.5	80.5
Cost of stock repurchased	$282	$900	$412	$1,525
Average price paid per share	$38.15	$19.93	$35.89	$18.92
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
Dividends
In March 2017 and December 2016, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends paid during the six months ended April 30, 2017 and May 1, 2016 totaled $216 million and $228 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and six months ended April 30, 2017 and May 1, 2016, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Cost of products sold	$16	$15	$33	$32
Research, development, and engineering	21	18	41	38
Marketing and selling	7	6	14	13
General and administrative	9	9	19	19
Total share-based compensation	$53	$48	$107	$102
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

At April 30, 2017, Applied had $378 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. At April 30, 2017, there were 92 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 22 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 30, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 30, 2016	25	$18.28
Granted	7	$30.70
Vested	(9)	$16.29
Canceled	(1)	$20.07
Outstanding at April 30, 2017	22	$23.16
At April 30, 2017, 1 million additional performance-based awards could be earned upon achievement of certain levels of Applied’s total shareholder return relative to a peer group at a future date and upon achievement of specified performance goals.
During the first quarter of fiscal 2017, certain executive officers were granted awards that are subject to the achievement of specified performance goals. These awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. Certain awards require the achievement of positive operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of operating margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 2 million shares during the three and six months ended April 30, 2017 and 3 million shares during the three and six months ended May 1, 2016. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 30, 2017	May 1, 2016
ESPP:
Dividend yield	1.09%	2.07%
Expected volatility	24.9%	29.8%
Risk-free interest rate	0.78%	0.49%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$8.08	$4.47

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and six months ended April 30, 2017 and May 1, 2016 is presented below:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Service cost	$3	$4	$6	$7
Interest cost	3	3	5	7
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of prior service credit	(4)	—	(8)	—
Amortization of actuarial loss	1	1	3	2
Curtailment and settlement gain	—	(1)	—	(5)
Net periodic benefit cost	$(1)	$3	$(2)	$3

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Income Taxes
Applied’s effective tax rates for the second quarters of fiscal 2017 and 2016 were 9.3 percent and 19.0 percent, respectively. Applied’s effective tax rates for the first half of fiscal 2017 and 2016 were 9.1 percent and 14.5 percent, respectively.
The effective tax rate for the second quarter of fiscal 2017 was lower than in the same period in the prior year primarily due to unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions during the second quarter of fiscal 2016 and changes in the geographical composition of income.
The effective tax rate for the first half of fiscal 2017 was lower than in the same period in the prior year primarily due to unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions during the second quarter of fiscal 2016, favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the first quarter of fiscal 2017, and changes in the geographical composition of income partially offset by the reinstatement of the U.S. R&D tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December of the prior year.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by approximately $27 million as a result of negotiations with taxing authorities and the expiration of statutes of limitation.

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Beginning balance	$170	$119	$153	$126
Warranties issued	42	30	82	56
Change in reserves related to preexisting warranty	(1)	(5)	2	(16)
Consumption of reserves	(29)	(23)	(55)	(45)
Ending balance	$182	$121	$182	$121
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 30, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $66 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 30, 2017, Applied has provided parent guarantees to banks for approximately $140 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 30, 2017:
Semiconductor Systems	$2,404	$808	$4,554	$1,498
Applied Global Services	724	194	1,400	372
Display and Adjacent Markets	391	84	813	199
Corporate and Other	27	(146)	57	(322)
Total	$3,546	$940	$6,824	$1,747
May 1, 2016:
Semiconductor Systems	$1,587	$364	$2,960	$629
Applied Global Services	633	165	1,239	314
Display and Adjacent Markets	187	31	441	79
Corporate and Other	43	(135)	67	(243)
Total	$2,450	$425	$4,707	$779

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016

	(In millions)
Unallocated net sales	$27	$43	$57	$67
Unallocated cost of products sold and expenses	(120)	(130)	(272)	(208)
Share-based compensation	(53)	(48)	(107)	(102)
Total	$(146)	$(135)	$(322)	$(243)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 30, 2017, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	21%
Samsung Electronics Co., Ltd.	20%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of April 30, 2017 should be read in conjunction with the financial statements for the fiscal year ended October 30, 2016 contained in the Company’s Form 10-K filed December 15, 2016.
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

Overview
Applied provides manufacturing equipment, services and software to the global semiconductor, display, and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and other displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied operates in three reportable segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016

	(In millions, except per share amounts and percentages)
Net sales	$3,546	$3,278	$2,450	$268	$1,096
Gross profit	$1,600	$1,445	$1,004	$155	$596
Gross margin	45.1%	44.1%	41.0%	1.0 points	4.1 points
Operating income	$940	$807	$425	$133	$515
Operating margin	26.5%	24.6%	17.3%	1.9 points	9.2 points
Net income	$824	$703	$320	$121	$504
Earnings per diluted share	$0.76	$0.65	$0.29	$0.11	$0.47
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,641	$1,487	$1,045	$154	$596
Non-GAAP adjusted gross margin	46.3%	45.4%	42.7%	0.9 points	3.6 points
Non-GAAP adjusted operating income	$987	$852	$470	$135	$517
Non-GAAP adjusted operating margin	27.8%	26.0%	19.2%	1.8 points	8.6 points
Non-GAAP adjusted net income	$861	$732	$376	$129	$485
Non-GAAP adjusted earnings per diluted share	$0.79	$0.67	$0.34	$0.12	$0.45

	Six Months Ended		Change
	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except per share amounts and percentages)
Net sales	$6,824	$4,707	$2,117
Gross profit	$3,045	$1,920	$1,125
Gross margin	44.6%	40.8%	3.8 points
Operating income	$1,747	$779	$968
Operating margin	25.6%	16.5%	9.1 points
Net income	$1,527	$606	$921
Earnings per diluted share	$1.40	$0.53	$0.87
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$3,128	$2,002	$1,126
Non-GAAP adjusted gross margin	45.8%	42.5%	3.3 points
Non-GAAP adjusted operating income	$1,839	$871	$968
Non-GAAP adjusted operating margin	26.9%	18.5%	8.4 points
Non-GAAP adjusted net income	$1,593	$678	$915
Non-GAAP adjusted earnings per diluted share	$1.46	$0.60	$0.86
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results." Fiscal 2017 and 2016 contains 52 weeks and 53 weeks, respectively, and the first six months of fiscal 2017 and 2016 contained 26 weeks and 27 weeks, respectively.

Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first six months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven by the transition from planar NAND to 3D NAND and overall increase in demand for memory. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips. For the fiscal year, Applied anticipates healthy spending levels in all semiconductor categories. Mobility investments, including increasing investments in new technology, represents a significant driver of display equipment spending, which has resulted in manufacturing capacity expansion for mobile applications, notably OLED displays. Applied expects these investments to continue for the remainder of fiscal 2017, accompanied by demand for new equipment for making larger LCD TVs.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended						Change
	April 30, 2017		January 29, 2017		May 1, 2016		Q2 2017 over Q1 2017	Q2 2017 over Q2 2016

	(In millions, except percentages)
Semiconductor Systems	$2,404	68%	$2,150	65%	$1,587	65%	12%	51%
Applied Global Services	724	20%	676	21%	633	26%	7%	14%
Display and Adjacent Markets	391	11%	422	13%	187	7%	(7)%	109%
Corporate and Other	27	1%	30	1%	43	2%	(10)%	(37)%
Total	$3,546	100%	$3,278	100%	$2,450	100%	8%	45%

	Six Months Ended				Change
	April 30, 2017		May 1, 2016		YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
Semiconductor Systems	$4,554	67%	$2,960	63%	54%
Applied Global Services	1,400	20%	1,239	26%	13%
Display and Adjacent Markets	813	12%	441	9%	84%
Corporate and Other	57	1%	67	2%	(15)%
Total	$6,824	100%	$4,707	100%	45%
Net sales for the second quarter of fiscal 2017 increased compared to the prior quarter primarily due to increased customer investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales increased slightly compared to the prior quarter and continued to represent the largest contributor of net sales.
For the second quarter and first half of fiscal 2017 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in all segments, with majority of the increases resulting from investments in semiconductor and display manufacturing equipment.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended						Change
	April 30, 2017		January 29, 2017		May 1, 2016		Q2 2017 over Q1 2017	Q2 2017 over Q2 2016

	(In millions, except percentages)
Taiwan	$863	24%	$1,103	34%	$311	13%	(22)%	177%
China	728	21%	647	20%	752	31%	13%	(3)%
Korea	942	27%	670	20%	506	21%	41%	86%
Japan	332	9%	235	7%	260	10%	41%	28%
Southeast Asia	109	3%	97	3%	252	10%	12%	(57)%
Asia Pacific	2,974	84%	2,752	84%	2,081	85%	8%	43%
United States	383	11%	317	10%	272	11%	21%	41%
Europe	189	5%	209	6%	97	4%	(10)%	95%
Total	$3,546	100%	$3,278	100%	$2,450	100%	8%	45%

	Six Months Ended				Change
	April 30, 2017		May 1, 2016		YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
Taiwan	$1,966	29%	$948	20%	107%
China	1,375	20%	1,247	26%	10%
Korea	1,612	24%	779	17%	107%
Japan	567	8%	594	13%	(5)%
Southeast Asia	206	3%	339	7%	(39)%
Asia Pacific	5,726	84%	3,907	83%	47%
United States	700	10%	565	12%	24%
Europe	398	6%	235	5%	69%
Total	$6,824	100%	$4,707	100%	45%
The increase in net sales from customers in Korea, Japan and China for the second quarter of fiscal 2017 compared to the prior quarter primarily reflected increases in customer investments for memory equipment. The increase in net sales in Japan also reflected increased investments from display manufacturing equipment customers, while the increase in net sales from China was partially offset by lower spending from display customers. The decrease in net sales from customers in Taiwan primarily reflected decrease in customer investments from foundry customers.
The increase in net sales from customers in Taiwan and the United States for the second quarter of fiscal 2017 compared to the same period in the prior year reflected increased investments from foundry customers, while the increase in net sales from customers in Korea primarily related to increases in investments from foundry and memory customers. The decrease in net sales from customers in China was primarily related to lower spending in foundry, partially offset by increased investments in display manufacturing equipment. The decrease in net sales from customers in Southeast Asia was primarily related to lower spending in memory equipment.
The changes in net sales from customers in all regions in the first half of fiscal 2017 compared to fiscal 2016 primarily reflected changes in semiconductor equipment customer mix. The increase in net sales from customers in China in the first half of fiscal 2017 compared to fiscal 2016 also reflected increased investments in display manufacturing equipment.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
Gross profit	$1,600	$1,445	$1,004	$155	$596	$3,045	$1,920	$1,125
Gross margin	45.1%	44.1%	41.0%	1 points	4.1 points	44.6%	40.8%	3.8 points
Non-GAAP Adjusted Results
Non-GAAP adjusted gross profit	$1,641	$1,487	$1,045	$154	$596	$3,128	$2,002	$1,126
Non-GAAP adjusted gross margin	46.3%	45.4%	42.7%	0.9 points	3.6 points	45.8%	42.5%	3.3 points
Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the second quarter of fiscal 2017 increased compared to the prior quarter, primarily due to increase in net sales, favorable changes in product mix, material cost savings and favorable impact of foreign exchange. Gross profit, non-GAAP adjusted gross profit, gross margin and non-GAAP adjusted gross margin in the second quarter and first half of fiscal 2017 increased compared to the same periods in the prior year, primarily due to increase in net sales and favorable product mix.
Gross profit and non-GAAP adjusted gross profit during each of the three months ended April 30, 2017, January 29, 2017 and May 1, 2016 included $16 million, $17 million and $15 million, respectively, of share-based compensation expense. Gross profit and non-GAAP adjusted gross profit during the six months ended April 30, 2017 and May 1, 2016 included $33 million and $32 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions)
Research, development and engineering	$437	$417	$386	$20	$51	$854	$760	$94
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
RD&E expenses increased during the second quarter and first half of fiscal 2017 compared to the prior quarter and the same periods in the prior year, primarily due to additional headcount, reflecting ongoing investment in product development initiatives, consistent with the Company’s strategy. RD&E expenses during the three months ended April 30, 2017, January 29, 2017 and May 1, 2016 included $21 million, $20 million and $18 million, respectively, of share-based compensation expense. RD&E expenses during the six months ended April 30, 2017 and May 1, 2016 included $41 million and $38 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions)
Marketing and selling	$116	$118	$102	$(2)	$14	$234	$208	$26
Marketing and selling expenses remained relatively flat in the second quarter of fiscal 2017 compared to the prior quarter. Marketing and selling expenses increased in the second quarter and first half of fiscal 2017 compared to the same periods in fiscal 2016 primarily due to additional headcount. Marketing and selling expenses during the three months ended April 30, 2017, January 29, 2017 and May 1, 2016 included $7 million, $7 million and $6 million, respectively, of share-based compensation expense. Marketing and selling expenses during the six months ended April 30, 2017 and May 1, 2016 included $14 million and $13 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions)
General and administrative	$107	$103	$91	$4	$16	$210	$173	$37
G&A expenses for the second quarter of fiscal 2017 increased slightly compared to the prior quarter. G&A expenses increased in the second quarter and first half of fiscal 2017 compared to the same periods in the prior year primarily due to higher variable compensation and additional headcount.
G&A expenses during the three months ended April 30, 2017, January 29, 2017 and May 1, 2016 included $9 million, $10 million and $9 million, respectively, of share-based compensation expense. G&A expenses during the six months ended April 30, 2017 and May 1, 2016 included $19 million and $19 million, respectively, of share-based compensation expense.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions)
Interest expense	$44	$38	$37	$6	$7	$82	$79	$3
Interest and other income, net	$12	$2	$7	$10	$5	$14	$9	$5
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015, and March 2017. Interest expense in the second quarter and first half of fiscal 2017 increased compared to the prior quarter and the same periods in fiscal 2016 primarily due to the issuance of senior unsecured notes in March 2017. The increase in interest expense in the first half of fiscal 2017 compared to fiscal 2016 was partially offset by the redemption of $400 million in principal amount of senior unsecured notes during the first quarter of fiscal 2016.

Interest and other income, net in the second quarter of fiscal 2017 increased compared to the prior quarter primarily due to lower impairment of strategic investments and higher interest income from investments. Interest and other income, net in the second quarter and first half of fiscal 2017 increased compared to the same periods in fiscal 2016 due to the $5 million loss from redemption of $400 million in principal amount of senior unsecured notes recorded in the first quarter of fiscal 2016. In addition, the increase in interest and other income, net in the first half of fiscal 2017 compared to fiscal 2016 was also driven by higher interest income from investments, partially offset by higher impairment of strategic investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Change		Six Months Ended		Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017	Q2 2017 over Q2 2016	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
Provision for income taxes	$84	$68	$75	$16	$9	$152	$103	$49
Effective tax rate	9.3%	8.8%	19.0%	0.5 points	(9.7) points	9.1%	14.5%	(5.4) points
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
The effective tax rate for the second quarter of fiscal 2017 was higher than in the prior quarter primarily due to favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the first quarter of fiscal 2017 offset by changes in the geographical composition of income.
The effective tax rate for the second quarter of fiscal 2017 was lower than in the same period in the prior year primarily due to unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions during the second quarter of fiscal 2016 and changes in the geographical composition of income.
The effective tax rate for the first half of fiscal 2017 was lower than in the same period in the prior year primarily due to unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions during the second quarter of fiscal 2016, favorable resolutions and changes related to income tax liabilities for uncertain tax positions during the first quarter of fiscal 2017, and changes in the geographical composition of income partially offset by the reinstatement of the U.S. R&D tax credit during the first quarter of fiscal 2016 which was retroactive to its expiration in December of the prior year.

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
The market for Semiconductor Systems has been characterized by continued investment by semiconductor manufacturers. During the first six months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven by the transition from planar NAND to 3D NAND and overall increase in demand for memory. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017		Q2 2017 over Q2 2016

	(In millions, except percentages and ratios)
Net sales	$2,404	$2,150	$1,587	$254	12%	$817	51%
Operating income	$808	$690	$364	$118	17%	$444	122%
Operating margin	33.6%	32.1%	22.9%		1.5 points		10.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$854	$736	$410	$118	16%	$444	108%
Non-GAAP adjusted operating margin	35.5%	34.2%	25.8%		1.3 points		9.7 points

	Six Months Ended		Change
	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages and ratios)
Net sales	4,554	2,960	1,594	54%
Operating income	1,498	629	869	138%
Operating margin	32.9%	21.3%		11.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$1,590	$722	868	120%
Non-GAAP adjusted operating margin	34.9%	24.4%		10.5 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2017	January 29, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Foundry	41%	50%	30%	45%	33%
Dynamic random-access memory (DRAM)	19%	16%	20%	18%	24%
Flash memory	33%	25%	42%	29%	31%
Logic and other	7%	9%	8%	8%	12%
	100%	100%	100%	100%	100%
Net sales for the second quarter of fiscal 2017 increased compared to the prior quarter, primarily due to higher spending from memory customers. The increase in operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter of fiscal 2017 compared to the prior quarter primarily reflected favorable changes in product mix, higher net sales and lower manufacturing costs, partially offset by higher RD&E expenses. In the second quarter of fiscal 2017, four customers accounted for approximately 74 percent of this segment’s total net sales.
Net sales for the second quarter and first half of fiscal 2017 increased compared to the same periods in the prior year primarily due to higher spending from foundry and memory customers. The increases in the operating income, non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter and first half of fiscal 2017 compared to the same periods in the prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses.
The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended						Change
	April 30, 2017		January 29, 2017		May 1, 2016		Q2 2017 over Q1 2017	Q2 2017 over Q2 2016

	(In millions, except percentages)
Taiwan	$707	29%	$945	44%	$169	11%	(25)%	318%
China	$395	16%	$269	13%	$588	37%	47%	(33)%
Korea	$756	31%	$500	23%	$352	22%	51%	115%

	Six Months Ended				Change
	April 30, 2017		May 1, 2016		YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
Taiwan	$1,653	36%	$671	23%	146%
China	$665	15%	$801	27%	(17)%
Korea	$1,256	28%	$557	19%	125%

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
Industry conditions that affect Applied Global Services’ sales of spares and services are principally semiconductor manufacturers’ wafer starts, as well as utilization rates.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended			Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017		Q2 2017 over Q2 2016

	(In millions, except percentages and ratios)
Net sales	$724	$676	$633	$48	7%	$91	14%
Operating income	$194	$178	$165	$16	9%	$29	18%
Operating margin	26.8%	26.3%	26.1%		0.5 points		0.7 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$195	$179	$165	$16	9%	$30	18%
Non-GAAP adjusted operating margin	26.9%	26.5%	26.1%		0.4 points		0.8 points

	Six Months Ended		Change
	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages and ratios)
Net sales	1,400	1,239	161	13%
Operating income	372	314	58	18%
Operating margin	26.6%	25.3%		1.3 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$374	$314	60	19%
Non-GAAP adjusted operating margin	26.7%	25.3%		1.4 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Net sales for the second quarter of fiscal 2017 compared to the prior quarter increased primarily due to higher spending on 200mm equipment systems, spares and services. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the second quarter of fiscal 2017 increased compared to the prior quarter primarily due to higher net sales. In the second quarter of fiscal 2017, one customer accounted for approximately 13 percent of this segment’s total net sales.
Net sales for the second quarter and first half of fiscal 2017 increased compared to the same periods in the prior year due to higher customer spending for spares and services. Operating income and non-GAAP adjusted operating income, operating margin and non-GAAP adjusted operating margin for the second quarter and first half of fiscal 2017 compared to the same periods in the prior year increased due to higher net sales.
There was no region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.

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
The market environment for Applied’s Display and Adjacent Markets segment has been characterized by increasing demand for manufacturing equipment for high-end mobile devices and TV manufacturing equipment, although these markets remain susceptible to cyclical conditions. Uneven order and revenue patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended			Change
	April 30, 2017	January 29, 2017	May 1, 2016	Q2 2017 over Q1 2017		Q2 2017 over Q2 2016

	(In millions, except percentages and ratios)
Net sales	$391	$422	$187	$(31)	(7)%	$204	109%
Operating income	$84	$115	$31	$(31)	(27)%	$53	171%
Operating margin	21.5%	27.3%	16.6%		(5.8) points		4.9 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$84	$115	$31	$(31)	(27)%	$53	171%
Non-GAAP adjusted operating margin	21.5%	27.3%	16.6%		(5.8) points		4.9 points

	Six Months Ended		Change
	April 30, 2017	May 1, 2016	YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages and ratios)
Net sales	813	441	372	84%
Operating income	199	79	120	152%
Operating margin	24.5%	17.9%		6.6 points
Non-GAAP Adjusted Results
Non-GAAP adjusted operating income	$199	$79	120	152%
Non-GAAP adjusted operating margin	24.5%	17.9%		6.6 points

Reconciliations of non-GAAP adjusted measures are presented below under "Non-GAAP Adjusted Results."
Net sales for the second quarter of fiscal 2017 decreased compared to the prior quarter which reflected lower customer investments for TV display manufacturing equipment, partially offset by higher spending on mobile display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the second quarter of fiscal 2017 decreased compared to the prior quarter primarily due lower net sales and RD&E spending. Three customers accounted for approximately 62 percent of net sales for the Display and Adjacent Markets segment in the second quarter of fiscal 2017.
Net sales for the second quarter and first half of fiscal 2017 increased compared to the same periods in the prior year primarily due to higher customer investments in mobile and TV display manufacturing equipment. Operating income, operating margin, non-GAAP adjusted operating income and non-GAAP adjusted operating margin for the second quarter and first half of fiscal 2017 increased compared to the same periods in the prior year, reflecting higher net sales, partially offset by increased RD&E spending.

The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended						Change
	April 30, 2017		January 29, 2017		May 1, 2016		Q2 2017 over Q1 2017	Q2 2017 over Q2 2016

	(In millions, except percentages)
China	$216	55%	$286	68%	$46	25%	(24)%	370%
Korea	$100	26%	$108	26%	$109	58%	(7)%	(8)%

	Six Months Ended				Change
	April 30, 2017		May 1, 2016		YTD Q2 2017 over YTD Q2 2016

	(In millions, except percentages)
China	$502	62%	$240	54%	109%
Korea	$208	26%	$122	28%	70%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	April 30, 2017	October 30, 2016

	(In millions)
Cash and cash equivalents	$4,944	$3,406
Short-term investments	1,800	343
Long-term investments	961	929
Total cash, cash-equivalents and investments	$7,705	$4,678
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 30, 2017	May 1, 2016

	(In millions)
Cash provided by operating activities	$1,544	$688
Cash used in investing activities	$(1,648)	$(114)
Cash provided by (used in) financing activities	$1,642	$(2,901)
Operating Activities
Cash from operating activities for the six months ended April 30, 2017 was $1.5 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from the first half of fiscal 2016 to the first half of fiscal 2017 primarily due to higher net income and increases in customer deposits and deferred revenue, offset by a higher increase in inventory.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $149 million of accounts receivable during the six months ended April 30, 2017. Applied did not sell accounts receivable during the six months ended May 1, 2016. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the six months ended April 30, 2017 or May 1, 2016.
Applied’s working capital was $7.9 billion at April 30, 2017 and $4.7 billion at October 30, 2016.
Days sales, inventory and payable outstanding at the end of each of the periods indicated were:

	April 30, 2017	January 29, 2017	May 1, 2016

Days sales outstanding	61	66	71
Days inventory outstanding	122	113	121
Days payable outstanding	43	43	41
Days sales outstanding varies due to the timing of shipments and payment terms. Days sales outstanding decreased in the second quarter of fiscal 2017 compared to the prior quarter primarily due to increased revenue and better collection performance, while days sales outstanding decreased compared to prior year primarily due to increased revenue and better revenue linearity. Days inventory outstanding increased during the second quarter of fiscal 2017 compared to the prior quarter primarily due to higher inventory balances at the end of the second quarter of fiscal 2017 due to higher expected business volume.

Investing Activities
Applied used $1.6 billion of cash in investing activities during the six months ended April 30, 2017. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $1.5 billion and capital expenditures were $141 million during the six months ended April 30, 2017.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the six months ended April 30, 2017, Applied did not recognize any impairment of its fixed income securities. At April 30, 2017, gross unrealized losses related to Applied’s investment portfolio were not material.
Financing Activities
Applied generated cash from financing activities in the amount of $1.6 billion during the six months ended April 30, 2017, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $2.2 billion, excess tax benefits from share-based compensation of $48 million and proceeds from common stock issuances of $46 million, partially offset by cash used for repurchases of common stock of $412 million and cash dividends to stockholders of $216 million.
In March 2017 and December 2016, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at April 30, 2017. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both April 30, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At April 30, 2017, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.6 billion outstanding as of April 30, 2017. The indentures governing these notes include covenants with which Applied was in compliance at April 30, 2017. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. The redemption price was $205 million, and after adjusting for the carrying value of the debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $200 million debt, which will be included in non-operating loss in the Consolidated Condensed Statement of Operations for the third quarter of fiscal 2017. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 30, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $66 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 30, 2017, Applied Materials, Inc. has provided parent guarantees to banks for approximately $140 million to cover these arrangements.

Others
During the six months ended April 30, 2017, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at April 30, 2017 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of April 30, 2017, approximately $3.9 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. income tax if repatriated for U.S. operations. Applied intends to indefinitely reinvest approximately $2.9 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. income tax if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. income tax has been provided for in the financial statements.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 30, 2017	January 29, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,600	$1,445	$1,004	$3,045	$1,920
Certain items associated with acquisitions[1]	41	42	41	83	83
Inventory reversals related to restructuring[2]	—	—	—	—	(1)
Non-GAAP adjusted gross profit	$1,641	$1,487	$1,045	$3,128	$2,002
Non-GAAP adjusted gross margin	46.3%	45.4%	42.7%	45.8%	42.5%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$940	$807	$425	$1,747	$779
Certain items associated with acquisitions[1]	46	47	46	93	94
Acquisition integration costs	1	1	—	2	—
Reversals related to restructuring, net[2]	—	—	(1)	—	(2)
Other gains, losses or charges, net	—	(3)	—	(3)	—
Non-GAAP adjusted operating income	$987	$852	$470	$1,839	$871
Non-GAAP adjusted operating margin	27.8%	26.0%	19.2%	26.9%	18.5%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$824	$703	$320	$1,527	$606
Certain items associated with acquisitions[1]	46	47	46	93	94
Acquisition integration costs	1	1	—	2	—
Reversals related to restructuring, net[2]	—	—	(1)	—	(2)
Impairment (gain on sale) of strategic investments, net	—	5	(1)	5	(3)
Loss on early extinguishment of debt	—	—	—	—	5
Other gains, losses or charges, net	—	(3)	—	(3)	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(6)	(16)	16	(22)	(13)
Income tax effect of non-GAAP adjustments[3]	(4)	(5)	(4)	(9)	(9)
Non-GAAP adjusted net income	$861	$732	$376	$1,593	$678

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Results for the three and six months ended May 1, 2016 included favorable adjustments associated with the cost reductions in the solar business.
3	These amounts represent non-GAAP adjustments above multiplied by the effective tax rate within the jurisdictions that the adjustments affect.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except per share amounts)	April 30, 2017	January 29, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.76	$0.65	$0.29	$1.40	$0.53
Certain items associated with acquisitions	0.04	0.04	0.04	0.08	0.08
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(0.01)	(0.02)	0.01	(0.02)	(0.01)
Non-GAAP adjusted earnings per diluted share	$0.79	$0.67	$0.34	1.46	0.60
Weighted average number of diluted shares	1,087	1,089	1,119	1,088	1,137

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended			Six Months Ended
(In millions, except percentages)	April 30, 2017	January 29, 2017	May 1, 2016	April 30, 2017	May 1, 2016

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$808	$690	$364	$1,498	$629
Certain items associated with acquisitions[1]	46	46	46	92	93
Non-GAAP adjusted operating income	$854	$736	$410	$1,590	$722
Non-GAAP adjusted operating margin	35.5%	34.2%	25.8%	34.9%	24.4%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$194	$178	$165	$372	$314
Acquisition integration costs	1	1	—	2	—
Non-GAAP adjusted operating income	$195	$179	$165	$374	$314
Non-GAAP adjusted operating margin	26.9%	26.5%	26.1%	26.7%	25.3%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	84	115	31	199	79
Non-GAAP adjusted operating income	$84	$115	$31	$199	$79
Non-GAAP adjusted operating margin	21.5%	27.3%	16.6%	24.5%	17.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.6 billion at April 30, 2017. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at April 30, 2017, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At April 30, 2017, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $592 million at April 30, 2017.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2017, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The largest proportion of Applied’s consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s semiconductor equipment and service products, including:

•
the increasing cost of research and development due to many factors, including shrinking geometries, the use of new materials, new and more complex device structures, more applications and process steps, increasing chip design costs, and the increasing cost and complexity of integrated manufacturing processes;

•	the need to reduce product development time, despite the increasing difficulty of technical challenges;

•	the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;

•
the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller geometries to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;

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
Applied has product development, engineering, manufacturing, sales and other operations in many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the second quarter of fiscal 2017, approximately 89 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
Applied has $5.6 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at April 30, 2017, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems. This data includes confidential information belonging to Applied or its customers or other business partners, as well as personally-identifiable information of individuals. Applied has experienced, and expects to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. Applied devotes significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation, corruption or loss of confidential information and critical data (Applied’s and that of third parties); reputational damage; litigation with third parties; diminution in the value of Applied’s investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.

Applied is exposed to various risks related to legal proceedings.
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification or other obligations related to claims made against such customers by third parties.
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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition. As of April 30, 2017, Applied intends to indefinitely reinvest approximately $2.9 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.

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
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, corporate governance, intellectual property, tax, trade, anti-competition, employment, immigration, privacy, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations could result in fines, criminal sanctions, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of April 30, 2017 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 30, 2017 to February 26, 2017)	0.8	$36.17	$28	0.8	$1,624
Month #2
(February 27, 2017 to March 26, 2017)	3.3	$37.87	124	3.3	$1,500
Month #3
(March 27, 2017 to April 30, 2017)	3.3	$38.90	130	3.3	$1,370
Total	7.4	$38.15	$282	7.4

*	On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 9, 2017†
10.2	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017†
10.3	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 25, 2017

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 25, 2017