Form 10-Q
period 2017-07-30
APPLIED MATERIALS INC /DE
filed 2017-08-24
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 30, 2017: 1,066,487,165

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(Unaudited)
Net sales	$3,744	$2,821	$10,568	$7,528
Cost of products sold	2,044	1,629	5,823	4,416
Gross profit	1,700	1,192	4,745	3,112
Operating expenses:
Research, development and engineering	454	386	1,308	1,146
Marketing and selling	117	107	351	315
General and administrative	106	103	316	276
Total operating expenses	677	596	1,975	1,737
Income from operations	1,023	596	2,770	1,375
Interest expense	59	38	141	117
Interest and other income, net	14	6	28	15
Income before income taxes	978	564	2,657	1,273
Provision for income taxes	53	59	205	162
Net income	$925	$505	$2,452	$1,111
Earnings per share:
Basic	$0.86	$0.47	$2.28	$1.00
Diluted	$0.85	$0.46	$2.26	$0.99
Weighted average number of shares:
Basic	1,071	1,083	1,076	1,115
Diluted	1,083	1,093	1,087	1,123
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(Unaudited)
Net income	$925	$505	$2,452	$1,111
Other comprehensive income, net of tax:
Change in unrealized net gain on investments	10	17	25	21
Change in unrealized net loss on derivative instruments	1	(9)	1	(16)
Change in defined and postretirement benefit plans	(2)	—	(12)	—
Other comprehensive income, net of tax	9	8	14	5
Comprehensive income	$934	$513	$2,466	$1,116
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 30, 2017	October 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$5,278	$3,406
Short-term investments	1,953	343
Accounts receivable, net	2,258	2,279
Inventories	2,876	2,050
Other current assets	366	275
Total current assets	12,731	8,353
Long-term investments	1,059	929
Property, plant and equipment, net	996	937
Goodwill	3,357	3,316
Purchased technology and other intangible assets, net	461	575
Deferred income taxes and other assets	474	460
Total assets	$19,078	$14,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, notes payable and accrued expenses	$2,255	$2,256
Customer deposits and deferred revenue	2,116	1,376
Total current liabilities	4,371	3,632
Long-term debt	5,303	3,125
Other liabilities	688	596
Total liabilities	10,362	7,353
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,950	6,809
Retained earnings	17,383	15,252
Treasury stock	(15,527)	(14,740)
Accumulated other comprehensive loss	(101)	(115)
Total stockholders’ equity	8,716	7,217
Total liabilities and stockholders’ equity	$19,078	$14,570
Amounts as of July 30, 2017 are unaudited. Amounts as of October 30, 2016 are derived from the October 30, 2016 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 30, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	2,452	—	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	—	14	14
Dividends	—	—	—	(321)	—	—	—	(321)
Share-based compensation	—	—	162	—	—	—	—	162
Issuance under stock plans, net of a tax benefit of $51 and other	8	—	(21)	—	—	—	—	(21)
Common stock repurchases	(20)	—	—	—	20	(787)	—	(787)
Balance at July 30, 2017	1,066	$11	$6,950	$17,383	909	$(15,527)	$(101)	$8,716

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 31, 2016	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	1,111	—	—	—	1,111
Other comprehensive loss, net of tax	—	—	—	—	—	—	5	5
Dividends	—	—	—	(328)	—	—	—	(328)
Share-based compensation	—	—	150	—	—	—	—	150
Issuance under stock plans, net of a tax benefit of $18 and other	11	—	(11)	—	—	—	—	(11)
Common stock repurchases	(90)	—	—	—	90	(1,721)	—	(1,721)
Balance at July 31, 2016	1,081	$11	$6,714	$14,750	883	$(14,569)	$(87)	$6,819

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 30, 2017	July 31, 2016

	(Unaudited)
Cash flows from operating activities:
Net income	$2,452	$1,111
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	302	289
Share-based compensation	162	150
Excess tax benefits from share-based compensation	(51)	(18)
Deferred income taxes	6	14
Other	15	20
Changes in operating assets and liabilities:
Accounts receivable	26	(112)
Inventories	(825)	(192)
Other current and non-current assets	(114)	52
Accounts payable and accrued expenses	153	(84)
Customer deposits and deferred revenue	740	399
Income taxes payable	13	38
Other liabilities	31	2
Cash provided by operating activities	2,910	1,669
Cash flows from investing activities:
Capital expenditures	(221)	(165)
Cash paid for acquisitions, net of cash acquired	(56)	(5)
Proceeds from sales and maturities of investments	1,822	681
Purchases of investments	(3,542)	(947)
Cash used in investing activities	(1,997)	(436)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	2,176	—
Debt repayments	(205)	(1,207)
Proceeds from common stock issuances	47	44
Common stock repurchases	(787)	(1,721)
Excess tax benefits from share-based compensation	51	18
Payments of dividends to stockholders	(323)	(336)
Cash provided by (used in) financing activities	959	(3,202)
Increase (decrease) in cash and cash equivalents	1,872	(1,969)
Cash and cash equivalents — beginning of period	3,406	4,797
Cash and cash equivalents — end of period	$5,278	$2,828
Supplemental cash flow information:
Cash payments for income taxes	$168	$144
Cash refunds from income taxes	$17	$104
Cash payments for interest	$110	$110

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 30, 2016 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 (2016 Form 10-K). Applied’s results of operations for the three and nine months ended July 30, 2017 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2017 and 2016 contain 52 weeks and 53 weeks, respectively, and the first nine months of fiscal 2017 and 2016 contained 39 weeks and 40 weeks, respectively.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standard Board (FASB) issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Effective in the first quarter of fiscal 2017, Applied adopted the authoritative guidance retrospectively. The adoption of this guidance did not have a significant impact on Applied’s consolidated financial statements. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion.
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
Accounting Standards Not Yet Adopted
Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for Applied in the first quarter of fiscal 2019 with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company makes any future modifications of share-based payment awards.
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
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2018. Upon adoption, Applied will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in Applied’s results of operations. Applied will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. Applied expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.
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
Inventory Measurement. In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. Applied will adopt this authoritative guidance in the first quarter of fiscal 2018 prospectively to measurement of inventory after the effective date. The adoption of this guidance is not expected to have a significant impact on Applied's consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions, except per share amounts)
Numerator:
Net income	$925	$505	$2,452	$1,111
Denominator:
Weighted average common shares outstanding	1,071	1,083	1,076	1,115
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	12	10	11	8
Denominator for diluted earnings per share	1,083	1,093	1,087	1,123
Basic earnings per share	$0.86	$0.47	$2.28	$1.00
Diluted earnings per share	$0.85	$0.46	$2.26	$0.99
Potentially dilutive securities	—	—	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,123	$—	$—	$1,123
Cash equivalents:
Money market funds	3,055	—	—	3,055
Municipal securities	437	—	—	437
Commercial paper, corporate bonds and medium-term notes	663	—	—	663
Total Cash equivalents	4,155	—	—	4,155
Total Cash and Cash equivalents	$5,278	$—	$—	$5,278
Short-term and long-term investments:
U.S. Treasury and agency securities	$628	$—	$1	$627
Non-U.S. government securities*	159	—	—	159
Municipal securities	893	1	—	894
Commercial paper, corporate bonds and medium-term notes	840	—	—	840
Asset-backed and mortgage-backed securities	316	—	—	316
Total fixed income securities	2,836	1	1	2,836
Publicly traded equity securities	24	76	—	100
Equity investments in privately-held companies	76	—	—	76
Total short-term and long-term investments	$2,936	$77	$1	$3,012
Total Cash, Cash equivalents and Investments	$8,214	$77	$1	$8,290
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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at July 30, 2017:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,927	$1,927
Due after one through five years	593	593
No single maturity date**	416	492
	$2,936	$3,012
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 30, 2017 and July 31, 2016, gross realized gains and losses on investments were not material.
At July 30, 2017 and October 30, 2016, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities at July 30, 2017 and July 31, 2016 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and nine months ended July 30, 2017 or July 31, 2016. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 30, 2017 and July 31, 2016 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 30, 2017, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 30, 2017			October 30, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$3,055	$—	$3,055	$1,889	$—	$1,889
U.S. Treasury and agency securities	149	478	627	107	98	205
Non-U.S. government securities	—	159	159	—	15	15
Municipal securities	—	1,331	1,331	—	661	661
Commercial paper, corporate bonds and medium-term notes	—	1,503	1,503	—	415	415
Asset-backed and mortgage-backed securities	—	316	316	—	253	253
Publicly traded equity securities	100	—	100	67	—	67
Total	$3,304	$3,787	$7,091	$2,063	$1,442	$3,505
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 30, 2017 or July 31, 2016. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 30, 2017 or October 30, 2016.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At July 30, 2017, equity investments in privately-held companies totaled $76 million, of which $67 million of these investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 30, 2016, equity investments in privately-held companies totaled $70 million, of which $62 million of these investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 30, 2017 and July 31, 2016 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At July 30, 2017, the carrying amount of long-term debt was $5.3 billion and the estimated fair value was $5.8 billion. At October 30, 2016, the carrying amount of long-term debt was $3.1 billion and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at July 30, 2017 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 30, 2017 and July 31, 2016.
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
The fair values of foreign exchange derivative instruments at July 30, 2017 and October 30, 2016 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		July 30, 2017			July 31, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$6	$1	$—	$(26)	$(13)	$1
Foreign exchange contracts	General and administrative	—	3	(1)	—	1	(1)
Interest rate contracts	Interest expense	—	(1)	—	—	(1)	—
Total		$6	$3	$(1)	$(26)	$(13)	$—

		Nine Months Ended
		July 30, 2017			July 31, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	Cost of products sold	$24	$7	$(3)	$(49)	$(21)	$1
Foreign exchange contracts	General and administrative	—	3	(2)	—	(1)	(2)
Interest rate contracts	Interest expense	(14)	(2)	—	—	(1)	—
Total		$10	$8	$(5)	$(49)	$(23)	$(1)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$9	$(31)	34	(67)
Total		$9	$(31)	$34	$(67)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 30, 2017.
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
Applied sold $211 million and $360 million of accounts receivable during the three and nine months ended July 30, 2017, respectively. Applied sold $57 million accounts receivable during the three and nine months ended July 31, 2016. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 30, 2017 and July 31, 2016. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $51 million at July 30, 2017 and October 30, 2016. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 30, 2017, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	July 30, 2017	October 30, 2016

	(In millions)
Inventories
Customer service spares	$520	$452
Raw materials	634	474
Work-in-process	466	393
Finished goods	1,256	731
	$2,876	$2,050

Included in finished goods inventory are $347 million at July 30, 2017, and $190 million at October 30, 2016, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $255 million and $197 million of evaluation inventory at July 30, 2017 and October 30, 2016, respectively.

	July 30, 2017	October 30, 2016

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$82	$87
Prepaid expenses and other	284	188
	$366	$275

	Useful Life	July 30, 2017	October 30, 2016

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$159	$159
Buildings and improvements	3-30	1,284	1,261
Demonstration and manufacturing equipment	3-5	1,112	992
Furniture, fixtures and other equipment	3-15	581	547
Construction in progress		111	84
Gross property, plant and equipment		3,247	3,043
Accumulated depreciation		(2,251)	(2,106)
		$996	$937

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 30, 2017	October 30, 2016

	(In millions)
Accounts Payable, Notes Payable and Accrued Expenses
Accounts payable	$935	$813
Notes payable, short-term	—	200
Compensation and employee benefits	594	517
Warranty	192	153
Dividends payable	107	108
Income taxes payable	12	101
Other accrued taxes	41	50
Interest payable	59	31
Other	315	283
	$2,255	$2,256

	July 30, 2017	October 30, 2016

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$408	$471
Deferred revenue	1,708	905
	$2,116	$1,376

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	July 30, 2017	October 30, 2016

	(In millions)
Other Liabilities
Deferred income taxes	$8	$1
Income taxes payable	389	337
Defined and postretirement benefit plans	193	182
Other	98	76
	$688	$596

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combinations
During the first nine months of fiscal 2017, Applied completed two acquisitions to complement Applied's existing product offerings and to provide opportunities for future growth within Applied's Display and Adjacent Markets segment.
Pro forma results of operations for these acquisitions have not been presented because they are not material to Applied's consolidated results of operations. The acquired businesses are included in the results for the Display and Adjacent Markets segment.
The following table represents the preliminary aggregated purchase price allocation for acquisitions completed in the nine months ended July 30, 2017:

Estimated Fair Values
(In millions)

Fair value of net assets acquired	$17
Goodwill	44
Purchased technology	31
Purchase price allocated	$92
Intangible assets are being amortized on a straight-line basis over an estimated weighted-average useful life of 3.5 years. Total transaction costs related to these acquisitions were not material and were expensed as incurred in general and administrative expenses in the Consolidated Condensed Statement of Operations.

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
As of July 30, 2017, Applied’s reporting units include Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Details of goodwill and other indefinite-lived intangible assets as of July 30, 2017 and October 30, 2016 were as follows:

	July 30, 2017			October 30, 2016
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	1,007	—	1,007	1,010	5	1,015
Display and Adjacent Markets	199	18	217	155	20	175
Carrying amount	$3,357	$18	$3,375	$3,316	$25	$3,341
From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first nine months of fiscal 2017, goodwill increased by $41 million primarily due to acquisitions completed in the first nine months of fiscal 2017. See Note 8, Business Combinations, for further details.
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
A summary of Applied’s purchased technology and intangible assets is set forth below:

	July 30, 2017	October 30, 2016

	(In millions)
Purchased technology, net	$315	$409
Intangible assets - finite-lived, net	128	141
Intangible assets - indefinite-lived	18	25
Total	$461	$575
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	July 30, 2017			October 30, 2016
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	28	44	72
Display and Adjacent Markets	146	38	184	115	36	151
Corporate and Other	—	9	9	1	9	10
Gross carrying amount	$1,628	$343	$1,971	$1,593	$341	$1,934
Accumulated amortization:
Semiconductor Systems	$(1,169)	$(127)	$(1,296)	$(1,043)	$(113)	$(1,156)
Applied Global Services	(28)	(44)	(72)	(27)	(44)	(71)
Display and Adjacent Markets	(116)	(35)	(151)	(113)	(34)	(147)
Corporate and Other	—	(9)	(9)	(1)	(9)	(10)
Accumulated amortization	$(1,313)	$(215)	$(1,528)	$(1,184)	$(200)	$(1,384)
Carrying amount	$315	$128	$443	$409	$141	$550
Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Semiconductor Systems	$46	$47	$138	$139
Applied Global Services	—	—	1	1
Display and Adjacent Markets	3	—	4	—
Corporate & Other	—	—	—	2
Total	$49	$47	$143	$142
Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Cost of products sold	$44	$42	$128	$126
Research, development and engineering	—	—	1	1
Marketing and selling	5	5	14	15
Total	$49	$47	$143	$142

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 30, 2017, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2017 (remaining 3 months)	$49
2018	194
2019	53
2020	48
2021	36
Thereafter	63
Total	$443

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 30, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion and used a portion of the net proceeds to redeem the outstanding $200 million in principal amount of its 7.125% senior notes due in October 2017 at a redemption price of $205 million in May 2017. After adjusting for the carrying value of debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $200 million debt, which is included in interest and other income, net in the Consolidated Condensed Statement of Operations for the third quarter of fiscal 2017.
Debt outstanding as of July 30, 2017 and October 30, 2016 was as follows:

	Principal Amount
	July 30, 2017	October 30, 2016	Effective Interest Rate	Interest Pay Dates

	(In millions)
Short-term debt:
7.125% Senior Notes Due 2017	$—	$200	7.190%	April 15, October 15
Total short-term debt	—	200
Long-term debt:
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	—	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	—	4.361%	April 1, October 1
	5,350	3,150
Total unamortized discount	(13)	(7)
Total unamortized debt issuance costs [1]	(34)	(18)
Total long-term debt	5,303	3,125

Total debt	$5,303	$3,325
__________________________________________
1 Balances reflect the effects of the retrospective adoption of the authoritative guidance in the first quarter of fiscal 2017, which required debt issuance costs to be presented as a direct reduction from the carrying amount of the related debt liability. These amounts were originally recorded under Other Assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income (loss) before reclassifications	23	6	—	—	29
Amounts reclassified out of AOCI	2	(5)	(12)	—	(15)
Other comprehensive income (loss), net of tax	25	1	(12)	—	14
Balance at July 30, 2017	$55	$(17)	$(153)	$14	$(101)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	21	(31)	—	—	(10)
Amounts reclassified out of AOCI	—	15	—	—	15
Other comprehensive income (loss), net of tax	21	(16)	—	—	5
Balance at July 31, 2016	$35	$(31)	$(105)	$14	$(87)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 30, 2017 and July 31, 2016 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases. At July 30, 2017, $995 million remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three and nine months ended July 30, 2017 and July 31, 2016:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(in millions, except per share amount)
Shares of common stock repurchased	9	9	20	90
Cost of stock repurchased	$375	$196	$787	$1,721
Average price paid per share	$44.34	$21.88	$39.48	$19.22
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
Dividends
In June 2017, March 2017 and December 2016, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends paid during the nine months ended July 30, 2017 and July 31, 2016 totaled $323 million and $336 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 30, 2017 and July 31, 2016, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Cost of products sold	$18	$14	$51	$46
Research, development, and engineering	20	18	61	56
Marketing and selling	7	7	21	20
General and administrative	10	9	29	28
Total share-based compensation	$55	$48	$162	$150

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
At July 30, 2017, Applied had $348 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. At July 30, 2017, there were 91 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 22 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 30, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 30, 2016	25	$18.28
Granted	8	$31.28
Vested	(10)	$16.39
Canceled	(1)	$20.63
Outstanding at July 30, 2017	22	$23.59
At July 30, 2017, 1 million additional performance-based awards could be earned upon achievement of certain levels of Applied’s total shareholder return relative to a peer group at a future date and upon achievement of specified performance goals.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 2 million shares during the nine months ended July 30, 2017 and 3 million shares during the nine months ended July 31, 2016. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 30, 2017	July 31, 2016
ESPP:
Dividend yield	1.09%	2.07%
Expected volatility	24.9%	29.8%
Risk-free interest rate	0.78%	0.49%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$8.08	$4.47

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Employee Benefit Plans
Applied sponsors a number of employee benefit plans, including defined benefit plans of certain foreign subsidiaries, and a plan that provides certain medical and vision benefits to eligible retirees. A summary of the components of net periodic benefit costs of these defined and postretirement benefit plans for the three and nine months ended July 30, 2017 and July 31, 2016 is presented below:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Service cost	$3	$3	$9	$10
Interest cost	2	3	7	10
Expected return on plan assets	(5)	(4)	(13)	(12)
Amortization of prior service credit	(4)	—	(12)	—
Amortization of actuarial loss	2	2	5	4
Curtailment and settlement gain	—	—	—	(5)
Net periodic benefit cost	$(2)	$4	$(4)	$7

Note 13    Income Taxes
Applied’s effective tax rates for the third quarters of fiscal 2017 and 2016 were 5.4 percent and 10.5 percent, respectively. Applied’s effective tax rates for the first nine months of fiscal 2017 and 2016 were 7.7 percent and 12.7 percent, respectively.
The effective tax rate for the third quarter of fiscal 2017 was lower than in the same quarter in the prior fiscal year primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income.
The effective tax rate for the first nine months of fiscal 2017 was lower than in the same period in the prior year primarily due to the recognition of previously unrecognized foreign tax credits, favorable resolutions to income tax liabilities for uncertain tax positions during the first nine months of fiscal 2017, unfavorable resolutions to income tax liabilities for uncertain tax positions during the first nine months of fiscal 2016 and changes in the geographical composition of income. These were partially offset by the reinstatement of the U.S. R&D tax credit during the first nine months of fiscal 2016 which was retroactive to its expiration in December of the prior year.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by approximately $74 million as a result of negotiations with taxing authorities and the expiration of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Beginning balance	$182	$121	$153	$126
Warranties issued	41	35	123	91
Change in reserves related to preexisting warranty	1	7	3	(9)
Consumption of reserves	(32)	(24)	(87)	(69)
Ending balance	$192	$139	$192	$139
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 30, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $67 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 30, 2017, Applied has provided parent guarantees to banks for approximately $140 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 30, 2017:
Semiconductor Systems	$2,532	$874	$7,086	$2,372
Applied Global Services	786	213	2,186	585
Display and Adjacent Markets	410	91	1,223	290
Corporate and Other	16	(155)	73	(477)
Total	$3,744	$1,023	$10,568	$2,770
July 31, 2016:
Semiconductor Systems	$1,786	$511	$4,746	$1,140
Applied Global Services	657	175	1,896	489
Display and Adjacent Markets	313	63	754	142
Corporate and Other	65	(153)	132	(396)
Total	$2,821	$596	$7,528	$1,375

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

	(In millions)
Unallocated net sales	$16	$65	$73	$132
Unallocated cost of products sold and expenses	(116)	(170)	(388)	(378)
Share-based compensation	(55)	(48)	(162)	(150)
Total	$(155)	$(153)	$(477)	$(396)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 30, 2017, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	22%
Taiwan Semiconductor Manufacturing Company Limited	17%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of July 30, 2017 should be read in conjunction with the financial statements for the fiscal year ended October 30, 2016 contained in the Company’s Form 10-K filed December 15, 2016.
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

The following tables present certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions, except per share amounts and percentages)
Net sales	$3,744	$2,821	$923	$10,568	$7,528	$3,040
Gross margin	45.4%	42.3%	3.1 points	44.9%	41.3%	3.6 points
Operating income	$1,023	$596	$427	$2,770	$1,375	$1,395
Operating margin	27.3%	21.1%	6.2 points	26.2%	18.3%	7.9 points
Net income	$925	$505	$420	$2,452	$1,111	$1,341
Earnings per diluted share	$0.85	$0.46	$0.39	$2.26	$0.99	$1.27

Fiscal 2017 and 2016 contains 52 weeks and 53 weeks, respectively, and the first nine months of fiscal 2017 and 2016 contained 39 weeks and 40 weeks, respectively.
Mobility, and the increasing technological functionality of mobile devices, continues to be a strong driver of semiconductor industry spending. During the first nine months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven by the transition from planar NAND to 3D NAND, and an overall increase in demand for memory for high performance storage in data-centers and increasing smartphone content. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips. Applied anticipates healthy spending levels in all semiconductor categories to continue, as memory manufacturers scale 3D NAND, and foundry customers invest in leading edge and trailing geometries. Display equipment spending reflects continued investment in new technology and manufacturing capacity expansion for mobile applications, such as OLED displays, as well as demand for new equipment for making larger LCD TVs.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 30, 2017		July 31, 2016		Change	July 30, 2017		July 31, 2016		Change

	(In millions, except percentages)
Semiconductor Systems	$2,532	68%	$1,786	64%	42%	$7,086	67%	$4,746	63%	49%
Applied Global Services	786	21%	657	23%	20%	2,186	21%	1,896	25%	15%
Display and Adjacent Markets	410	11%	313	11%	31%	1,223	11%	754	10%	62%
Corporate and Other	16	—%	65	2%	(75)%	73	1%	132	2%	(45)%
Total	$3,744	100%	$2,821	100%	33%	$10,568	100%	$7,528	100%	40%

For the third quarter and first nine months of fiscal 2017 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in all segments, with majority of the increases resulting from investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales increased in the third quarter and first nine months of fiscal 2017 compared to the same periods in the prior year, and continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 30, 2017		July 31, 2016		Change	July 30, 2017		July 31, 2016		Change

	(In millions, except percentages)
Taiwan	$607	16%	$741	26%	(18)%	$2,573	24%	$1,689	22%	52%
China	774	21%	571	20%	36%	2,149	20%	1,818	24%	18%
Korea	1,265	34%	472	17%	168%	2,877	27%	1,251	17%	130%
Japan	444	12%	321	11%	38%	1,011	10%	915	12%	10%
Southeast Asia	104	2%	303	11%	(66)%	310	3%	642	9%	(52)%
Asia Pacific	3,194	85%	2,408	85%	33%	8,920	84%	6,315	84%	41%
United States	359	10%	289	10%	24%	1,059	10%	854	11%	24%
Europe	191	5%	124	5%	54%	589	6%	359	5%	64%
Total	$3,744	100%	$2,821	100%	33%	$10,568	100%	$7,528	100%	40%

The changes in net sales from customers in all regions in the third quarter and first nine months of fiscal 2017 compared to fiscal 2016 primarily reflected changes in semiconductor equipment customer mix. In addition, the increase in net sales from customers in China also reflected increased investments from display manufacturing equipment customers.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

Gross margin	45.4%	42.3%	3.1 points	44.9%	41.3%	3.6 points
Gross margin in the third quarter and first nine months of fiscal 2017 increased compared to the same periods in the prior year, primarily due to increase in net sales and favorable product mix.
Gross margin during the three months ended July 30, 2017 and July 31, 2016 included $18 million and $14 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 30, 2017 and July 31, 2016 included $51 million and $46 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions)
Research, development and engineering	$454	$386	$68	$1,308	$1,146	$162
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
RD&E expenses increased during the third quarter and first nine months of fiscal 2017 compared to the same periods in the prior year, primarily due to additional headcount and increased R&D program spending in Semiconductor Systems and Display and Adjacent Market segments. This increase reflects Applied's ongoing investment in product development initiatives, consistent with the Company’s strategy. RD&E expenses during the three months ended July 30, 2017 and July 31, 2016 included $20 million and $18 million of share-based compensation expense, respectively. RD&E expenses during the nine months ended July 30, 2017 and July 31, 2016 included $61 million and $56 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions)
Marketing and selling	$117	$107	$10	$351	$315	$36
Marketing and selling expenses increased in the third quarter and first nine months of fiscal 2017 compared to the same periods in fiscal 2016, primarily due to additional headcount. Marketing and selling expenses during the three months ended July 30, 2017 and July 31, 2016 each included $7 million of share-based compensation expense. Marketing and selling expenses during the nine months ended July 30, 2017 and July 31, 2016 included $21 million and $20 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions)
General and administrative	$106	$103	$3	$316	$276	$40

G&A expenses in the third quarter of fiscal 2017 increased slightly compared to the same period in the prior year. G&A expenses increased in the first nine months of fiscal 2017 compared to the same period in the prior year primarily due to higher variable compensation and additional headcount.
G&A expenses during the three months ended July 30, 2017 and July 31, 2016 included $10 million and $9 million of share-based compensation expense, respectively. G&A expenses during the nine months ended July 30, 2017 and July 31, 2016 included $29 million and $28 million of share-based compensation expense, respectively.

Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions)
Interest expense	$59	$38	$21	$141	$117	$24
Interest and other income, net	$14	$6	$8	$28	$15	$13
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015, and March 2017. Interest expense in the third quarter and first nine months of fiscal 2017 increased compared to the same periods in fiscal 2016, primarily due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net in the third quarter and first nine months of fiscal 2017 increased compared to the same periods in fiscal 2016 primarily driven by higher interest income from investments. The increase in the third quarter of fiscal 2017 compared to the same period in the prior year was partially offset by the $5 million loss from redemption of $200 million in principal amount of senior unsecured notes recorded in the third quarter of fiscal 2017, while the increase in first nine months of fiscal 2017 compared to the same period in the prior year was partially offset by higher impairment of strategic investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2017	July 31, 2016	Change	July 30, 2017	July 31, 2016	Change

	(In millions, except percentages)
Provision for income taxes	$53	$59	$(6)	$205	$162	$43
Effective tax rate	5.4%	10.5%	(5.1) points	7.7%	12.7%	(5.0) points
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
The effective tax rate for the third quarter of fiscal 2017 was lower than the same period in the prior year primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income.
The effective tax rate for the first nine months of fiscal 2017 was lower than in the same period in the prior year primarily due to the recognition of previously unrecognized foreign tax credits, favorable resolutions to income tax liabilities for uncertain tax positions during the first nine months of fiscal 2017, unfavorable resolutions to income tax liabilities for uncertain tax positions during the first nine months of fiscal 2016, and changes in the geographical composition of income. These were partially offset by the reinstatement of the U.S. R&D tax credit during the first nine months of fiscal 2016 which was retroactive to its expiration in December of the prior year.

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
The market for Semiconductor Systems has been characterized by continued investment by semiconductor manufacturers. During the first nine months of fiscal 2017, memory manufacturers invested in technology upgrades and new capacity, both of which were driven by the transition from planar NAND to 3D NAND and overall increase in demand for memory. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2017	July 31, 2016	Change		July 30, 2017	July 31, 2016	Change

	(In millions, except percentages and ratios)
Net sales	$2,532	$1,786	$746	42%	7,086	4,746	$2,340	49%
Operating income	$874	$511	$363	71%	2,372	1,140	$1,232	108%
Operating margin	34.5%	28.6%		5.9 points	33.5%	24.0%		9.5 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Foundry	39%	37%	43%	34%
Dynamic random-access memory (DRAM)	15%	11%	17%	19%
Flash memory	38%	41%	32%	35%
Logic and other	8%	11%	8%	12%
	100%	100%	100%	100%
Net sales for the third quarter and first nine months of fiscal 2017 increased compared to the same periods in the prior year primarily due to higher spending from foundry and memory customers. Operating income and operating margin for the third quarter and first nine months of fiscal 2017 increased compared to the same periods in the prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. In the third quarter of fiscal 2017, three customers accounted for approximately 53 percent of this segment's total net sales, with one customer accounting for approximately 31 percent of this segment's total net sales.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended					Nine Months Ended
	July 30, 2017		July 31, 2016		Change	July 30, 2017		July 31, 2016		Change

	(In millions, except percentages)
Taiwan	$444	18%	$547	31%	(19)%	$2,096	30%	$1,218	26%	72%
Korea	$997	39%	$283	16%	252%	$2,254	32%	$840	18%	168%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2017	July 31, 2016	Change		July 30, 2017	July 31, 2016	Change

	(In millions, except percentages and ratios)
Net sales	$786	$657	$129	20%	$2,186	$1,896	$290	15%
Operating income	$213	$175	$38	22%	$585	$489	$96	20%
Operating margin	27.1%	26.6%		0.5 points	26.8%	25.8%		1.0 points

Net sales for the third quarter and first nine months of fiscal 2017 increased compared to the same periods in the prior year primarily due to higher customer spending for spares and services. Operating income and operating margin for the third quarter and first nine months of fiscal 2017 compared to the same periods in the prior year increased due to higher net sales. In the third quarter of fiscal 2017, one customer accounted for approximately 13 percent of this segment's total net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2017	July 31, 2016	Change		July 30, 2017	July 31, 2016	Change

	(In millions, except percentages and ratios)
Net sales	$410	$313	$97	31%	$1,223	754	$469	62%
Operating income	$91	$63	$28	44%	$290	142	$148	104%
Operating margin	22.2%	20.1%		2.1 points	23.7%	18.8%		4.9 points

Net sales for the third quarter of fiscal 2017 increased compared to prior year primarily due to higher customer investments in TV display manufacturing equipment, while net sales for the first nine months of fiscal 2017 increased compared to the same period in the prior year primarily due to higher customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for the third quarter and first nine months of fiscal 2017 increased compared to the same periods in the prior year, reflecting higher net sales, partially offset by increased RD&E spending. In the third quarter of fiscal 2017, three customers accounted for approximately 63 percent of this segment's total net sales, with one customer accounting for approximately 33 percent of this segment's total net sales.
The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Nine Months Ended
	July 30, 2017		July 31, 2016		Change	July 30, 2017		July 31, 2016		Change

	(In millions, except percentages)
China	$198	48%	$86	27%	130%	$700	57%	$326	43%	115%
Korea	$168	41%	$143	46%	17%	$376	31%	$265	35%	42%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	July 30, 2017	October 30, 2016

	(In millions)
Cash and cash equivalents	$5,278	$3,406
Short-term investments	1,953	343
Long-term investments	1,059	929
Total cash, cash-equivalents and investments	$8,290	$4,678
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 30, 2017	July 31, 2016

	(In millions)
Cash provided by operating activities	$2,910	$1,669
Cash used in investing activities	$(1,997)	$(436)
Cash provided by (used in) financing activities	$959	$(3,202)
Operating Activities
Cash from operating activities for the nine months ended July 30, 2017 was $2.9 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from the first nine months of fiscal 2016 to the first nine months of fiscal 2017 primarily due to higher net income and increases in customer deposits and deferred revenue, offset by a higher increase in inventory.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $360 million and $57 million of accounts receivable during the nine months ended July 30, 2017 and July 31, 2016, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the nine months ended July 30, 2017 or July 31, 2016.
Applied’s working capital was $8.4 billion at July 30, 2017 and $4.7 billion at October 30, 2016.

Days sales outstanding for the third quarter of fiscal 2017 was 55 days, a decrease compared to day sales outstanding of 60 days for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the decrease was primarily due to better revenue linearity and increase in factoring of accounts receivable.
Investing Activities
Applied used $2.0 billion of cash in investing activities during the nine months ended July 30, 2017. Purchases of investments, net of proceeds from sales and maturities of investments, totaled $1.7 billion and capital expenditures were $221 million during the nine months ended July 30, 2017.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the nine months ended July 30, 2017, Applied did not recognize any impairment of its fixed income securities. At July 30, 2017, gross unrealized losses related to Applied’s investment portfolio were not material.

Financing Activities
Applied generated $1.0 billion of cash from financing activities during the nine months ended July 30, 2017, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $2.2 billion, excess tax benefits from share-based compensation of $51 million and proceeds from common stock issuances of $47 million, partially offset by cash used for repurchases of common stock of $787 million, cash dividends to stockholders of $323 million and debt repayments of $205 million.
In June 2017, March 2017 and December 2016, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2020. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at July 30, 2017. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both July 30, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At July 30, 2017, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of July 30, 2017. The indentures governing these notes include covenants with which Applied was in compliance at July 30, 2017. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. The redemption price was $205 million, and after adjusting for the carrying value of the debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $200 million debt, which is included in interest and other income, net in the Consolidated Condensed Statement of Operations for the third quarter of fiscal 2017. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 30, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $67 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 30, 2017, Applied Materials, Inc. has provided parent guarantees to banks for approximately $140 million to cover these arrangements.
Others
During the nine months ended July 30, 2017, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at July 30, 2017 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of July 30, 2017, approximately $5.0 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. income tax if repatriated for U.S. operations. Applied intends to indefinitely reinvest approximately $4.0 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. income tax if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. income tax has been provided for in the financial statements.
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

Non-GAAP Adjusted Financial Results
Management uses non-GAAP adjusted financial measures to evaluate the Company’s operating and financial performance and for planning purposes, and as performance measures in its executive compensation program. Applied believes these measures enhance an overall understanding of our performance and investors’ ability to review the Company’s business from the same perspective as the Company’s management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance.

The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; certain other discrete adjustments and income tax items. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,700	$1,192	$4,745	$3,112
Certain items associated with acquisitions[1]	44	42	127	125
Inventory reversals related to restructuring[2]	—	(1)	—	(2)
Non-GAAP adjusted gross profit	$1,744	$1,233	$4,872	$3,235
Non-GAAP adjusted gross margin	46.6%	43.7%	46.1%	43.0%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,023	$596	$2,770	$1,375
Certain items associated with acquisitions[1]	49	47	142	141
Acquisition integration costs	1	2	3	2
Reversals related to restructuring, net[2]	—	(1)	—	(3)
Other gains, losses or charges, net	—	—	(3)	—
Non-GAAP adjusted operating income	$1,073	$644	$2,912	$1,515
Non-GAAP adjusted operating margin	28.7%	22.8%	27.6%	20.1%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$925	$505	$2,452	$1,111
Certain items associated with acquisitions[1]	49	47	142	141
Acquisition integration costs	1	2	3	2
Reversals related to restructuring, net[2]	—	(1)	—	(3)
Impairment (gain on sale) of strategic investments, net	(1)	—	4	(3)
Loss on early extinguishment of debt	5	—	5	5
Other gains, losses or charges, net	—	—	(3)	—
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items[3]	(46)	1	(68)	(12)
Income tax effect of non-GAAP adjustments[4]	(6)	(4)	(15)	(13)
Non-GAAP adjusted net income	$927	$550	$2,520	$1,228

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Results for the three and nine months ended July 31, 2016 included favorable adjustments associated with the cost reductions in the solar business.
3	Results for the three and nine months ended July 30, 2017 included the recognition of previously unrecognized foreign tax credits.
4	These amounts represent non-GAAP adjustments above multiplied by the effective tax rate within the jurisdictions that the adjustments affect.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.85	$0.46	$2.26	$0.99
Certain items associated with acquisitions	0.04	0.04	0.12	0.11
Reinstatement of federal R&D tax credit, resolution of prior years’ income tax filings and other tax items	(0.04)	—	(0.06)	(0.01)
Other gains, losses or charges, net	0.01	—	—	—
Non-GAAP adjusted earnings per diluted share	$0.86	$0.50	2.32	1.09
Weighted average number of diluted shares	1,083	1,093	1,087	1,123

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$874	$511	$2,372	$1,140
Certain items associated with acquisitions[1]	46	45	138	138
Non-GAAP adjusted operating income	$920	$556	$2,510	$1,278
Non-GAAP adjusted operating margin	36.3%	31.1%	35.4%	26.9%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$213	$175	$585	$489
Certain items associated with acquisitions[1]	1	1	1	1
Acquisition integration costs	1	—	3	—
Non-GAAP adjusted operating income	$215	$176	$589	$490
Non-GAAP adjusted operating margin	27.4%	26.8%	26.9%	25.8%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	91	63	290	142
Certain items associated with acquisitions[1]	2	—	2	—
Non-GAAP adjusted operating income	$93	$63	$292	$142
Non-GAAP adjusted operating margin	22.7%	20.1%	23.9%	18.8%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.8 billion at July 30, 2017. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at July 30, 2017, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $23 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At July 30, 2017, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $603 million at July 30, 2017.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2017, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied has product development, engineering, manufacturing, sales and other operations in many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the third quarter of fiscal 2017, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at July 30, 2017, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition. As of July 30, 2017, Applied intends to indefinitely reinvest approximately $4.0 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of July 30, 2017 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(May 1, 2017 to May 28, 2017)	1.0	$43.45	$44	1.0	$1,326
Month #2
(May 29, 2017 to June 25, 2017)	3.2	$44.97	144	3.2	$1,182
Month #3
(June 26, 2017 to July 30, 2017)	4.3	$44.07	187	4.3	$995
Total	8.5	$44.34	$375	8.5

*	On June 9, 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ ROBERT J. HALLIDAY
Robert J. Halliday Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 24, 2017

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 24, 2017