Form 10-K
period 2017-10-29
APPLIED MATERIALS INC /DE
filed 2017-12-15
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 2017, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $43,552,849,133
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 8, 2017: 1,056,340,714
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve a number of risks and uncertainties.
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

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 29, 2017

PART I

Item 1:	Business
Incorporated in 1967, Applied Materials, Inc. (Applied) is a Delaware corporation. A global company with a broad set of capabilities in materials engineering, Applied provides manufacturing equipment, services and software to the semiconductor, display and related industries. With its diverse technology capabilities, Applied delivers products and services that improve device performance, yield and cost. Applied’s customers include manufacturers of semiconductor chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Applied’s fiscal year ends on the last Sunday in October.
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
Net sales by reportable segment for the past three fiscal years were as follows:

	2017		2016		2015

	(In millions, except percentages)
Semiconductor Systems	$9,517	65%	$6,873	64%	$6,135	64%
Applied Global Services	3,017	21%	2,589	24%	2,447	25%
Display and Adjacent Markets	1,900	13%	1,206	11%	944	10%
Corporate and Other	103	1%	157	1%	133	1%
Total	$14,537	100%	$10,825	100%	$9,659	100%

Semiconductor Systems
Applied’s Semiconductor Systems segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment includes semiconductor capital equipment used for many steps of the chip making process including the transfer of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. Applied’s patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Applied’s transistor and interconnect products and technologies enable continued device scaling of 3D transistors. Applied’s metrology, inspection and review systems’ imaging capabilities and algorithms employ optical and e-beam technologies to meet the most advanced technical demands, such as self-aligned double and quad patterning, extreme ultraviolet layers, measurement-intensive optimal proximity correction mask qualification, and emerging 3D architectures. Applied’s packaging technologies address challenges resulting from the increasing integration of multiple IC dies in a single package. Applied delivers leading-edge capabilities that enable chipmakers to establish accurate statistical process control, ramp up production runs rapidly, and achieve consistently high production yields. The majority of Applied’s new equipment sales are to leading integrated device manufacturers and foundries worldwide.

Technologies	Product(s)
Epitaxy
Epitaxy (or epi) is a technique for growing silicon (e.g. silicon with another element) as a uniform crystalline structure on a wafer to form high quality material for the device circuity. Epi technology is used in device transistors to enhance chip speed.
Centura RP Epi
Ion Implant
Ion implantation is a key technology for forming transistors and is used many times during chip fabrication. During ion implantation, wafers are bombarded by a beam of electrically-charged ions, called dopants, which can change the electrical properties of the exposed semiconductor material.
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
Vantage Systems
Physical Vapor Deposition (PVD) PVD is used to deposit high quality metal films. Applications include metal gate, silicides, contact liner/barrier, interconnect copper barrier seed and metal hard mask.	Endura Systems
Chemical Vapor Deposition (CVD)
CVD is used to deposit dielectric and metal films on a wafer. During the CVD process, gases that contain atoms of the material to be deposited react on the wafer surface, forming a thin film of solid material.
Endura, Centura and Producer Systems
Chemical Mechanical Planarization (CMP)
CMP is used to planarize a wafer surface, a process that allows subsequent photolithography patterning and material deposition steps to occur with greater accuracy, resulting in more uniform film layers with minimal thickness variations.
Reflexion Systems
Electrochemical Deposition (ECD) ECD is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object.	Raider and Nokota Platforms
Atomic Layer Deposition (ALD) ALD technology enables ultra thin film growth of either a conducting or insulating material with uniform coverage in nanometer-sized structures.	Olympia System
Etch
Etching is used many times throughout the IC manufacturing process to selectively remove material from the surface of a wafer. Applied offers systems for etching dielectric, metal, and silicon films to meet the requirements of advanced processing.
Centris and Producer Systems
Selective Removal Selective removal is a new etch technology intended to remove a material of a particular composition without damaging materials of different composition that coexist on the wafer.	Producer Systems
Metrology and Inspection
Metrology and inspection tools are used to locate, measure, and analyze defects and features on the wafer during various stages of the fabrication processes. Applied enables customers to characterize and control critical dimension (CD) and defect issues, especially at advanced generation technology nodes.
SEMVision G6 Defect Analysis PROVision eBeam Inspection UVision 7 Inspection VeritySEM 5i Metrology Aera4 Mask Inspection

Applied Global Services
The Applied Global Services (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system with 90 locations and trained service engineers located in close proximity to customer sites in more than a dozen countries to support approximately 38,000 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

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

Display and Adjacent Markets
The Display and Adjacent Markets segment is comprised of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, personal computers (PCs), electronic tablets, smart phones, and other consumer-oriented devices as well as equipment for processing flexible substrates. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display and Adjacent Markets industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high resolution displays for mobile devices as well as new form factors, including thin, light and curved displays, and new applications such as virtual reality. The Display and Adjacent Markets segment offers a variety of technologies and products, including:

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
Chemical Vapor Deposition (CVD)
During CVD processing, gases containing atoms or molecules are introduced into the process chamber. The gases form reactive radicals or ions, which undergo chemical reactions to form thin films on the heated substrate.
AKT PECVD Systems
Physical Vapor Deposition (PVD)
PVD is used to deposit high quality films of metals, alloys, transparent conductors and semiconductors.  In Display, these films are used for contact, interconnect, transparent electrodes and transistor materials in TFT-LCD and OLED display backplanes, as well as for transparent electrodes in color filters and touch panels.
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
Backlog by reportable segment as of October 29, 2017 and October 30, 2016 was as follows:

	2017		2016

	(In millions, except percentages)
Semiconductor Systems	$2,991	49%	$2,098	45%
Applied Global Services	1,130	19%	866	19%
Display and Adjacent Markets	1,847	31%	1,539	34%
Corporate and Other	63	1%	75	2%
Total	$6,031	100%	$4,578	100%
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
Applied’s investments in RD&E for product development and engineering programs over the last three fiscal years were as follows: $1.8 billion (12 percent of net sales) in fiscal 2017, $1.5 billion (14 percent of net sales) in fiscal 2016, and $1.5 billion (15 percent of net sales) in fiscal 2015. Applied has spent an average of 15 percent of net sales in RD&E over the last five years. In addition to RD&E for specific product technologies, Applied maintains ongoing programs for automation control systems, materials research, environmental control and product ideation.

Marketing and Sales
Net sales by geographic region for the past three fiscal years, determined by the location of customers’ facilities to which products were shipped, were as follows:

	2017		2016		2015

	(In millions, except percentages)
Korea	$4,052	28%	$1,883	17%	$1,654	17%
Taiwan	3,291	23%	2,843	26%	2,600	27%
China	2,746	19%	2,259	21%	1,623	17%
Japan	1,518	10%	1,279	12%	1,078	11%
Southeast Asia	640	4%	803	7%	432	4%
Asia Pacific	12,247	84%	9,067	83%	7,387	76%
United States	1,474	10%	1,143	11%	1,630	17%
Europe	816	6%	615	6%	642	7%
Total	$14,537	100%	$10,825	100%	$9,659	100%

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
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 15 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments.

	2017	2016	2015
Samsung Electronics Co., Ltd.	23%	13%	18%
Taiwan Semiconductor Manufacturing Company Limited	15%	16%	15%
Micron Technology, Inc.	*	11%	*
Intel Corporation	*	11%	*
______________________________
* Less than 10%

Competition
The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to commercialize its technology in a timely manner, continually improve its products, and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity, cost-effectiveness and the ability to support a global customer base. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete in a single region, which may benefit from policies and regulations that favor domestic companies, to global, diversified companies. Applied’s ability to compete requires a high level of investment in RD&E, marketing and sales, and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.
The competitive environment for each segment is described below.
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and new end-market drivers such as artificial intelligence, augmented and virtual reality and smart vehicles are also creating new opportunities for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of technologically-differentiated products that must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, which has experienced increasing consolidation. Some of these competitors offer a single product line and others offer multiple product lines, and range from suppliers serving a single region to global, diversified companies.
Products and services within the Applied Global Services segment complement Semiconductor Systems and Display and Adjacent Markets segments’ products in markets that are characterized by demanding worldwide service requirements and a diverse group of numerous competitors. To compete effectively, Applied offers products and services to improve tool performance, lower overall cost of ownership, and increase yields and productivity of customers’ fab operations. Significant competitive factors include productivity, cost-effectiveness, and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered.
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

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 11,900 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
Employees
At October 29, 2017, Applied employed approximately 18,400 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees.

Executive Officers of the Registrant
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Ginetto Addiego(2)	Senior Vice President, Engineering, Operations and Quality
Daniel J. Durn(3)	Senior Vice President, Chief Financial Officer
Steve Ghanayem(4)	Senior Vice President, New Markets and Alliances Group
Thomas F. Larkins(5)	Senior Vice President, General Counsel and Corporate Secretary
Omkaram Nalamasu(6)	Senior Vice President, Chief Technology Officer
Prabu Raja(7)	Senior Vice President, Semiconductor Products Group
Ali Salehpour(8)	Senior Vice President, General Manager, Services, Display and Flexible Technologies
Charles Read(9)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)
Mr. Dickerson, age 60, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.

(2)
Dr. Addiego, age 58, has been Senior Vice President, Engineering, Operations and Quality since June 2015. He served as Senior Vice President, Engineering from March 2014 to June 2015. He previously was with Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Facilities and Real Estate, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a public company listed on NASDAQ and a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President of Corporate Global Operations including Central Engineering, Facilities and Real Estate, Human Resources, Information Technology and as a Chief Administrative Officer.

(3)
Mr. Durn, age 51, has been Senior Vice President and Chief Financial Officer of Applied since August 2017. Previously, Mr. Durn was Executive Vice President and Chief Financial Officer of NXP Semiconductors N.V., a semiconductor manufacturer (NXP), from December 2015 to August 2017. Mr. Durn served as Senior Vice President of Finance and Chief Financial Officer of Freescale Semiconductor, Inc., from June 2014 until its merger with NXP in December 2015. Prior to Freescale, Mr. Durn was Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a semiconductor foundry, which he joined in December 2011.

(4)
Mr. Ghanayem, age 52, has been Senior Vice President, New Markets and Alliances Group of Applied since November 2017.  He has served in various senior management, product development and operational roles since joining Applied in 1989, including Group Vice President and General Manager of the Transistor and Interconnect Group.

(5)
Mr. Larkins, age 56, has been Senior Vice President, General Counsel and Corporate Secretary of Applied since November 2012. Previously, Mr. Larkins was employed by Honeywell International Inc., a diversified global technology and manufacturing company, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.

(6)
Dr. Nalamasu, age 59, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

(7)
Mr. Raja, age 55, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017.  He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.

(8)
Mr. Salehpour, age 56, has been Senior Vice President, General Manager, Services, Display and Flexible Technologies since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager and worked for 10 years in senior management positions at Schlumberger Test Systems.

(9)
Mr. Read, age 51, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
As a supplier to the global semiconductor and display and related industries, Applied is subject to variable industry conditions, as demand for manufacturing equipment and services can change depending on several factors, including the nature and timing of technology inflections and advances in fabrication processes, the timing and requirements of new and emerging technologies and market drivers, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, consumer buying patterns and general economic conditions. Applied’s industries historically have been cyclical, and are subject to volatility and sudden changes in customer requirements for new manufacturing capacity and advanced technology. These changes can affect the timing and amounts of customer investments in technology and manufacturing equipment, and can have a significant impact on Applied’s net sales, operating expenses, gross margins and net income. The amount and mix of capital equipment spending between different products and technologies can have a significant impact on the Company’s results of operations.
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
The global semiconductor, display and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and the profitability of Applied’s products, including:

•
the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and on demand for Applied’s products;

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
The largest proportion of Applied’s consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s semiconductor equipment and service products, including:

•	the increasing frequency and complexity of technology transitions and inflections, and Applied’s ability to timely and effectively anticipate and adapt to these changes;

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

•	competitive factors that make it difficult to enhance position, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	consolidation in the semiconductor industry, including among semiconductor manufacturers and among manufacturing equipment suppliers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied’s foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	investment in semiconductor manufacturing capabilities in China, which may be affected by changes in economic conditions and governmental policies in China; and

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
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s display products, including:

•	the importance of new types of display technologies, such as organic light-emitting diode (OLED), low temperature polysilicon (LTPS), flexible displays and metal oxide, and new touch panel films;

•	the increasing cost of research and development, and complexity of technology transitions and inflections, and Applied’s ability to timely and effectively anticipate and adapt to these changes;

•	the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions and governmental policies in China;

•	the importance of increasing market positions in products and technologies with growing demand;

•
the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and

•
the variability in demand for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.

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
Applied operates in a highly competitive environment in which innovation is critical, and its future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of its equipment, services and related products, and its ability to increase its position in its current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment, and that may require greater collaboration with customers and other industry participants, have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and lower profits. To compete successfully, Applied must:

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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2017, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

•	uncertain global economic and political business conditions and demands;

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

•	global trade issues, including the ability to obtain required import and export licenses, trade sanctions, tariffs, and international trade disputes;

•	ineffective or inadequate legal protection of intellectual property rights in certain countries;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity, energy and shipping costs or shipping delays;

•
geographically diverse operations and projects, and our ability to maintain appropriate business processes, procedures and internal controls, and comply with environmental, health and safety, anti-corruption and other regulatory requirements;

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

•	the need to provide sufficient levels of technical support in different locations around the world;

•	performance of third party providers of outsourced functions, including certain engineering, software development, manufacturing, information technology and other activities;

•
political instability, natural disasters, pandemics, social unrest, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;

•	challenges in hiring and integration of an increasing number of workers in new countries;

•	the increasing need for a mobile workforce to work in or travel to different regions; and

•	uncertainties with respect to economic growth rates in various countries, including for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at October 29, 2017, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect Applied’s ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, including components and subassemblies, from suppliers, including contract manufacturers. The inability to timely obtain sufficient quantities of parts can have an adverse impact on Applied’s manufacturing operations and ability to meet customer demand for equipment, spares and services. Some key parts are subject to long lead-times or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Variable industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. These conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	shipment delays due to transportation interruptions or capacity constraints;

•	information technology or infrastructure failures; and

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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate employees with key skills and experience. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing global competition for talent, the availability of qualified employees, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. The loss or retirement of employees present particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.

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
The failure to successfully implement enterprise resource planning and other information systems changes could adversely impact Applied’s business and results of operations.
Applied is in the process of implementing new enterprise resource planning and related information systems in order to better manage its business operations, align its global organizations and enable future growth. This implementation requires the commitment of significant personnel and financial resources, and entails risks to Applied’s business operations. If Applied does not successfully implement new enterprise resource planning and related information systems, or if there are delays or difficulties in implementing these systems, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, such as its ability to track orders, timely manufacture and ship products, project inventory requirements, effectively manage its supply chain and allocate human resources, aggregate financial data and report operating results, and otherwise effectively manage its business, all of which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect Applied’s business, financial condition and results of operations.

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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in: (1) applicable tax laws; (2) amount and composition of pre-tax income in jurisdictions with differing tax rates; (3) plans to indefinitely reinvest certain funds held outside of the U.S.; and (4) valuation of deferred tax assets and liabilities. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition. As of October 29, 2017, Applied intends to indefinitely reinvest approximately $4.5 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated. Income tax legislation in the U.S., the “Tax Cuts and Jobs Act”, could possibly be enacted during the first quarter of fiscal 2018, which could impact Applied’s provision for income taxes, effective tax rate, results of operations and financial condition.  For example, under legislative proposals requiring mandatory repatriation that are being considered, Applied would need to accrue U.S. taxes on previously unrepatriated earnings.
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
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel regulations, privacy, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations could result in fines, criminal sanctions, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	3,964	1,652	5,616
Leased	845	1,153	1,998
Total	4,809	2,805	7,614
Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. The Company’s headquarters offices are in Santa Clara, California. Products in Semiconductor Systems are manufactured in Santa Clara, California; Austin, Texas; Gloucester, Massachusetts; Kalispell, Montana; Rehovot, Israel; and Singapore. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display and Adjacent Markets segment are manufactured in Alzenau, Germany; and Tainan, Taiwan. Other products are manufactured in Treviso, Italy.
Applied also owns and leases offices, plants and warehouse locations in many locations throughout the world, including in Europe, Japan, North America (principally the United States), Israel, China, India, Korea, Southeast Asia and Taiwan. These facilities are principally used for manufacturing; research, development and engineering; and marketing, sales and customer support.
Applied also owns a total of approximately 269 acres of buildable land in Montana, Texas, California, Israel and Italy that could accommodate additional building space.
Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:	Legal Proceedings
The information set forth under “Legal Matters” in Note 14 of Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4:	Mine Safety Disclosures
None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth the high and low closing sale prices for the periods presented as reported on the NASDAQ Global Select Market.

	Price Range
	High	Low
Fiscal 2017
First quarter	$35.04	$28.18
Second quarter	$41.33	$34.25
Third quarter	$47.45	$41.01
Fourth quarter	$56.69	$42.03
Fiscal 2016
First quarter	$19.26	$16.08
Second quarter	$21.56	$15.64
Third quarter	$26.90	$19.61
Fourth quarter	$30.57	$25.97
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 8, 2017, there were 2,898 registered holders of Applied common stock.

Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 28, 2012 through October 29, 2017. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 28, 2012 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index
and the RDG Semiconductor Composite Index

*Assumes $100 invested on 10/28/12 in stock or 10/31/12 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2017 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/28/2012	10/27/2013	10/26/2014	10/25/2015	10/30/2016	10/29/2017
Applied Materials	100.00	171.03	207.01	165.34	293.64	586.91
S&P 500 Index	100.00	127.18	149.14	156.89	163.97	202.72
RDG Semiconductor Composite Index	100.00	131.94	167.25	160.80	193.36	288.96
Dividends
During each of fiscal 2017, 2016 and 2015, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.

Issuer Purchases of Equity Securities
The following table provides information as of October 29, 2017 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2017 pursuant to publicly-announced stock repurchase programs approved by the Board of Directors in June 2016 and in September 2017, which authorized up to an aggregate of $5.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(July 31, 2017 to August 27, 2017)	1	$43.68	$58	1	$937
Month #2
(August 28, 2017 to September 24, 2017)	3	$45.80	139	3	$798
Month #3
(September 25, 2017 to October 29, 2017)	4	$52.96	188	4	$3,610
Total	8	$48.65	$385	8

Item 6:	Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2017	2016	2015	2014	2013

	(In millions, except percentages and per share amounts)
Net sales	$14,537	$10,825	$9,659	$9,072	$7,509
Gross profit	$6,532	$4,511	$3,952	$3,843	$2,991
Gross margin	44.9%	41.7%	40.9%	42.4%	39.8%
Research, development and engineering	$1,774	$1,540	$1,451	$1,428	$1,320
Operating income	$3,868	$2,152	$1,693	$1,520	$432
Operating margin	26.6%	19.9%	17.5%	16.8%	5.8%
Income before income taxes	$3,731	$2,013	$1,598	$1,448	$350
Net income	$3,434	$1,721	$1,377	$1,072	$256
Earnings per diluted share	$3.17	$1.54	$1.12	$0.87	$0.21
Long-term debt	$5,304	$3,143	$3,342	$1,947	$1,946
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.39
Total assets	$19,419	$14,588	$15,308	$13,174	$12,043

(1)	Each fiscal year ended on the last Sunday in October. Fiscal 2017, 2015, 2014, and 2013 each contained 52 weeks, and fiscal 2016 contained 53 weeks.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Applied provides manufacturing equipment, services and software to the semiconductor, display, and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in advanced electronic components. Each of Applied’s businesses is subject to variable industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, and other electronic devices, as well as other factors, such as global economic and market conditions, and the nature and timing of technological advances in fabrication processes.
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
Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. Spending by semiconductor customers, which include companies that operate in the foundry, memory and logic markets, is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and new end-market drivers such as artificial intelligence, augmented and virtual reality and smart vehicles are also creating new opportunities for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Demand for display manufacturing equipment spending depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next generation mobile devices, and investments in new types of display technologies. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next generation production schedules, and the timing of capacity expansion to meet end market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.

Applied’s strategic priorities include developing products that help solve customers’ challenges at technology inflections; expanding its served market opportunities in the semiconductor and display industries; and growing its services business. Applied’s long-term growth strategy requires continued development of new materials engineering capabilities, including products and platforms that enable expansion into new and adjacent markets. Applied’s significant investments in research, development and engineering must generally enable it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. Applied works closely with its global customers to design systems and processes that meet their planned technical and production requirements.
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions, except per share amounts and percentages)
Net sales	$14,537	$10,825	$9,659	$3,712	$1,166
Gross margin	44.9%	41.7%	40.9%	3.2 points	0.8 points
Operating income	$3,868	$2,152	$1,693	$1,716	$459
Operating margin	26.6%	19.9%	17.5%	6.7 points	2.4 points
Net income	$3,434	$1,721	$1,377	$1,713	$344
Earnings per diluted share	$3.17	$1.54	$1.12	$1.63	$0.42

Fiscal 2017 and 2015 contained 52 weeks, and fiscal 2016 contained 53 weeks.
Fiscal 2017 reflected healthy investment in semiconductor manufacturing equipment and services, as memory manufacturers invested in technology upgrades and new capacity, driven by the transition from planar NAND to 3D NAND, and an overall increase in demand for memory for high performance storage in data centers and increasing smartphone content. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips and high performance computing. Display equipment spending reflected continued investment in new technology and manufacturing equipment as customers prepare for broad adoption of OLED for mobile applications, as well as investments in new equipment to manufacture larger TVs.
In fiscal 2018, Applied expects these trends to continue to drive demand for the semiconductor industry, and in turn for the Semiconductor Systems segment. Applied also expects healthy spending in semiconductor spares and services, and increased spending for display manufacturing equipment in fiscal 2018.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

							Change
	2017		2016		2015		2017 over 2016	2016 over 2015

	(In millions, except percentages)
Semiconductor Systems	$9,517	65%	$6,873	64%	$6,135	64%	38%	12%
Applied Global Services	3,017	21%	2,589	24%	2,447	25%	17%	6%
Display and Adjacent Markets	1,900	13%	1,206	11%	944	10%	58%	28%
Corporate and Other	103	1%	157	1%	133	1%	(34)%	18%
Total	$14,537	100%	$10,825	100%	$9,659	100%	34%	12%

Net sales in fiscal 2017 compared to fiscal 2016 increased primarily due to increased customer investments in all segments, with majority of the increases resulting from investments in semiconductor equipment. The Semiconductor Systems segment increased slightly in relative share of total net sales in fiscal 2017 compared to fiscal 2016, and continued to represent the largest contributor of net sales.
Net sales in fiscal 2016 compared to fiscal 2015 increased primarily due to increased customer investments in semiconductor and display equipment.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2017		2016		2015		2017 over 2016	2016 over 2015

	(In millions, except percentages)
Korea	$4,052	28%	$1,883	17%	$1,654	17%	115%	14%
Taiwan	$3,291	23%	$2,843	26%	$2,600	27%	16%	9%
China	2,746	19%	2,259	21%	1,623	17%	22%	39%
Japan	1,518	10%	1,279	12%	1,078	11%	19%	19%
Southeast Asia	640	4%	803	7%	432	4%	(20)%	86%
Asia Pacific	12,247	84%	9,067	83%	7,387	76%	35%	23%
United States	1,474	10%	1,143	11%	1,630	17%	29%	(30)%
Europe	816	6%	615	6%	642	7%	33%	(4)%
Total	$14,537	100%	$10,825	100%	$9,659	100%	34%	12%
The changes in net sales from customers in all regions for fiscal 2017 compared to fiscal 2016 primarily reflected increased investments in semiconductor equipment and changes in semiconductor equipment customer mix. In addition, the increase in net sales from customers in China also reflected increased investments from display manufacturing equipment customers.
The changes in net sales in all regions for fiscal 2016 compared to fiscal 2015 reflected increased spending on semiconductor equipment and changes in customer mix for semiconductor equipment. The changes in net sales in Korea, Japan and China also reflected changes in customer mix for display equipment.

Gross Margin
Gross margins for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

Gross margin	44.9%	41.7%	40.9%	3.2 points	0.8 points
Gross margin in fiscal 2017 increased compared to fiscal 2016, primarily due to higher net sales, favorable product mix and materials cost savings. Gross margin in fiscal 2016 increased compared to fiscal 2015 primarily due to higher net sales, partially offset by unfavorable changes in product mix.
Gross margin during fiscal 2017, 2016 and 2015 included $69 million, $62 million and $57 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions)
Research, development and engineering	$1,774	$1,540	$1,451	$234	$89
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
In fiscal 2017, Applied increased its RD&E investments across Semiconductor Systems and Display and Adjacent Markets, including etch, e-beam inspection and other materials engineering solutions to improve chip performance and enable advanced displays. Applied’s investments in etch were focused on supporting the adoption of extreme selectivity and precision etch technology for enabling continued scaling of 3D logic and memory chips. The investment in e-beam inspection was in support of strengthening our e-beam portfolio, which helps achieve higher yields at advanced nodes by detecting the most challenging defects and monitoring and controlling process marginality. Applied also invested in materials engineering solutions to support patterning applications as well as to improve transistor performance and device power efficiency. In Display and Adjacent Markets, RD&E investments were focused on expanding the company’s market opportunity with new display technologies.
RD&E expenses increased in fiscal 2017 compared to the prior year and also in fiscal 2016 compared to fiscal 2015, primarily due to additional headcount and increased research and development spending in Semiconductor Systems and Display and Adjacent Market segments. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expense during fiscal 2017, 2016 and 2015 included $83 million, $76 million and $69 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions)
Marketing and selling	$456	$429	$428	$27	$1
Marketing and selling expenses increased in fiscal 2017 compared to fiscal 2016, primarily due to additional headcount, partially offset by the reduction in bad debt provision recorded during fiscal 2017. Marketing and selling expenses remained relatively flat in fiscal 2016 compared to fiscal 2015.
Marketing and selling expenses for fiscal years 2017, 2016 and 2015 included $28 million, $26 million and $26 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative expenses for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions)
General and administrative	$434	$390	$469	$44	$(79)
General and administrative (G&A) expenses in fiscal 2017 increased compared to fiscal 2016, primarily due to higher variable compensation and additional headcount. G&A expenses for fiscal 2016 decreased compared to fiscal 2015. G&A expenses were higher in fiscal 2015 primarily due to acquisition-related and integration costs related to the terminated business combination with Tokyo Electron Limited (TEL), impact of foreign currency exchange loss as a result of functional currency correction, and restructuring charges, all recorded during fiscal 2015.
G&A expenses during fiscal 2017, 2016 and 2015 included $40 million, $37 million and $35 million, respectively, of share-based compensation expense.
Loss (Gain) on Derivatives Associated with Terminated Business Combination
During fiscal 2015, Applied recorded a gain on derivatives associated with the terminated business combination with TEL which resulted from exchange rate fluctuations and the sale of derivative contracts in fiscal 2015. For further details, see Note 5 of Notes to Consolidated Financial Statements.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions)
Interest expense	$198	$155	$103	$43	$52
Interest and other income, net	$61	$16	$8	$45	$8
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015, and March 2017. Interest expense in fiscal 2017 increased compared to fiscal 2016, primarily due to the issuance of senior unsecured notes in March 2017. Interest expense for fiscal 2016 increased compared to fiscal 2015 due to the issuance of senior unsecured notes in September 2015.
Interest and other income, net primarily includes interest earned on cash and investments, realized gains or losses on sales of securities and impairment of strategic investments. Interest and other income, net in fiscal 2017 increased compared to the prior year primarily due to higher interest income from investments, partially offset by higher impairment of strategic investments in fiscal 2017.
Interest and other income, net in fiscal 2016 increased compared to fiscal 2015 primarily due to higher interest income from investments, partially offset by a $5 million loss from prepayment of $400 million debt.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016	2016 over 2015

	(In millions, except percentages)
Provision for income taxes	$297	$292	$221	$5	$71
Effective income tax rate	8.0%	14.5%	13.8%	(6.5) points	0.7 points
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
Applied’s effective tax rates for fiscal 2017, 2016 and 2015 were 8.0%, 14.5% and 13.8%, respectively. The effective tax rate for fiscal 2017 was lower than the prior year primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income. In addition, the effective tax rate in fiscal 2016 included unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions as well as the reinstatement of the U.S. federal R&D tax credit retroactive to its expiration in December of 2015, neither of which reoccurred in fiscal 2017.
The effective tax rate for fiscal 2016 was higher than fiscal 2015 primarily due to resolutions and changes related to income tax liabilities for uncertain tax positions, partially offset by changes in the geographical composition of income. The effective tax rate for fiscal 2015 included an adjustment to decrease provision for income taxes of $28 million primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. The impact of the adjustment to fiscal 2015 was determined to be immaterial on the originating periods and fiscal 2015.

Segment Information
Applied reports financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Financial Statements.
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
Semiconductor Systems Segment
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Semiconductor industry spending on capital equipment is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products, and the nature and timing of technological advances in fabrication processes, and as a result is subject to variable industry conditions. Development efforts are focused on solving customers’ key technical challenges in transistor, interconnect, patterning and packaging performance as devices scale to advanced technology nodes.
During fiscal 2017, the market for Semiconductor Systems products and technologies was characterized by continued healthy investment by semiconductor manufacturers. Memory manufacturers invested in technology upgrades and new capacity, driven by the transition from planar NAND to 3D NAND, and an overall increase in demand for memory for high performance storage in data centers and increasing smartphone content. Foundry customers also invested in technology upgrades and new capacity to meet demand for advanced mobile chips.
Certain significant measures for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015

	(In millions, except percentages and ratios)
Net sales	9,517	6,873	6,135	2,644	38%	738	12%
Operating income	3,173	1,807	1,410	1,366	76%	397	28%
Operating margin	33.3%	26.3%	23.0%		7.0 points		3.3 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2017	2016	2015

Foundry	41%	40%	39%
Dynamic random-access memory (DRAM)	16%	16%	27%
Flash memory	34%	31%	21%
Logic and other	9%	13%	13%
	100%	100%	100%
Net sales for fiscal 2017 increased compared to fiscal 2016 primarily due to higher spending from foundry and memory customers. Operating income and operating margin for fiscal 2017 increased compared to prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. Two customers represented at least 10 percent of this segment’s net sales, and together they accounted for approximately 47 percent of this segment’s net sales for fiscal 2017.
Net sales for fiscal 2016 increased compared to fiscal 2015 also primarily due to higher spending from foundry and memory customers. The increase in the operating income and operating margin for fiscal 2016 compared to fiscal 2015 primarily reflected higher net sales.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of past three fiscal years:

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015

	(In millions, except percentages)
Korea	$2,962	$1,177	$1,274	$1,785	152%	$(97)	(8)%
Taiwan	$2,638	$2,165	$1,982	$473	22%	$183	9%
In fiscal 2017, 2016 and 2015, customers in Korea accounted for 31 percent, 17 percent, and 21 percent, of the Semiconductor Systems segment’s net sales. Customers in Taiwan accounted for 28 percent, 32 percent and 32 percent of total net sales for Semiconductor Systems in fiscal 2017, 2016 and 2015, respectively. The increase in net sales in fiscal 2017 compared to fiscal 2016 from customers in Korea and Taiwan primarily reflected increased investments from memory and foundry customers. The increase in net sales in fiscal 2016 compared to fiscal 2015 from customers in Taiwan primarily reflected increased investments from foundry customers, while the decrease in net sales from customers in Korea reflected decreased investments from memory customers.
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
Demand for Applied Global Services’ service solutions are driven by Applied’s large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affected Applied Global Services’ sales of spares and services during fiscal 2017 were characterized by increases in semiconductor manufacturers’ wafer starts and continued strong utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and the company’s ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015

	(In millions, except percentages and ratios)
Net sales	3,017	2,589	2,447	428	17%	142	6%
Operating income	817	682	630	135	20%	52	8%
Operating margin	27.1%	26.3%	25.7%		0.8 points		0.6 points
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.
Net sales for fiscal 2017 increased compared fiscal 2016 primarily due to higher customer spending for spares and services. One customer accounted for more than 10 percent of this segment’s net sales for fiscal 2017. Net sales for fiscal 2016 slightly increased compared to fiscal 2015 primarily due to higher demand and spending on spares and services, partially offset by lower investments in 200mm equipment systems.
Operating income and operating margin for fiscal 2017 and 2016 increased compared to the prior year, reflecting higher net sales partially offset by increased headcount to support business growth.

Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, personal computers, electronic tablets, smart phones, and other consumer-oriented devices, equipment upgrades and flexible coating systems. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale TVs; emerging technologies such as OLED, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next generation mobile devices.
During fiscal 2017, display equipment spending reflected continued investment in new technology and manufacturing equipment for OLED in mobile applications, as well as investments in new equipment to manufacture larger TVs. The market environment for Applied’s Display and Adjacent Markets segment is expected to continue to be characterized by healthy demand for manufacturing equipment for high-end mobile devices and TV manufacturing equipment, although these markets remain susceptible to cyclical conditions. Uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015

	(In millions, except percentages and ratios)
Net sales	1,900	1,206	944	694	58%	262	28%
Operating income	502	245	191	257	105%	54	28%
Operating margin	26.4%	20.3%	20.2%		6.1 points		0.1 points
Net sales for fiscal 2017 increased compared to prior year primarily due to higher customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for fiscal 2017 increased compared to the prior year, reflecting higher net sales and favorable product mix, partially offset by increased RD&E spending. Two customers, that represented at least 10 percent of this segment’s net sales, accounted for approximately 56 percent of net sales for this segment in fiscal 2017, with one customer accounting for approximately 32 percent of net sales.
Net sales for fiscal 2016 increased compared to fiscal 2015 primarily due to higher customer investments in mobile display manufacturing equipment, partially offset by lower customer spending in TV manufacturing equipment. Operating income increased while operating margin remained essentially flat for fiscal 2016 compared to fiscal 2015, reflecting unfavorable product mix and higher research and new product development costs.
The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

				Change
	2017	2016	2015	2017 over 2016		2016 over 2015

	(In millions, except percentages)
China	$961	$449	$624	$512	114%	$(175)	(28)%
Korea	$750	$492	$163	$258	52%	$329	202%

In fiscal 2017, 2016 and 2015, customers in China accounted for 51 percent, 37 percent and 66 percent, respectively, of the Display and Adjacent Markets segment’s total net sales. Customers in Korea accounted for 39 percent, 41 percent and 17 percent of total net sales for the Display and Adjacent Markets segment in fiscal 2017, 2016 and 2015, respectively. The increase in net sales from customers in China in fiscal 2017 compared to fiscal 2016, reflected higher customer investments in TV and mobile display manufacturing equipment, while the decrease in fiscal 2016 compared to fiscal 2015, reflected lower customer investments in TV manufacturing equipment. The increases in net sales from customers in Korea in fiscal 2017 and 2016 compared to the prior year were primarily related to higher investments in mobile display manufacturing equipment.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 29, 2017	October 30, 2016

	(In millions)
Cash and cash equivalents	$5,010	$3,406
Short-term investments	2,266	343
Long-term investments	1,143	929
Total cash, cash-equivalents and investments	$8,419	$4,678
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2017	2016	2015

	(In millions)
Cash provided by operating activities	$3,609	$2,466	$1,163
Cash used in investing activities	$(2,526)	$(425)	$(281)
Cash provided by (used in) financing activities	$521	$(3,432)	$913
Operating Activities
Cash from operating activities for fiscal 2017 was $3.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from fiscal 2016 to fiscal 2017 primarily due to higher net income, offset by a smaller increase in customer deposits and a greater increase in inventory in fiscal 2017. The primary drivers of the increase in cash from operating activities from fiscal 2015 to fiscal 2016 included higher net income and increases in customer deposits, deferred revenue, accounts payable and accrued expenses, partially offset by higher increases in accounts receivable.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $746 million and $75 million of accounts receivable during fiscal 2017 and 2016, respectively. Applied did not sell accounts receivable during fiscal 2015. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during any of the past three fiscal years.
Applied’s working capital was $8.8 billion at October 29, 2017 and $4.7 billion at October 30, 2016.
Days sales outstanding at the end of fiscal 2017, 2016 and 2015 was 54 days, 63 days, and 67 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms, and the decrease from fiscal 2016 to fiscal 2017 was primarily due to better collections performance and increase in factoring of accounts receivable. Days sales outstanding decreased at the end of fiscal 2016 compared to fiscal 2015 primarily due to higher revenue and sales of accounts receivable.
Investing Activities
Applied used $2.5 billion, $425 million, and $281 million of cash in investing activities in fiscal 2017, 2016 and 2015, respectively. Capital expenditures in fiscal 2017, 2016 and 2015 were $345 million, $253 million and $215 million, respectively. Capital expenditures in all three fiscal years were primarily for demonstration and test equipment and laboratory tools in North America. Purchases of investments, net of proceeds from sales and maturities of investments were $2.1 billion, $156 million, and $62 million for fiscal 2017, 2016 and 2015, respectively. In November 2017, Applied acquired additional property for $100 million in cash to support the Company’s growth. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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

Financing Activities
Applied generated $521 million of cash from financing activities in fiscal 2017, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $2.2 billion, proceeds from common stock issuances of $97 million and excess tax benefits from share-based compensation of $55 million, partially offset by cash used for repurchases of common stock of $1.2 billion, cash dividends to stockholders of $430 million and debt repayments of $205 million.
Applied used $3.4 billion of cash in financing activities in fiscal 2016, consisting primarily $1.2 billion in debt repayments, $1.9 billion in repurchases of its common stock, and $444 million in cash dividends to stockholders, offset by excess tax benefits from share-based compensation of $23 million and proceeds from common stock issuances of $88 million.
Applied generated $913 million of cash from financing activities in fiscal 2015, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $1.8 billion and short-term borrowings of $800 million, offset by cash used for repurchases of its common stock of $1.3 billion and payments of cash dividends of $487 million.
In June 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases, which followed the completion of a $3.0 billion common stock repurchase program approved in April 2015. In September 2017, Applied’s Board of Directors approved an additional common stock repurchase program authorizing up to an additional $3.0 billion in repurchases. At October 29, 2017, $3.6 billion remained available for future stock repurchases under these repurchase programs. Proceeds from stock issuances under equity compensation awards and related excess tax benefits in fiscal 2017, 2016 and 2015 were $152 million, $111 million and $144 million, respectively.
During each of fiscal 2017, 2016 and 2015, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 29, 2017. Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 29, 2017 and October 30, 2016, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 29, 2017 and October 30, 2016, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of October 29, 2017. The indentures governing these notes include covenants with which Applied was in compliance at October 29, 2017. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. In November 2015, Applied completed the redemption of the entire outstanding $400 million in principal amount of senior notes due in 2016. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.

Others
During 2017 and 2015, Applied reduced $17 million and $9 million, respectively, of its allowance for doubtful accounts as a result of an overall lower risk profile of Applied’s customers. Applied recorded a bad debt provision of $3 million in fiscal 2016. While Applied believes that its allowance for doubtful accounts at October 29, 2017 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
As of October 29, 2017, approximately $5.5 billion of cash, cash equivalents and marketable securities held by foreign subsidiaries may be subject to U.S. income taxes if repatriated for U.S. operations. Applied intends to indefinitely reinvest approximately $4.5 billion of these funds outside of the U.S. and does not plan to repatriate these funds. Applied would need to accrue and pay U.S. taxes if these funds were repatriated. For the remaining cash, cash equivalents and marketable securities held by foreign subsidiaries, U.S. income taxes have been provided for in the financial statements.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 29, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 29, 2017, Applied Materials Inc. has provided parent guarantees to banks for approximately $140 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense for fiscal 2017, 2016 and 2015 was $34 million, $38 million and $32 million, respectively.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 29, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$5,350	$—	$600	$750	$4,000
Interest expense associated with debt obligations	3,356	219	438	374	2,325
Operating lease obligations	101	33	40	17	11
Purchase obligations[1]	2,464	2,124	247	56	37
Other long-term liabilities[2,3]	20	—	3	2	15
Total	$11,291	$2,376	$1,328	$1,199	$6,388
______________________

[1]	Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.

[2]
Other long-term liabilities in the table do not include pension, post-retirement and deferred compensation plans due to the uncertainty in the timing of future payments. Applied evaluates the need to make contributions to its pension and post-retirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, post-retirement benefit and deferred compensation plans is presented in Note 12, Employee Benefit Plans, of the consolidated financial statements.

[3]
Applied’s other long-term liabilities in the Consolidated Balance Sheets include deferred tax liabilities, gross unrecognized tax benefits and related gross interest and penalties. As of October 29, 2017, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $391 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 29, 2017 was $46 million. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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
Applied recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Any changes in judgment related to uncertain tax positions are recognized in Applied’s provision for income taxes in the quarter in which such change occurs. Interest and penalties related to uncertain tax positions are recognized in Applied’s provision for income taxes.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2017	2016	2015

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$6,532	$4,511	$3,952
Certain items associated with acquisitions[1]	172	167	162
Inventory charges (reversals) related to restructuring[2,3]	—	(2)	35
Other gains, losses or charges, net	—	—	(2)
Non-GAAP adjusted gross profit	$6,704	$4,676	$4,147
Non-GAAP adjusted gross margin	46.1%	43.2%	42.9%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$3,868	$2,152	$1,693
Certain items associated with acquisitions[1]	191	188	185
Acquisition integration costs	3	2	2
Gain on derivatives associated with terminated business combination, net	—	—	(89)
Certain items associated with terminated business combination[4]	—	—	50
Inventory charges (reversals) related to restructuring and asset impairments[2,3]	—	(3)	49
Other gains, losses or charges, net	(12)	8	6
Non-GAAP adjusted operating income	$4,050	$2,347	$1,896
Non-GAAP adjusted operating margin	27.9%	21.7%	19.6%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[5]	$3,434	$1,721	$1,377
Certain items associated with acquisitions[1]	191	188	185
Acquisition integration costs	3	2	2
Gain on derivatives associated with terminated business combination, net	—	—	(89)
Certain items associated with terminated business combination[4]	—	—	50
Inventory charges (reversals) related to restructuring and asset impairments[2,3]	—	(3)	49
Loss on early extinguishment of debt	5	5	—
Impairment (gain on sale) of strategic investments, net	(3)	3	4
Other gains, losses or charges, net	(12)	8	6
Resolution of prior years’ income tax filings, reinstatement of federal R&D tax credit and other tax items[5]	(79)	45	(110)
Income tax effect of non-GAAP adjustments[6]	(14)	(19)	(17)
Non-GAAP adjusted net income	$3,525	$1,950	$1,457

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Results for fiscal 2016 included adjustments associated with the cost reductions in the solar business.
3
Results for fiscal 2015 primarily included $35 million of inventory charges, $17 million of restructuring charges and asset impairments related to cost reductions in the solar business, and a $2 million favorable adjustment of restructuring reserves related to prior restructuring plans.

4	These items are incremental charges related to the terminated business combination agreement with Tokyo Electron Limited, consisting of acquisition-related and integration planning costs.
5
Amounts for fiscal 2017 included the recognition of the previously unrecognized foreign tax credits. Amounts for fiscal 2015 included an adjustment to decrease the provision for income taxes by $28 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.02. The adjustment was excluded in Applied’s non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

6	These amounts represent non-GAAP adjustments above multiplied by the effective tax rate within the jurisdictions that the adjustments affect.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2017	2016	2015

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis[1]	$3.17	$1.54	$1.12
Certain items associated with acquisitions	0.16	0.16	0.14
Certain items associated with terminated business combination	—	—	0.03
Gain on derivatives associated with terminated business combination, net	—	—	(0.05)
Restructuring, inventory charges and asset impairments	—	—	0.03
Other gains, losses or charges, net	(0.01)	0.01	0.01
Resolution of prior years’ income tax filings, reinstatement of federal R&D tax credit and other tax items[1]	(0.07)	0.04	(0.09)
Non-GAAP adjusted earnings per diluted share	$3.25	$1.75	$1.19
Weighted average number of diluted shares	1,084	1,116	1,226

1
Amounts for fiscal 2017 included the recognition of the previously unrecognized foreign tax credits. Amounts for fiscal 2015 included an adjustment to decrease the provision for income taxes by $28 million with a corresponding increase in net income, resulting in an increase in diluted earnings per share of $0.02. The adjustment was excluded in Applied’s non-GAAP adjusted results and was made primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales, which resulted in overstating profitability in the U.S. and the provision for income taxes in immaterial amounts in each year since fiscal 2010.

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2017	2016	2015

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$3,173	$1,807	$1,410
Certain items associated with acquisitions[1]	184	184	178
Non-GAAP adjusted operating income	$3,357	$1,991	$1,588
Non-GAAP adjusted operating margin	35.3%	29.0%	25.9%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$817	$682	$630
Certain items associated with acquisitions[1]	1	1	1
Acquisition integration costs	3	—	—
Restructuring, inventory charges and asset impairments[2]	—	—	3
Other gains, losses or charges, net	—	—	(1)
Non-GAAP adjusted operating income	$821	$683	$633
Non-GAAP adjusted operating margin	27.2%	26.4%	25.9%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$502	$245	$191
Certain items associated with acquisitions[1]	5	—	3
Non-GAAP adjusted operating income	$507	$245	$194
Non-GAAP adjusted operating margin	26.7%	20.3%	20.6%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Results for fiscal 2015 included $3 million of inventory charges related to cost reduction in the solar business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $3.2 billion at October 29, 2017. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 29, 2017, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $24 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 29, 2017, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $597 million at October 29, 2017.
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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 29, 2017.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 29, 2017.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2017, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.
Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Corporate Governance section at http://www.appliedmaterials.com/company/investor-relations/governance. This website address is intended to be an inactive, textual reference only. None of the materials on, or accessible through, this website is part of this report or is incorporated by reference herein.

Item 11:	Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 29, 2017:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	23		$15.06	105	(3)
Equity compensation plans not approved by security holders	—	(4)	$7.27	6	(5)
Total	23		$14.99	111

(1)
Includes only options, restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 29, 2017.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.

(3)
Includes 14 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 14 million shares, 1 million are subject to purchase during the purchase period in effect as of October 29, 2017.

(4)
Includes options to purchase 9 thousand shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $7.27 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)
Includes 6 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 6 million shares, 1 million are subject to purchase during the purchase period in effect as of October 29, 2017.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates. The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 29, 2017, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 6 million shares remain available for issuance.
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
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.

Item 14:	Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 26, 2018.

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

We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 29, 2017 and October 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 29, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Materials, Inc. and subsidiaries as of October 29, 2017 and October 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended October 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Materials, Inc.’s internal control over financial reporting as of October 29, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP

Santa Clara, California
December 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

We have audited Applied Materials, Inc.’s (the Company) internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Applied Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Materials, Inc. and subsidiaries as of October 29, 2017 and October 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 29, 2017, and our report dated December 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 15, 2017

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2017	2016	2015

Net sales	$14,537	$10,825	$9,659
Cost of products sold	8,005	6,314	5,707
Gross profit	6,532	4,511	3,952
Operating expenses:
Research, development and engineering	1,774	1,540	1,451
Marketing and selling	456	429	428
General and administrative	434	390	469
Gain on derivatives associated with terminated business combination	—	—	(89)
Total operating expenses	2,664	2,359	2,259
Income from operations	3,868	2,152	1,693
Interest expense	198	155	103
Interest and other income, net	61	16	8
Income before income taxes	3,731	2,013	1,598
Provision for income taxes	297	292	221
Net income	$3,434	$1,721	$1,377
Earnings per share:
Basic	$3.20	$1.56	$1.13
Diluted	$3.17	$1.54	$1.12
Weighted average number of shares:
Basic	1,073	1,107	1,214
Diluted	1,084	1,116	1,226

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2017	2016	2015

Net income	$3,434	$1,721	$1,377
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	23	16	(10)
Change in unrealized net loss on derivative instruments	7	(3)	(15)
Change in defined and postretirement benefit plans	21	(36)	—
Change in cumulative translation adjustments	—	—	9
Other comprehensive income (loss), net of tax	51	(23)	(16)
Comprehensive income	$3,485	$1,698	$1,361
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 29, 2017	October 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$5,010	$3,406
Short-term investments	2,266	343
Accounts receivable, net	2,338	2,279
Inventories	2,930	2,050
Other current assets	374	275
Total current assets	12,918	8,353
Long-term investments	1,143	929
Property, plant and equipment, net	1,066	937
Goodwill	3,368	3,316
Purchased technology and other intangible assets, net	412	575
Deferred income taxes and other assets	512	460
Total assets	$19,419	$14,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, notes payable and accrued expenses	$2,450	$2,256
Customer deposits and deferred revenue	1,665	1,376
Total current liabilities	4,115	3,632
Long-term debt	5,304	3,125
Other liabilities	651	596
Total liabilities	10,070	7,353
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 1,060 and 1,078 shares outstanding at 2017 and 2016, respectively	11	11
Additional paid-in capital	7,056	6,809
Retained earnings	18,258	15,252
Treasury stock: 917 and 889 shares at 2017 and 2016, respectively	(15,912)	(14,740)
Accumulated other comprehensive loss	(64)	(115)
Total stockholders’ equity	9,349	7,217
Total liabilities and stockholders’ equity	$19,419	$14,570
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 26, 2014	1,221	$12	$6,384	$13,072	717	$(11,524)	$(76)	$7,868
Net income	—	—	—	1,377	—	—	—	1,377
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)
Dividends	—	—	—	(482)	—	—	—	(482)
Share-based compensation	—	—	187	—	—	—	—	187
Issuance under stock plans, net of a tax benefit of $55 and other	15	—	4	—	—	—	—	4
Common stock repurchases	(76)	(1)	—	—	76	(1,324)	—	(1,325)
Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	1,721	—	—	—	1,721
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23)	(23)
Dividends	—	—	—	(436)	—	—	—	(436)
Share-based compensation	—	—	201	—	—	—	—	201
Issuance under stock plans, net of a tax benefit of $23 and other	14	—	33	—	—	—	—	33
Common stock repurchases	(96)	—	—	—	96	(1,892)	—	(1,892)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	3,434	—	—	—	3,434
Other comprehensive income, net of tax	—	—	—	—	—	—	51	51
Dividends	—	—	—	(428)	—	—	—	(428)
Share-based compensation	—	—	220	—	—	—	—	220
Issuance under stock plans, net of a tax benefit of $55 and other	10	—	27	—	—	—	—	27
Common stock repurchases	(28)	—	—	—	28	(1,172)	—	(1,172)
Balance at October 29, 2017	1,060	$11	$7,056	$18,258	917	$(15,912)	$(64)	$9,349

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2017	2016	2015

Cash flows from operating activities:
Net income	$3,434	$1,721	$1,377
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	407	389	371
Excess tax benefits from share-based compensation	(55)	(23)	(56)
Deferred income taxes	(11)	21	(134)
Other	(9)	38	53
Share-based compensation	220	201	187
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(37)	(542)	(61)
Inventories	(879)	(216)	(266)
Other current and non-current assets	(157)	30	26
Accounts payable and accrued expenses	245	107	(133)
Customer deposits and deferred revenue	289	611	(175)
Income taxes payable	121	173	(24)
Other liabilities	41	(44)	(2)
Cash provided by operating activities	3,609	2,466	1,163
Cash flows from investing activities:
Capital expenditures	(345)	(253)	(215)
Cash paid for acquisitions, net of cash acquired	(68)	(16)	(4)
Proceeds from sales and maturities of investments	2,743	1,234	1,100
Purchases of investments	(4,856)	(1,390)	(1,162)
Cash used in investing activities	(2,526)	(425)	(281)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	2,176	—	2,581
Debt repayments	(205)	(1,207)	—
Proceeds from common stock issuances	97	88	88
Common stock repurchases	(1,172)	(1,892)	(1,325)
Payments of dividends to stockholders	(430)	(444)	(487)
Excess tax benefits from share-based compensation	55	23	56
Cash provided by (used in) financing activities	521	(3,432)	913
Increase (decrease) in cash and cash equivalents	1,604	(1,391)	1,795
Cash and cash equivalents — beginning of year	3,406	4,797	3,002
Cash and cash equivalents — end of year	$5,010	$3,406	$4,797
Supplemental cash flow information:
Cash payments for income taxes	$194	$157	$407
Cash refunds from income taxes	$61	$113	$12
Cash payments for interest	$186	$151	$92
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2017, 2016 and 2015 contained 52, 53, and 52 weeks, respectively. Each fiscal quarter of 2017 and 2015 contained 13 weeks. The first fiscal quarter of 2016 contained 14 weeks, while the second, third and fourth quarters of fiscal 2016 contained 13 weeks.
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
Derivative Financial Instruments
Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. In certain cases, Applied also uses interest rate swap or lock agreements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. The terms of derivative financial instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. All of Applied’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Applied does not use derivative financial instruments for trading or speculative purposes.
Foreign Currencies
As of October 29, 2017, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.

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
Recent Accounting Pronouncements
Accounting Standards Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standard Board (FASB) issued authoritative guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Effective in the first quarter of fiscal 2017, Applied adopted the authoritative guidance retrospectively. The adoption of this guidance did not have a significant impact on Applied’s consolidated financial statements. See Note 10 of Notes to Consolidated Financial Statements for additional discussion.
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
Accounting Standards Not Yet Adopted
Derivatives and Hedging. In August 2017, the FASB issued authoritative guidance that modifies the recognition and presentation of hedge accounting to better align an entity’s risk management strategies and financial reporting for hedging relationships. The authoritative guidance expands the application of hedge accounting for non-financial and financial risk components and eases certain hedge effectiveness assessment requirements. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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
Receivables: Nonrefundable Fees and Other Costs. In March 2017, the FASB issued authoritative guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2020 on a modified retrospective basis, with early adoption permitted. Applied is currently evaluating the impact of adopting this new accounting guidance on Applied’s consolidated financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Applied’s consolidated financial statements.
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.
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
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
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
Revenue Recognition. In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and requires certain additional disclosures. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. With this amendment, the guidance will be effective for Applied in the first quarter of fiscal 2019, which is the Company’s planned adoption date. Applied currently anticipates adopting this new guidance using the full retrospective approach, although this continues to be assessed as part of the overall evaluation.
In fiscal 2016, Applied established a project steering committee and cross-functional implementation team to identify potential differences that would result from applying the requirements of the new standard to Applied’s revenue contracts. In addition, the implementation team is also responsible for identifying and implementing changes to business processes, systems and controls to support recognition and disclosure under the new standard. While the Company’s evaluation of the impact of this new guidance is not complete, Applied currently expects the timing of revenue recognition for certain products to be earlier than under current revenue recognition guidance. Applied will continue to complete its evaluation of the effect of this new guidance on Applied’s financial position, results of operations and its ongoing financial reporting, and its preliminary assessments are subject to change.

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

Fiscal Year	2017	2016	2015

	(In millions, except per share amounts)
Numerator:
Net income	$3,434	$1,721	$1,377
Denominator:
Weighted average common shares outstanding	1,073	1,107	1,214
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	9	12
Denominator for diluted earnings per share	1,084	1,116	1,226
Basic earnings per share	$3.20	$1.56	$1.13
Diluted earnings per share	$3.17	$1.54	$1.12
Potentially dilutive securities	—	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 29, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,346	$—	$—	$1,346
Cash equivalents:
Money market funds	2,658	—	—	2,658
U.S. Treasury and agency securities	15	—	—	15
Non-U.S. government securities*	55	—	—	55
Municipal securities	341	—	—	341
Commercial paper, corporate bonds and medium-term notes	595	—	—	595
Total Cash equivalents	3,664	—	—	3,664
Total Cash and Cash equivalents	$5,010	$—	$—	$5,010
Short-term and long-term investments:
U.S. Treasury and agency securities	$667	$—	$1	$666
Non-U.S. government securities*	161	—	—	161
Municipal securities	1,007	—	—	1,007
Commercial paper, corporate bonds and medium-term notes	1,024	1	1	1,024
Asset-backed and mortgage-backed securities	379	—	1	378
Total fixed income securities	3,238	1	3	3,236
Publicly traded equity securities	22	78	1	99
Equity investments in privately-held companies	74	—	—	74
Total short-term and long-term investments	$3,334	$79	$4	$3,409
Total Cash, Cash equivalents and Investments	$8,344	$79	$4	$8,419
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,103	$—	$—	$1,103
Cash equivalents:
Money market funds	1,889	—	—	1,889
U.S. Treasury and agency securities	10	—	—	10
Non-U.S. government securities	10	—	—	10
Municipal securities	253	—	—	253
Commercial paper, corporate bonds and medium-term notes	141	—	—	141
Total Cash equivalents	$2,303	$—	$—	$2,303
Total Cash and Cash equivalents	$3,406	$—	$—	$3,406
Short-term and long-term investments:
U.S. Treasury and agency securities	$195	$—	$—	$195
Non-U.S. government securities*	5	—	—	5
Municipal securities	408	—	—	408
Commercial paper, corporate bonds and medium-term notes	273	1	—	274
Asset-backed and mortgage-backed securities	253	1	1	253
Total fixed income securities	1,134	2	1	1,135
Publicly traded equity securities	26	44	3	67
Equity investments in privately-held companies	70	—	—	70
Total short-term and long-term investments	$1,230	$46	$4	$1,272
Total Cash, Cash equivalents and Investments	$4,636	$46	$4	$4,678
________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 29, 2017:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$2,219	$2,219
Due after one through five years	640	640
No single maturity date**	475	550
	$3,334	$3,409
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments for each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Gross realized gains	$14	$10	$9
Gross realized losses	$1	$2	$3
At October 29, 2017, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed income securities at October 29, 2017, October 30, 2016 and October 25, 2015 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed income securities for fiscal 2017, 2016 or 2015. During fiscal 2017, 2016 and 2015, Applied determined that certain of its equity investments were other-than-temporarily impaired and, accordingly, recognized impairment charges of $10 million, $8 million and $9 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 29, 2017, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 29, 2017			October 30, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$2,658	$—	$2,658	$1,889	$—	$1,889
U.S. Treasury and agency securities	192	489	681	107	98	205
Non-U.S. government securities	—	216	216	—	15	15
Municipal securities	—	1,348	1,348	—	661	661
Commercial paper, corporate bonds and medium-term notes	—	1,619	1,619	—	415	415
Asset-backed and mortgage-backed securities	—	378	378	—	253	253
Publicly traded equity securities	99	—	99	67	—	67
Total	$2,949	$4,050	$6,999	$2,063	$1,442	$3,505
There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2017 and 2016, and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 29, 2017 or October 30, 2016.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $74 million at October 29, 2017, of which $65 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $70 million at October 30, 2016, of which $62 million of investments were accounted for under the cost method of accounting and $8 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value.
During fiscal 2017, 2016 and 2015, Applied determined that certain of its equity investments were other-than-temporarily impaired and, accordingly, recognized impairment charges of $10 million, $8 million and $9 million, respectively.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 29, 2017, the carrying amount of long-term debt was $5.3 billion, and the estimated fair value was $5.8 billion. At October 30, 2016, the carrying amount of long-term debt was $3.1 billion, and the estimated fair value was $3.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
During fiscal 2015, Applied entered into and settled a series of forward-starting interest rate swap agreements, with a total notional amount of $600 million, to hedge against the variability of benchmark interest rates prior to the issuance of the debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in September 2015. The $20 million loss from the settlement of the interest rate swap agreement, which was included in accumulated other comprehensive income (AOCI) in stockholders’ equity, is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in September 2015.
During fiscal 2017, Applied entered into and settled interest rate lock agreements, with a total notional amount of $700 million to hedge against the variability of benchmark interest rates prior to the issuance of the debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in March 2017. The $14 million loss from the settlement of the interest rate lock agreement, which was included in AOCI in stockholders’ equity, is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in March 2017.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 29, 2017 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was a loss of $8 million for fiscal 2016 and were not significant for fiscal years 2017 and 2015.
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
In September 2013, Applied and Tokyo Electron Limited (TEL) entered into a Business Combination Agreement. Applied purchased foreign exchange option contracts to limit its foreign exchange risk associated with the then-anticipated business combination. These derivatives did not qualify for hedge accounting treatment and were marked to market at the end of each reporting period with gains and losses recorded as part of operating expenses. Due to the termination of the then-anticipated business combination with TEL on April 26, 2015, these foreign exchange option contracts were sold during the third quarter of fiscal 2015. Applied recorded a gain of $89 million in fiscal 2015, related to these contracts. The cash flow impacts of these derivatives have been classified as operating cash flows in the Consolidated Statements of Cash Flows.
The fair values of foreign exchange derivative instruments at October 29, 2017 and October 30, 2016 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
2017
Foreign exchange contracts	AOCI	$35	$—	$—
Foreign exchange contracts	Cost of products sold	—	7	(3)
Foreign exchange contracts	General and administrative	—	7	(2)
Interest rate swaps	AOCI	(14)	—	—
Interest rate swaps	Interest expense	—	(3)	—
Total		$21	$11	$(5)

2016
Foreign exchange contracts	AOCI	$(53)	$—	$—
Foreign exchange contracts	Cost of products sold	—	(46)	2
Foreign exchange contracts	General and administrative	—	—	(11)
Interest rate swaps	Interest expense	—	(2)	—
Total		$(53)	$(48)	$(9)

2015
Foreign exchange contracts	AOCI	$6	$—	$—
Foreign exchange contracts	Cost of products sold	—	15	(4)
Foreign exchange contracts	General and administrative	—	(6)	(2)
Interest rate swaps	AOCI	(20)	—	—
Total		$(14)	$9	$(6)

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	2017	2016	2015

		(In millions)
Foreign exchange contracts	Gain (loss) on derivatives associated with terminated business combination	$—	$—	$89
Foreign exchange contracts	General and administrative	39	(75)	21
Total		$39	$(75)	$110

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 29, 2017 and October 30, 2016.
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
Applied sold $746 million and $75 million of accounts receivable during fiscal 2017 and 2016, respectively. There was no accounts receivable sold during fiscal 2015. Applied did not discount letters of credit issued by customers or discount promissory notes during fiscal 2017, 2016 or 2015. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $34 million and $51 million at October 29, 2017 and October 30, 2016, respectively. Changes in allowance for doubtful accounts in each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Beginning balance	$51	$49	$58
Provision	—	3	—
Deductions[1]	(17)	(1)	(9)
Ending balance	$34	$51	$49
_____________________________
1 Fiscal 2017, 2016 and 2015 deductions primarily represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 29, 2017, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	October 29, 2017	October 30, 2016

	(In millions)
Inventories
Customer service spares	$595	$452
Raw materials	603	474
Work-in-process	468	393
Finished goods	1,264	731
	$2,930	$2,050

Included in finished goods inventory is $331 million at October 29, 2017 and $190 million at October 30, 2016, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $281 million and $197 million of evaluation inventory at October 29, 2017 and October 30, 2016, respectively.

	October 29, 2017	October 30, 2016

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$57	$87
Prepaid expenses and other	317	188
	$374	$275

	Useful Life	October 29, 2017	October 30, 2016

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$160	$159
Buildings and improvements	3-30	1,315	1,261
Demonstration and manufacturing equipment	3-5	1,129	992
Furniture, fixtures and other equipment	3-15	572	547
Construction in progress		135	84
Gross property, plant and equipment		3,311	3,043
Accumulated depreciation		(2,245)	(2,106)
		$1,066	$937

Depreciation expense was $214 million, $200 million and $185 million for fiscal 2017, 2016 and 2015 respectively.
In November 2017, Applied acquired additional property for $100 million in cash to support the Company’s growth.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 29, 2017	October 30, 2016

	(In millions)
Accounts Payable, Notes Payable and Accrued Expenses
Accounts payable	$945	$813
Notes payable, short-term	—	200
Compensation and employee benefits	666	517
Warranty	199	153
Dividends payable	106	108
Income taxes payable	112	101
Other accrued taxes	70	50
Interest payable	38	31
Other	314	283
	$2,450	$2,256

	October 29, 2017	October 30, 2016

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$381	$471
Deferred revenue	1,284	905
	$1,665	$1,376

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	October 29, 2017	October 30, 2016

	(In millions)
Other Liabilities
Income taxes payable	$392	$337
Defined and postretirement benefit plans	160	182
Other	99	77
	$651	$596

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Business Combinations
During fiscal 2017, Applied completed three acquisitions to complement Applied’s existing product offerings and to provide opportunities for future growth within Applied’s Display and Adjacent Markets and Applied Global Services segments.
Pro forma results of operations for these acquisitions have not been presented because they are not material to Applied’s consolidated results of operations. The acquired businesses are included in the results for the Display and Adjacent Markets and Applied Global Services segments.
The following table represents the preliminary aggregated purchase price allocation for acquisitions completed in fiscal year 2017:

Estimated Fair Values
(In millions)
Fair value of net assets acquired	$23
Goodwill	55
Purchased technology	31
Purchase price allocated	$109
Intangible assets are being amortized on a straight-line basis over an estimated weighted-average useful life of 3.5 years. Total transaction costs related to these acquisitions were not material and were expensed as incurred in general and administrative expenses in the Consolidated Statement of Operations.

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
As of October 29, 2017, Applied’s reporting units included Transistor and Interconnect Group, Patterning and Packaging Group, and Imaging and Process Control Group, which combined to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets. There were no changes in Applied’s reporting units during fiscal 2017.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2017, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
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
Details of goodwill and other indefinite-lived intangible assets were as follows:

	October 29, 2017			October 30, 2016
	Goodwill	Other Intangible Assets	Total	Goodwill	Other Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,151	$—	$2,151	$2,151	$—	$2,151
Applied Global Services	1,018	—	1,018	1,010	5	1,015
Display and Adjacent Markets	199	—	199	155	20	175
Carrying amount	$3,368	$—	$3,368	$3,316	$25	$3,341
From time to time, Applied makes acquisitions of and investments in companies related to existing or new markets for Applied. During fiscal 2017, goodwill and other indefinite lived intangible assets increased by $27 million primarily due to acquisitions in the Display and Adjacent Markets and Applied Global Services segments, partially offset by decreases in indefinite-lived intangible assets due to commercialization of in-process technologies in the Display and Applied Global Services segments. See Note 8, Business Combinations, for further details.
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
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 29, 2017	October 30, 2016

	(In millions)
Purchased technology, net	$288	$409
Intangible assets - finite-lived, net	124	141
Intangible assets - indefinite-lived	—	25
Total	$412	$575

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

Details of finite-lived intangible assets were as follows:

	October 29, 2017			October 30, 2016
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	28	44	72
Display and Adjacent Markets	163	38	201	115	36	151
Corporate and Other	—	9	9	1	9	10
Gross carrying amount	$1,645	$343	$1,988	$1,593	$341	$1,934
Accumulated amortization:
Semiconductor Systems	$(1,210)	$(131)	$(1,341)	$(1,043)	$(113)	$(1,156)
Applied Global Services	(28)	(44)	(72)	(27)	(44)	(71)
Display and Adjacent Markets	(119)	(35)	(154)	(113)	(34)	(147)
Corporate and Other	—	(9)	(9)	(1)	(9)	(10)
Accumulated amortization	$(1,357)	$(219)	$(1,576)	$(1,184)	$(200)	$(1,384)
Carrying amount	$288	$124	$412	$409	$141	$550

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of amortization expense for each fiscal year by segment were as follows:

	2017	2016	2015

	(In millions)
Semiconductor Systems	$185	$185	$179
Applied Global Services	1	1	1
Display and Adjacent Markets	7	—	3
Corporate and Other	—	3	3
Total	$193	$189	$186
Amortization expense for each fiscal year was charged to the following categories:

	2017	2016	2015

	(In millions)
Cost of products sold	$173	$167	$163
Research, development and engineering	1	2	1
Marketing and selling	19	20	20
General and administrative	—	—	2
Total	$193	$189	$186
As of October 29, 2017, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2018	198
2019	57
2020	52
2021	40
2022	65
Total	$412

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 29, 2017 and October 30, 2016, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 29, 2017 and October 30, 2016, Applied did not have any commercial paper outstanding.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion and in May 2017, used a portion of the net proceeds to redeem the outstanding $200 million in principal amount of its 7.125% senior notes due in October 2017.
Debt outstanding as of October 29, 2017 and October 30, 2016 was as follows:

	Principal Amount
	October 29, 2017	October 30, 2016	Effective Interest Rate	Interest Pay Dates
	(In millions)
Short-term debt:
7.125% Senior Notes Due 2017	$—	$200	7.190%	April 15, October 15
Total short-term debt	—	200
Long-term debt:
2.625% Senior Notes Due 2020	600	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	—	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	—	4.361%	April 1, October 1
	5,350	3,150
Total unamortized discount	(12)	(7)
Total unamortized debt issuance costs[1]	(34)	(18)
Total long-term debt	5,304	3,125

Total debt	$5,304	$3,325
__________________________________________
1 Balances reflect the effects of the retrospective adoption of the authoritative guidance in the first quarter of fiscal 2017, which required debt issuance costs to be presented as a direct reduction from the carrying amount of the related debt liability. These amounts for fiscal 2016 were originally recorded under Other Assets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 26, 2014	$24	$—	$(105)	$5	(76)
Other comprehensive income (loss) before reclassifications	(11)	(9)	(5)	—	(25)
Amounts reclassified out of accumulated other comprehensive income	1	(6)	5	9	9
Other comprehensive income (loss), net of tax	(10)	(15)	—	9	(16)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	$(92)
Other comprehensive income (loss) before reclassifications	14	(33)	(42)	—	(61)
Amounts reclassified out of AOCI	2	30	6	—	38
Other comprehensive income (loss), net of tax	16	(3)	(36)	—	(23)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income before reclassifications	24	13	29	—	66
Amounts reclassified out of AOCI	(1)	(6)	(8)	—	(15)
Other comprehensive income, net of tax	23	7	21	—	51
Balance at October 29, 2017	$53	$(11)	$(120)	$14	$(64)

The tax effects on net income of amounts reclassified from AOCI for fiscal 2016 was $22 million. The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2017 and 2015, were not material.
Stock Repurchase Programs
In June 2016, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $2.0 billion in repurchases, which followed the completion of a $3.0 billion common stock repurchase program approved in April 2015. In September 2017, Applied’s Board of Directors approved an additional common stock repurchase program authorizing up to an additional $3.0 billion in repurchases. At October 29, 2017, $3.6 billion remained available for future stock repurchases under these repurchase programs.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2017	2016	2015

	(In millions, except per share amounts)
Shares of common stock repurchased	28	96	76
Cost of stock repurchased	$1,172	$1,892	$1,325
Average price paid per share	$42.08	$19.82	$17.33
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
During each of fiscal 2017, 2016 and 2015, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.10 per share. Dividends paid during fiscal 2017, 2016 and 2015 amounted to $430 million, $444 million and $487 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units, and related tax benefits for each fiscal year as follows:

	2017	2016	2015

	(In millions)
Share-based compensation	$220	$201	$187
Tax benefit recognized	$60	$63	$52
The effect of share-based compensation on the results of operations for each fiscal year was as follows:

	2017	2016	2015

	(In millions)
Cost of products sold	$69	$62	$57
Research, development, and engineering	83	76	69
Marketing and selling	28	26	26
General and administrative	40	37	35
Total share-based compensation	$220	$201	$187
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
At October 29, 2017, Applied had $324 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 29, 2017, there were 91 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 20 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2017, 2016 and 2015. Outstanding stock options at the end of fiscal 2017 were not material to the consolidated financial statements.
Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee, generally in shares of Applied common stock on a one-for-one basis, if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance shares and performance units typically vest over four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.
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
For performance-based awards granted in fiscal 2017, certain awards require the achievement of positive adjusted operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of adjusted operating profit margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. Performance-based awards granted in fiscal 2016 and fiscal 2015 require the achievement of targeted levels of adjusted annual operating profit margin, and additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return relative to a peer group, comprised of companies in the Standard & Poor’s 500 Information Technology Index, measured at the end of a two-year period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 26, 2014	33	$12.59	2.3 years	$698
Granted	10	$22.60
Vested	(15)	$12.04
Canceled	(1)	$14.98
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2015	27	$16.41	2.2 years	$440
Granted	11	$18.54
Vested	(11)	$14.25
Canceled	(2)	$17.57
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2016	25	$18.28	2.3 years	$718
Granted	8	$31.79
Vested	(10)	$16.50
Canceled	(1)	$21.25
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 29, 2017	22	$23.96	2.2 years	$1,239
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	20	$23.30	2.0 years	$1,107
At October 29, 2017, 1 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million, 6 million and 5 million shares during fiscal 2017, 2016 and 2015, respectively, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2017	2016	2015
ESPP:
Dividend yield	0.99%	1.76%	2.20%
Expected volatility	26.3%	29.3%	31.8%
Risk-free interest rate	0.92%	0.47%	0.19%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$9.14	$5.48	$4.55

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12    Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2017, 2016 and 2015 were $449 million, $312 million and $307 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $38 million for each of fiscal 2017 and 2016, and $35 million, net of $1 million in forfeitures for fiscal 2015.

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
Through December 31, 2017, Applied also sponsors a U.S. post-retirement plan that provides covered medical and vision benefits to certain eligible retirees who are at least age 55 and whose years of service plus their age equals at least 65 at their date of retirement and who have elected coverage for 2017. An eligible retiree also may elect coverage for an eligible spouse or domestic partner who is not eligible for Medicare. Coverage under the plan generally ends for both the retiree and spouse or domestic partner upon becoming eligible for Medicare, and will end entirely for all participants when the plan terminates on December 31, 2017. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, were $1 million at each of October 29, 2017 and October 30, 2016.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2017	2016	2015

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$495	$471	$479
Service cost	13	13	15
Interest cost	10	13	13
Plan participants’ contributions	2	1	1
Actuarial (gain) loss	(35)	77	12
Curtailments, settlements and special termination benefits	(1)	(6)	(1)
Foreign currency exchange rate changes	34	(42)	(39)
Benefits paid	(12)	(10)	(9)
Plan amendments and business combinations	—	(22)	—
Ending projected benefit obligation	$506	$495	$471
Ending accumulated benefit obligation	$472	$460	$434
Range of assumptions to determine benefit obligations
Discount rate	0.5% - 3.4%	0.5% - 3.1%	0.9% - 4.4%
Rate of compensation increase	2.2% - 3.5%	1.6% - 3.6%	1.9% - 3.6%
Change in plan assets
Beginning fair value of plan assets	$310	$281	$268
Return on plan assets	18	37	19
Employer contributions	16	50	21
Plan participants’ contributions	2	1	1
Foreign currency exchange rate changes	28	(45)	(18)
Divestitures, settlements and business combinations	(1)	(4)	(1)
Benefits paid	(12)	(10)	(9)
Ending fair value of plan assets	$361	$310	$281
Funded status	$(145)	$(185)	$(190)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$17	$11	$19
Current liability	(1)	(2)	(3)
Noncurrent liability	(161)	(194)	(206)
Total	$(145)	$(185)	$(190)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$6	$6	$6
Prior service credit	(4)	(16)	(1)
Total	$2	$(10)	$5
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$141	$186	$135
Prior service credit	(4)	(21)	—
Total	$137	$165	$135
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$326	$341	$308
Fair value of plan assets	$142	$145	$98
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$293	$307	$274
Fair value of plan assets	$142	$145	$98

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Plan assets — allocation
Equity securities	47%	42%
Debt securities	39%	40%
Insurance contracts	11%	12%
Other investments	3%	4%
Cash	—%	2%
The following table presents a summary of the ending fair value of the plan assets:

	October 29, 2017				October 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$83	$—	$—	$83	$59	$—	$—	$59
Debt securities	16	—	—	16	12	—	—	12
Insurance contracts	—	—	38	38	—	—	38	38
Other investments	—	13	—	13	—	12	—	12
Cash	2	—	—	2	8	—	—	8
Total assets at fair value	101	13	38	152	79	12	38	129
Assets measured at net asset value[1]				209				181
Total				$361				$310

1 Balances reflect the investments that are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. Certain prior year amounts were reclassified to conform to current year presentation.
The following table presents the activity in Level 3 instruments for each fiscal year:

	2017	2016

	(In millions)
Balance, beginning of year	$38	$40
Actual return on plan assets:
Relating to assets still held at reporting date	(3)	(1)
Purchases, sales, settlements, net	1	—
Currency impact	2	(1)
Balance, end of year	$38	$38
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2017	2016	2015

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$13	$13	$15
Interest cost	10	13	13
Expected return on plan assets	(18)	(14)	(15)
Amortization of actuarial loss and prior service credit	(10)	3	7
Settlement and curtailment loss	—	(5)	(1)
Net periodic benefit cost (income)	$(5)	$10	$19
Weighted average assumptions
Discount rate	1.88%	2.82%	3.00%
Expected long-term return on assets	5.38%	5.38%	5.62%
Rate of compensation increase	2.69%	2.71%	2.74%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2018	$11
2019	11
2020	11
2021	12
2022	12
2023-2027	72
$129
Company contributions to these plans for fiscal 2018 are expected to be approximately $11 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable, including accrued deemed interest, totaled $63 million and $40 million at October 29, 2017 and October 30, 2016, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2017	2016	2015

	(In millions)
U.S.	$514	$199	$629
Foreign	3,217	1,814	969
	$3,731	$2,013	$1,598
The components of the provision for income taxes for each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Current:
U.S.	$67	$(36)	$134
Foreign	233	351	199
State	9	(2)	18
	309	313	351
Deferred:
U.S.	(11)	55	(194)
Foreign	(7)	(89)	69
State	6	13	(5)
	(12)	(21)	(130)
	$297	$292	$221
A reconciliation between the statutory U.S. federal income tax rate of 35 percent and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2017	2016	2015
Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Resolutions of prior years’ income tax filings	(1.9)	3.9	(4.9)
Effect of foreign operations taxed at various rates	(24.9)	(24.1)	(16.3)
State income taxes, net of federal benefit	0.3	0.6	0.9
Research and other tax credits	(0.7)	(1.3)	(0.2)
U.S. domestic production deduction	(0.2)	(0.2)	(0.6)
Share-based compensation	0.4	0.4	0.8
Other	—	0.2	(0.9)
	8.0%	14.5%	13.8%

The effective tax rate for fiscal 2017 was lower than fiscal 2016 primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income. In addition, the effective tax rate in fiscal 2016 included unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions as well as the reinstatement of the U.S. federal R&D tax credit retroactive to its expiration in December of 2015, neither of which reoccurred in fiscal 2017.
The effective tax rate for fiscal 2016 was higher than fiscal 2015 primarily due to resolutions and changes related to income tax liabilities for uncertain tax positions, partially offset by changes in the geographical composition of income. The effective tax rate for fiscal 2015 included an adjustment to decrease provision for income taxes of $28 million primarily to correct an error in the recognition of cost of sales in the U.S. related to intercompany sales. The impact of the adjustment to fiscal 2015 was determined to be immaterial on the originating periods and fiscal 2015.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are Singapore and Israel. The statutory tax rates for fiscal 2017 for Singapore and Israel are 17% and 24%, respectively. Applied has been granted conditional reduced tax rates for both jurisdictions that expire in fiscal 2026 and fiscal 2021, respectively, excluding potential renewals and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax rates was $452 million for fiscal 2017 or $0.42 per diluted share.
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

	October 29, 2017	October 30, 2016

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$13	$20
Inventory reserves and basis difference	156	151
Installation and warranty reserves	1	3
Accrued liabilities	31	53
Deferred revenue	15	17
Tax credits	317	210
Deferred compensation	81	45
Share-based compensation	53	55
Other	67	176
Gross deferred tax assets	734	730
Valuation allowance	(227)	(207)
Total deferred tax assets	507	523
Deferred tax liabilities:
Fixed assets	(36)	(29)
Intangible assets	(76)	(81)
Undistributed foreign earnings	(11)	(42)
Foreign exchange	(4)	—
Total gross deferred tax liabilities	(127)	(152)
Net deferred tax assets	$380	$371
The following table presents a summary of non-current deferred tax assets and liabilities:

	October 29, 2017	October 30, 2016

	(In millions)
Non-current deferred tax asset	$385	$372
Non-current deferred tax liability	(5)	(1)
	$380	$371

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Beginning balance	$207	$207	$173
Increases	20	27	40
Decreases	—	(27)	(6)
Ending balance	$227	$207	$207
For fiscal 2017, U.S. income taxes have not been provided for approximately $8.2 billion of cumulative undistributed earnings of several foreign subsidiaries. Applied intends to indefinitely reinvest these earnings in foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, Applied would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
At October 29, 2017, Applied has state research and development tax credit carryforwards of $221 million, including $199 million of credits that are carried over until exhausted and $22 million that are carried over for 15 years and begin to expire in fiscal 2025. Applied has net operating loss carryforwards in state jurisdictions of $3 million which begin to expire in fiscal 2018. Management believes it is more likely than not that all net operating loss and tax credit carryforwards at October 29, 2017, net of valuation allowance, will be utilized.
Applied’s income taxes payable have been reduced by the tax benefits associated with share-based compensation. These benefits, credited directly to additional paid-in capital with a corresponding reduction to taxes payable, amounted to $55 million, $23 million and $56 million for fiscal 2017, 2016 and 2015, respectively.
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

	2017	2016	2015

	(In millions)
Beginning balance of gross unrecognized tax benefits	$320	$177	$134
Settlements with tax authorities	(42)	(25)	(16)
Lapses of statutes of limitation	(15)	(2)	(1)
Increases in tax positions for current year	95	62	43
Increases in tax positions for prior years	33	109	21
Decreases in tax positions for prior years	—	(1)	(4)
Ending balance of gross unrecognized tax benefits	$391	$320	$177

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the provision for income taxes in the Consolidated Statements of Operations, a tax expense of $17 million, a tax expense of $24 million, and a tax benefit of $6 million, were realized in fiscal 2017, 2016 and 2015, respectively, related to interest and penalties on unrecognized tax benefits. The liability for interest and penalties for fiscal 2017, 2016 and 2015 was $46 million, $33 million and $14 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2017, 2016 and 2015 are $284 million, $302 million, and $167 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by approximately $116 million as a result of negotiations with taxing authorities and the expiration of statutes of limitation.
In fiscal 2017, Applied paid $29 million, including interest and penalties, as a result of a settlement of fiscal 2011 in Italy. This settlement resulted in the recognition of a tax expense of $6 million. In fiscal 2016, Applied accrued $25 million, including interest and penalties, as a result of a settlement of fiscal 2011 through fiscal 2015 in Switzerland. This settlement resulted in the recognition of a tax expense of $19 million. In fiscal 2015, Applied paid $19 million, including interest and penalties, as a result of a settlement of fiscal 2009 through fiscal 2011 in Italy and paid $2 million, including interest, as a result of a settlement of fiscal 2013 in Switzerland related to Varian. These settlements resulted in the recognition of a tax benefit of $10 million.
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

Note 14	Warranty, Guarantees, Commitments and Contingencies
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense for fiscal 2017, 2016 and 2015, was $34 million, $38 million and $32 million, respectively.
As of October 29, 2017, future minimum lease payments are expected to be as follows:

Lease Payments
Fiscal	(In millions)
2018	$33
2019	24
2020	16
2021	10
2022	7
Thereafter	11
$101

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Beginning balance	$153	$126	$113
Provisions for warranty	166	135	127
Changes in reserves related to preexisting warranty	1	(12)	(10)
Consumption of reserves	(121)	(96)	(104)
Ending balance	$199	$153	$126

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 29, 2017, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $57 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 29, 2017, Applied has provided parent guarantees to banks for approximately $140 million to cover these arrangements.
Legal Matters
Korea Criminal Proceedings
In 2010, the Seoul Eastern District Court began hearings on indictments brought by the Seoul Prosecutor’s Office for the Eastern District of Korea (the Prosecutor’s Office) alleging that employees of several companies improperly received and used confidential information belonging to Samsung Electronics Co., Ltd. (Samsung), a major Applied customer based in Korea. The individuals charged included the former head of Applied Materials Korea (AMK), who at the time of the indictment was a vice president of Applied Materials, Inc., and certain other AMK employees. Neither Applied nor any of its subsidiaries was named as a party to the proceedings. Hearings on these matters concluded in November 2012 and the Court issued its decision on February 7, 2013. As part of the ruling, nine AMK employees (including the former head of AMK) were acquitted of all charges, while one AMK employee was found guilty on some of the charges and received a suspended jail sentence. The Prosecutor’s Office and various individuals appealed the matter to the High Court. On June 20, 2014, the High Court rendered its decision, finding all defendants not guilty, including all ten AMK employees. Following appeal, on November 14, 2017, the Korean Supreme Court affirmed the decision of the High Court, and no further proceedings are expected on this matter.
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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 29, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
The Semiconductor Systems reportable segment is comprised primarily of semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, certain remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products.
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), equipment upgrades and flexible coating systems and other display technologies for TVs, personal computers, smart phones, and other consumer-oriented devices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2017:
Semiconductor Systems	$9,517	$3,173	$286	$150	$1,626	$1,760
Applied Global Services	3,017	817	15	21	564	762
Display and Adjacent Markets	1,900	502	12	17	190	367
Corporate and Other	103	(624)	94	157	(42)	41
Total	$14,537	$3,868	$407	$345	$2,338	$2,930
2016:
Semiconductor Systems	$6,873	$1,807	$277	$114	$1,524	$1,188
Applied Global Services	2,589	682	12	14	559	594
Display and Adjacent Markets	1,206	245	5	6	238	215
Corporate and Other	157	(582)	95	119	(42)	53
Total	$10,825	$2,152	$389	$253	$2,279	$2,050
2015:
Semiconductor Systems	$6,135	$1,410	$268	$115	$1,160	$1,079
Applied Global Services	2,447	630	10	12	483	555
Display and Adjacent Markets	944	191	6	13	129	176
Corporate and Other	133	(538)	87	75	(33)	23
Total	$9,659	$1,693	$371	$215	$1,739	$1,833

The reconciling items included in Corporate and Other were as follows:

	2017	2016	2015

	(In millions)
Unallocated net sales	$103	$157	$133
Unallocated cost of products sold and expenses	(507)	(538)	(523)
Share-based compensation	(220)	(201)	(187)
Certain items associated with terminated business combination	—	—	(50)
Gain on derivatives associated with terminated business combination	—	—	89
Total	$(624)	$(582)	$(538)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2017	2016	2015

	(In millions)
Net sales:
United States	$1,474	$1,143	$1,630
Korea	4,052	1,883	1,654
Taiwan	3,291	2,843	2,600
China	2,746	2,259	1,623
Japan	1,518	1,279	1,078
Europe	816	615	642
Southeast Asia	640	803	432
Total outside United States	13,063	9,682	8,029
Consolidated total	$14,537	$10,825	$9,659

	October 29, 2017	October 30, 2016

	(In millions)
Long-lived assets:
United States	$915	$798
Korea	21	12
Taiwan	50	34
China	47	44
Japan	8	8
Europe	47	34
Southeast Asia	98	85
Total outside United States	271	217
Consolidated total	$1,186	$1,015

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2017	2016	2015
Samsung Electronics Co., Ltd.	23%	13%	18%
Taiwan Semiconductor Manufacturing Company Limited	15%	16%	15%
Intel Corporation	*	11%	*
Micron Technology, Inc.	*	11%	*
______________________________
* Less than 10%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2017:
Net sales	$3,278	$3,546	$3,744	$3,969	$14,537
Gross profit	$1,445	$1,600	$1,700	$1,787	$6,532
Net income	$703	$824	$925	$982	$3,434
Earnings per diluted share	$0.65	$0.76	$0.85	$0.91	$3.17
2016:
Net sales	$2,257	$2,450	$2,821	$3,297	$10,825
Gross profit	$916	$1,004	$1,192	$1,399	$4,511
Net income	$286	$320	$505	$610	$1,721
Earnings per diluted share	$0.25	$0.29	$0.46	$0.56	$1.54

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Amended and Restated Bylaws of Applied Materials, Inc., amended as of December 8, 2015	8-K	000-06920	3.1	12/11/2015
4.1	Form of Indenture (including form of debt security) between Applied Materials, Inc. and Harris Trust Company of California, as Trustee	8-K	000-06920	4.1	8/17/1994
4.2	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.3	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.4	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.5	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/24/2012
10.9*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.10*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.11*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.12*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective October 28, 2012	10-K	000-06920	10.54	12/5/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.13*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.14*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.15*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.16*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.17*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.18*	Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	2/19/2015
10.19	Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	9/9/2015
10.20	Extension Agreement, dated as of September 3, 2017, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-06920	10.1	9/5/2017
10.21*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective July 15, 2015	10-K	000-06920	10.32	12/9/2015
10.22*	Applied Materials, Inc. 2016 Deferred Compensation Plan	10-K	000-06920	10.33	12/9/2015
10.23*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.1	5/25/2017
10.24*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 15, 2017
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary E. Dickerson, Daniel J. Durn and Thomas F. Larkins, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
******
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2017
Gary E. Dickerson
/S/ DANIEL J. DURN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 15, 2017
Daniel J. Durn
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 15, 2017
Charles W. Read

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 15, 2017
/S/ JUDY BRUNER
Judy Bruner	Director	December 15, 2017
/S/ XUN CHEN
Xun Chen	Director	December 15, 2017
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 15, 2017
/S/ STEPHEN R. FORREST
Stephen R. Forrest	Director	December 15, 2017
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 15, 2017
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 15, 2017
/S/ DENNIS D. POWELL
Dennis D. Powell	Director	December 15, 2017