Form 10-Q
period 2018-01-28
APPLIED MATERIALS INC /DE
filed 2018-02-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 28, 2018: 1,050,687,501

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 28, 2018	January 29, 2017

	(Unaudited)
Net sales	$4,204	$3,278
Cost of products sold	2,284	1,833
Gross profit	1,920	1,445
Operating expenses:
Research, development and engineering	488	417
Marketing and selling	126	118
General and administrative	110	103
Total operating expenses	724	638
Income from operations	1,196	807
Interest expense	59	38
Interest and other income, net	25	2
Income before income taxes	1,162	771
Provision for income taxes	1,027	68
Net income	$135	$703
Earnings per share:
Basic and diluted	$0.13	$0.65
Weighted average number of shares:
Basic	1,056	1,078
Diluted	1,071	1,089
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 28, 2018	January 29, 2017

	(Unaudited)
Net income	$135	$703
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	6	1
Change in unrealized net loss on derivative instruments	(19)	15
Change in defined and postretirement benefit plans	(2)	(7)
Other comprehensive (loss) income, net of tax	(15)	9
Comprehensive income	$120	$712
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 28, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$6,799	$5,010
Short-term investments	655	2,266
Accounts receivable, net	2,182	2,338
Inventories	3,125	2,930
Other current assets	268	374
Total current assets	13,029	12,918
Long-term investments	1,203	1,143
Property, plant and equipment, net	1,195	1,066
Goodwill	3,368	3,368
Purchased technology and other intangible assets, net	362	412
Deferred income taxes and other assets	506	512
Total assets	$19,663	$19,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,381	$2,450
Customer deposits and deferred revenue	2,018	1,665
Total current liabilities	4,399	4,115
Income taxes payable	1,158	392
Long-term debt	5,305	5,304
Other liabilities	295	259
Total liabilities	11,157	10,070
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	6,980	7,056
Retained earnings	18,288	18,258
Treasury stock	(16,694)	(15,912)
Accumulated other comprehensive loss	(79)	(64)
Total stockholders’ equity	8,506	9,349
Total liabilities and stockholders’ equity	$19,663	$19,419
Amounts as of January 28, 2018 are unaudited. Amounts as of October 29, 2017 are derived from the October 29, 2017 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 28, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 29, 2017	1,060	$11	$7,056	$18,258	917	$(15,912)	$(64)	$9,349
Net income	—	—	—	135	—	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	(105)	—	—	—	(105)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	5	—	(141)	—	—	—	—	(141)
Common stock repurchases	(15)	—	—	—	15	(782)	—	(782)
Balance at January 28, 2018	1,050	$11	$6,980	$18,288	932	$(16,694)	$(79)	$8,506

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 29, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	703	—	—	—	703
Other comprehensive income, net of tax	—	—	—	—	—	—	9	9
Dividends	—	—	—	(108)	—	—	—	(108)
Share-based compensation	—	—	54	—	—	—	—	54
Issuance under stock plans, net of tax benefit of $44 and other	6	—	(58)	—	—	—	—	(58)
Common stock repurchases	(4)	—	—	—	4	(130)	—	(130)
Balance at January 29, 2017	1,080	$11	$6,805	$15,847	893	$(14,870)	$(106)	$7,687

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 28, 2018	January 29, 2017

	(Unaudited)
Cash flows from operating activities:
Net income	$135	$703
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119	97
Share-based compensation	65	54
Deferred income taxes	41	25
Other	—	9
Changes in operating assets and liabilities:
Accounts receivable	156	(89)
Inventories	(195)	(231)
Other current and non-current assets	78	(42)
Accounts payable and accrued expenses	(125)	(56)
Customer deposits and deferred revenue	353	293
Income taxes payable	807	15
Other liabilities	32	14
Cash provided by operating activities	1,466	792
Cash flows from investing activities:
Capital expenditures	(203)	(64)
Cash paid for acquisitions, net of cash acquired	(5)	—
Proceeds from sales and maturities of investments	1,944	286
Purchases of investments	(384)	(589)
Cash provided by (used in) investing activities	1,352	(367)
Cash flows from financing activities:
Common stock repurchases	(782)	(130)
Tax withholding payments for vested equity awards	(141)	(102)
Payments of dividends to stockholders	(106)	(108)
Cash used in financing activities	(1,029)	(340)
Increase in cash and cash equivalents	1,789	85
Cash and cash equivalents — beginning of period	5,010	3,406
Cash and cash equivalents — end of period	$6,799	$3,491
Supplemental cash flow information:
Cash payments for income taxes	$78	$35
Cash refunds from income taxes	$40	$2
Cash payments for interest	$34	$34

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 (2017 Form 10-K). Applied’s results of operations for the three months ended January 28, 2018 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2018 and 2017 each contain 52 weeks, and the first three months of fiscal 2018 and 2017 each contained 13 weeks.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Adopted
Inventory Measurement. In July 2015, the Financial Accounting Standard Board (FASB) issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. Applied adopted this authoritative guidance in the first quarter of fiscal 2018 prospectively to measurement of inventory after the effective date. The adoption of this guidance did not have a material impact on Applied’s consolidated financial statements.
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to continue to estimate forfeitures expected to occur to determine the amount of compensation costs to be recognized in each period. The new standard also required recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital prospectively. In the first quarter of fiscal 2018, Applied recognized excess tax benefits of $51 million in the Consolidated Condensed Statements of Operations. Additionally, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by a net $146 million with a corresponding net increase in cash used in financing activities for the three months ended January 29, 2017.
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
Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax effects of intercompany asset transfers other than inventory. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions, except per share amounts)
Numerator:
Net income	$135	$703
Denominator:
Weighted average common shares outstanding	1,056	1,078
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	15	11
Denominator for diluted earnings per share	1,071	1,089
Basic and diluted earnings per share	$0.13	$0.65
Potentially dilutive securities	—	—

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive. Prior to the first quarter of fiscal 2018 and the adoption of the Accounting Standards Update (“ASU”) 2016-09 related to share-based compensation, the assumed tax benefits upon the exercise of options and vesting of restricted stock units were also included in this calculation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 28, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,469	$—	$—	$1,469
Cash equivalents:
Money market funds	3,766	—	—	3,766
Non-U.S. government securities*	40	—	—	40
Municipal securities	836	—	—	836
Commercial paper, corporate bonds and medium-term notes	688	—	—	688
Total Cash equivalents	5,330	—	—	5,330
Total Cash and Cash equivalents	$6,799	$—	$—	$6,799
Short-term and long-term investments:
U.S. Treasury and agency securities	$255	$—	$1	$254
Non-U.S. government securities*	10	—	—	10
Municipal securities	452	—	2	450
Commercial paper, corporate bonds and medium-term notes	563	—	2	561
Asset-backed and mortgage-backed securities	397	—	3	394
Total fixed income securities	1,677	—	8	1,669
Publicly traded equity securities	22	93	1	114
Equity investments in privately-held companies	75	—	—	75
Total short-term and long-term investments	$1,774	$93	$9	$1,858
Total Cash, Cash equivalents and Investments	$8,573	$93	$9	$8,657
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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at January 28, 2018:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$606	$606
Due after one through five years	674	668
No single maturity date**	494	584
	$1,774	$1,858
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 28, 2018 and January 29, 2017, gross realized gains and losses on investments were not material.
At January 28, 2018 and October 29, 2017, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities at January 28, 2018 and January 29, 2017 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three months ended January 28, 2018 or January 29, 2017. Impairment charges on equity investments in privately-held companies during the three months ended January 28, 2018 and January 29, 2017 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of January 28, 2018, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 28, 2018			October 29, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$3,766	$—	$3,766	$2,658	$—	$2,658
U.S. Treasury and agency securities	227	27	254	192	489	681
Non-U.S. government securities	—	50	50	—	216	216
Municipal securities	—	1,286	1,286	—	1,348	1,348
Commercial paper, corporate bonds and medium-term notes	—	1,249	1,249	—	1,619	1,619
Asset-backed and mortgage-backed securities	—	394	394	—	378	378
Publicly traded equity securities	114	—	114	99	—	99
Total	$4,107	$3,006	$7,113	$2,949	$4,050	$6,999
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 28, 2018 or January 29, 2017. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 28, 2018 or October 29, 2017.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. At January 28, 2018, equity investments in privately-held companies totaled $75 million, of which $65 million of these investments were accounted for under the cost method of accounting and $10 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. At October 29, 2017, equity investments in privately-held companies totaled $74 million, of which $65 million of these investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three months ended January 28, 2018 and January 29, 2017 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At January 28, 2018 and October 29, 2017, the carrying amount of long-term debt was $5.3 billion and the estimated fair value was $5.8 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at January 28, 2018 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 28, 2018 and January 29, 2017.
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
The fair values of foreign exchange derivative instruments at January 28, 2018 and October 29, 2017 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		January 28, 2018			January 29, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss) Recognized in AOCI	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(18)	$—	$—	$16	$—	$—
Foreign exchange contracts	Cost of products sold	—	8	2	—	(4)	(2)
Foreign exchange contracts	General and administrative	—	(1)	(2)	—	(3)	—
Interest rate contracts	Interest expense	—	(1)	—	—	(1)	—
Total		$(18)	$6	$—	$16	$(8)	$(2)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 28, 2018	January 29, 2017

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(8)	$31
Total		$(8)	$31

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 28, 2018.
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
Applied sold $376 million and $63 million of accounts receivable during the three months ended January 28, 2018 and January 29, 2017, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 28, 2018 and January 29, 2017. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $34 million at January 28, 2018 and October 29, 2017. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of January 28, 2018, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	January 28, 2018	October 29, 2017

	(In millions)
Inventories
Customer service spares	$626	$595
Raw materials	712	603
Work-in-process	524	468
Finished goods	1,263	1,264
	$3,125	$2,930

Included in finished goods inventory are $317 million at January 28, 2018, and $331 million at October 29, 2017, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $280 million and $281 million of evaluation inventory at January 28, 2018 and October 29, 2017, respectively.

	January 28, 2018	October 29, 2017

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$22	$57
Prepaid expenses and other	246	317
	$268	$374

	Useful Life	January 28, 2018	October 29, 2017

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$221	$160
Buildings and improvements	3-30	1,371	1,315
Demonstration and manufacturing equipment	3-5	1,170	1,129
Furniture, fixtures and other equipment	3-15	576	572
Construction in progress		162	135
Gross property, plant and equipment		3,500	3,311
Accumulated depreciation		(2,305)	(2,245)
		$1,195	$1,066

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 28, 2018	October 29, 2017

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,041	$945
Compensation and employee benefits	407	666
Warranty	204	199
Dividends payable	105	106
Income taxes payable	153	112
Other accrued taxes	64	70
Interest payable	59	38
Other	348	314
	$2,381	$2,450

	January 28, 2018	October 29, 2017

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$626	$381
Deferred revenue	1,392	1,284
	$2,018	$1,665

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	January 28, 2018	October 29, 2017

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$167	$160
Other	128	99
	$295	$259

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
As of January 28, 2018, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of January 28, 2018 and October 29, 2017 were as follows:

	January 28, 2018	October 29, 2017

	(In millions)
Semiconductor Systems	$2,151	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,368	$3,368
A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 28, 2018	October 29, 2017

	(In millions)
Purchased technology, net	$244	$288
Intangible assets - finite-lived, net	118	124
Total	$362	$412

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

Details of finite-lived intangible assets were as follows:

	January 28, 2018			October 29, 2017
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,251)	$(136)	$(1,387)	$(1,210)	$(131)	$(1,341)
Applied Global Services	(28)	(44)	(72)	(28)	(44)	(72)
Display and Adjacent Markets	(122)	(36)	(158)	(119)	(35)	(154)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,401)	$(225)	$(1,626)	$(1,357)	$(219)	$(1,576)
Carrying amount	$244	$118	$362	$288	$124	$412
Details of amortization expense by segment were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Semiconductor Systems	$46	$47
Display and Adjacent Markets	4	1
Total	$50	$48

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Amortization expense was charged to the following categories:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Cost of products sold	$45	$42
Research, development and engineering	—	1
Marketing and selling	5	5
Total	$50	$48
As of January 28, 2018, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2018 (remaining 9 months)	$148
2019	57
2020	52
2021	40
2022	65
Total	$362

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 28, 2018 and October 29, 2017, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At January 28, 2018, Applied did not have any commercial paper outstanding.
Debt outstanding as of January 28, 2018 and October 29, 2017 was as follows:

	Principal Amount
	January 28, 2018	October 29, 2017	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(12)	(12)
Total unamortized debt issuance costs	(33)	(34)
Total long-term debt	5,305	5,304

Total debt	$5,305	$5,304

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Other comprehensive income (loss) before reclassifications	6	(14)	—	—	(8)
Amounts reclassified out of AOCI	—	(5)	(2)	—	(7)
Other comprehensive income (loss), net of tax	6	(19)	(2)	—	(15)
Balance at January 28, 2018	$59	$(30)	$(122)	$14	$(79)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income (loss) before reclassifications	—	10	—	—	10
Amounts reclassified out of AOCI	1	5	(7)	—	(1)
Other comprehensive income (loss), net of tax	1	15	(7)	—	9
Balance at January 29, 2017	$31	$(3)	$(148)	$14	$(106)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 28, 2018 and January 29, 2017 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases, which was in addition to a $2.0 billion common stock repurchase program approved in June 2016. At January 28, 2018, $2.8 billion remained available for future stock repurchases under this repurchase program. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases.
The following table summarizes Applied’s stock repurchases for the three months ended January 28, 2018 and January 29, 2017:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(in millions, except per share amount)
Shares of common stock repurchased	15	4
Cost of stock repurchased	$782	$130
Average price paid per share	$53.41	$31.80
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
Dividends
In December 2017, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share, to be paid in March 2018. Dividends paid during the three months ended January 28, 2018 and January 29, 2017 totaled $106 million and $108 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders. In February 2018, the Board of Directors approved a quarterly cash dividend of $0.20 per share to be paid in June 2018.
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
During the three months ended January 28, 2018 and January 29, 2017, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Cost of products sold	$22	$17
Research, development and engineering	24	20
Marketing and selling	8	7
General and administrative	11	10
Total share-based compensation	$65	$54

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
At January 28, 2018, Applied had $481 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. At January 28, 2018, there were 82 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 20 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 28, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding at October 29, 2017	22	$23.96
Granted	5	$51.84
Vested	(8)	$21.72
Canceled	—	$26.81
Outstanding at January 28, 2018	19	$31.65
At January 28, 2018, 1 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2018, certain executive officers were granted awards that are subject to the achievement of specified performance goals. These awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date. Certain awards require the achievement of positive adjusted operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of adjusted operating margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount.
The fair value of these awards is estimated on the date of grant. If the goals are achieved, the awards will vest, provided that the grantee remains employed by Applied through each applicable vesting date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the awards that are probable to vest and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11    Income Taxes
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities will be subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied’s fiscal year 2018 will have a blended U.S. federal corporate tax rate of 23.4 percent based on the number of days before and after the effective date of the Tax Act.
The U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that will not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. Pursuant to this guidance, provisional adjustments were recorded when reasonable estimates could be determined. No adjustments were recorded when reasonable estimates could not be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the tax effects of the Tax Act will be completed during the measurement period.
The transition tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the transition tax, the amount of post-1986 E&P of relevant subsidiaries, as well as the amount of foreign income taxes paid on such earnings, must be calculated. A transition tax expense was recorded in the first fiscal quarter 2018 based on reasonable estimates of foreign subsidiaries E&P. Additional information is being gathered to more precisely compute the transition tax which will be completed during the measurement period.
Tax expense was also recorded based on the decrease in U.S. deferred tax assets due to the reduction of the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent. Tax expense from the decrease in net U.S. deferred tax assets may be affected by other analyses related to the Tax Act, including the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences. Valuation allowance analyses are affected by various provisions of the Tax Act (e.g., deemed repatriation of deferred foreign income, global intangible low taxed income inclusions and new categories of foreign tax credits). Since Applied has recorded provisional estimates related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
The Tax Act also includes provisions that do not affect Applied in fiscal 2018, including a provision designed to tax global intangible low-taxed income (“GILTI”). Due to the complexity of the GILTI tax rules, this provision and related tax accounting will continue to be evaluated. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). The calculation of the deferred balance with respect to the new GILTI tax provisions will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income are expected related to GILTI and, if so, what the impact is expected to be, and an accounting policy choice has not yet been made.
Applied’s effective tax rates for the first quarters of fiscal 2018 and 2017 were 88.4 percent and 8.8 percent, respectively. The effective tax rate for the first quarter of fiscal 2018 was higher compared to the same quarter in the prior year primarily due to $1.0 billion of income tax expense related to the Tax Act for the transition tax and the decrease in U.S. deferred tax assets. Tax expense in the first quarter of fiscal 2018 was partially offset by adoption of authoritative guidance for share-based compensation that resulted in the recognition of excess tax benefits of $51 million in provision for income taxes rather than paid-in capital, and by the effect of the lower U.S. federal corporate tax rate and changes in the geographical composition of income.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by approximately $13 million as a result of negotiations with taxing authorities and the expiration of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Beginning balance	$199	$153
Warranties issued	46	40
Change in reserves related to preexisting warranty	2	3
Consumption of reserves	(43)	(26)
Ending balance	$204	$170
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 28, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $72 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 28, 2018, Applied has provided parent guarantees to banks for approximately $141 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 28, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 28, 2018:
Semiconductor Systems	$2,847	$995
Applied Global Services	880	254
Display and Adjacent Markets	455	101
Corporate and Other	22	(154)
Total	$4,204	$1,196
January 29, 2017:
Semiconductor Systems	$2,150	$690
Applied Global Services	676	178
Display and Adjacent Markets	422	115
Corporate and Other	30	(176)
Total	$3,278	$807

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Unallocated net sales	$22	$30
Unallocated cost of products sold and expenses	(111)	(152)
Share-based compensation	(65)	(54)
Total	$(154)	$(176)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 28, 2018, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	20%
Taiwan Semiconductor Manufacturing Company Limited	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of January 28, 2018 should be read in conjunction with the financial statements for the fiscal year ended October 29, 2017 contained in the Company’s Form 10-K filed December 15, 2017.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions, except per share amounts and percentages)
Net sales	$4,204	$3,278	$926
Gross margin	45.7%	44.1%	1.6 points
Operating income	$1,196	$807	$389
Operating margin	28.4%	24.6%	3.8 points
Net income	$135	$703	$(568)
Earnings per diluted share	$0.13	$0.65	$(0.52)

Fiscal 2018 and 2017 each contains 52 weeks, and the first three months of fiscal 2018 and 2017 each contained 13 weeks.
During the first three months of fiscal 2018, healthy investment in semiconductor manufacturing equipment and services continued to be a strong driver of revenue.  Overall semiconductor systems revenue increased as foundry, logic and NAND demand remained strong, and DRAM demand increased, reflecting increasing memory requirements in smartphones and servers. Foundry customers invested in technology upgrades and new capacity to meet demand for advanced mobile chips and high-performance computing, and we saw continued demand for additional capacity at trailing geometries. Display equipment spending reflected continued investment in new technology and manufacturing equipment.  Customers prepared for broader adoption of OLED for mobile applications and invested in a new generation of equipment for producing larger LCD TVs.
The first quarter of fiscal 2018 included a one-time expense related to the enactment of recent U.S. tax legislation that reduced diluted earnings per share by $0.94.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018		January 29, 2017		Change

	(In millions, except percentages)
Semiconductor Systems	$2,847	68%	$2,150	65%	32%
Applied Global Services	880	21%	676	21%	30%
Display and Adjacent Markets	455	11%	422	13%	8%
Corporate and Other	22	—%	30	1%	(27)%
Total	$4,204	100%	$3,278	100%	28%

For the first quarter of fiscal 2018 compared to the same period in the prior year, net sales increased primarily due to increased customer investments in all segments, with majority of the increases resulting from investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales increased in the first quarter of fiscal 2018 compared to the same period in the prior year, and continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 28, 2018		January 29, 2017		Change

	(In millions, except percentages)
Korea	$1,230	29%	$670	20%	84%
Taiwan	756	18%	1,103	34%	(31)%
China	917	22%	647	20%	42%
Japan	481	12%	235	7%	105%
Southeast Asia	185	4%	97	3%	91%
Asia Pacific	3,569	85%	2,752	84%	30%
United States	371	9%	317	10%	17%
Europe	264	6%	209	6%	26%
Total	$4,204	100%	$3,278	100%	28%

The changes in net sales from customers in all regions in the first quarter of fiscal 2018 compared to the same period in the prior year primarily reflected changes in semiconductor equipment customer mix and spending in semiconductor spares and services. The increase in net sales from customers in Korea, China, and Japan for the first quarter of fiscal 2018 compared to the same period in the prior year, primarily reflected increased investments in semiconductor equipment and changes in semiconductor equipment customer mix. The decrease in net sales from customers in Taiwan primarily reflected decreased investments in semiconductor equipment, partially offset by increased investments in display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

Gross margin	45.7%	44.1%	1.6 points
Gross margin in the first quarter of fiscal 2018 increased compared to the same period in the prior year, primarily due to the increase in net sales and favorable product mix and materials cost savings. Gross margin during the three months ended January 28, 2018 and January 29, 2017 included $22 million and $17 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions)
Research, development and engineering	$488	$417	$71
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
RD&E expenses increased during the first quarter of fiscal 2018 compared to the same period in the prior year, primarily due to additional headcount and increased R&D program spending in Semiconductor Systems and Display and Adjacent Market segments. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. RD&E expenses during the three months ended January 28, 2018 and January 29, 2017 included $24 million and $20 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions)
Marketing and selling	$126	$118	$8
Marketing and selling expenses increased in the first quarter of fiscal 2018 compared to the same period in fiscal 2017, primarily due to additional headcount. Marketing and selling expenses during the three months ended January 28, 2018 and January 29, 2017 included $8 million and $7 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions)
General and administrative	$110	$103	$7
G&A expenses in the first quarter of fiscal 2018 increased compared to the same period in the prior year primarily due to additional headcount. G&A expenses during the three months ended January 28, 2018 and January 29, 2017 included $11 million and $10 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions)
Interest expense	$59	$38	$21
Interest and other income, net	$25	$2	$23
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015, and March 2017. Interest expense in the first quarter of fiscal 2018 increased compared to the same period in fiscal 2017, primarily due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net in the first quarter of fiscal 2018 increased compared to the same period in fiscal 2017 primarily driven by higher interest income from investments. Interest and other income, net in the first quarter of fiscal 2017 also included a $7 million loss related to impairment of certain strategic investments.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions, except percentages)
Provision for income taxes	$1,027	$68	$959
Effective tax rate	88.4%	8.8%	79.6 points
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
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities will be subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied’s fiscal year 2018 will have a blended U.S. federal corporate tax rate of 23.4 percent based on the number of days before and after the effective date of the Tax Act. The U.S. Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that will not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the tax effects of the Tax Act will be completed during the measurement period.
Applied’s effective tax rates for the first quarters of fiscal 2018 and 2017 were 88.4 percent and 8.8 percent, respectively. The effective tax rate for the first quarter of fiscal 2018 was higher compared to the same quarter in the prior year primarily due to $1.0 billion of income tax expense related to the Tax Act for the transition tax and the decrease in U.S. deferred tax assets. Tax expense in the first quarter of fiscal 2018 was partially offset by adoption of authoritative guidance for share-based compensation that resulted in the recognition of excess tax benefits of $51 million in provision for income taxes rather than paid-in capital, and by the effect of the lower U.S. federal corporate tax rate and changes in the geographical composition of income.

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
The market for Semiconductor Systems products and technologies has been characterized by continued investment by semiconductor manufacturers. During the first three months of fiscal 2018, healthy investment in semiconductor manufacturing equipment continued to be a strong driver of revenue.  Overall semiconductor systems revenue increased as foundry, logic and NAND demand remained strong, and DRAM demand increased, reflecting increasing memory requirements in smartphones and servers. Foundry customers invested in technology upgrades and new capacity to meet demand for advanced mobile chips and high performance computing, and we saw continued demand for additional capacity at trailing geometries.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$2,847	$2,150	$697	32%
Operating income	$995	$690	$305	44%
Operating margin	34.9%	32.1%		2.8 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017
Foundry	25%	50%
Dynamic random-access memory (DRAM)	25%	16%
Flash memory	37%	25%
Logic and other	13%	9%
	100%	100%
Net sales for the first quarter of fiscal 2018 increased compared to the same period in the prior year primarily due to higher spending from memory and logic customers, partially offset by lower spending from foundry customers. Operating income and operating margin for the first quarter of fiscal 2018 increased compared to the same period in the prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. Three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 51 percent of this segment’s total net sales, in the first quarter of fiscal 2018.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended
	January 28, 2018		January 29, 2017		Change

	(In millions, except percentages)
Korea	$1,013	36%	$500	23%	103%
Taiwan	$540	19%	$945	44%	(43)%

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
Demand for Applied Global Services’ service solutions are driven by Applied’s large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affect Applied Global Services’ sales of spares and services are primarily characterized by increases in semiconductor manufacturers’ wafer starts and continued strong utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and the company’s ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$880	$676	$204	30%
Operating income	$254	$178	$76	43%
Operating margin	28.9%	26.3%		2.6 points

Net sales for the first quarter of fiscal 2018 increased compared to the same period in the prior year primarily due to higher customer spending for spares and services. Operating income and operating margin for the first quarter of fiscal 2018 compared to the same period in the prior year increased due to higher net sales. In the first quarter of fiscal 2018, two customers each accounted for more than 10 percent of this segment’s total net sales.
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
The market environment for Applied’s Display and Adjacent Markets segment has been characterized by healthy demand for manufacturing equipment for high-end mobile devices and TV manufacturing equipment, although these markets remain susceptible to cyclical conditions. Uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$455	$422	$33	8%
Operating income	$101	$115	$(14)	(12)%
Operating margin	22.2%	27.3%		(5.1) points

Net sales for the first quarter of fiscal 2018 increased compared to the same period in the prior year primarily due to higher customer investments in mobile device manufacturing equipment, partially offset by lower TV display manufacturing equipment. Operating income and operating margin for the first quarter of fiscal 2018 decreased compared to the same period in the prior year, reflecting unfavorable product mix and higher RD&E spending, partially offset by increased net sales. In the first quarter of fiscal 2018, three customers accounted for approximately 52 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended
	January 28, 2018		January 29, 2017		Change

	(In millions, except percentages)
China	$268	59%	$286	68%	(6)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 28, 2018	October 29, 2017

	(In millions)
Cash and cash equivalents	$6,799	$5,010
Short-term investments	655	2,266
Long-term investments	1,203	1,143
Total cash, cash-equivalents and investments	$8,657	$8,419
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 28, 2018	January 29, 2017

	(In millions)
Cash provided by operating activities	$1,466	$792
Cash provided by (used in) investing activities	$1,352	$(367)
Cash used in financing activities	$(1,029)	$(340)
Operating Activities
Cash from operating activities for the three months ended January 28, 2018 was $1.5 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from the first quarter of fiscal 2017 to the first quarter of fiscal 2018 primarily due to a decrease in accounts receivable, partially offset by lower net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $376 million and $63 million of accounts receivable during the three months ended January 28, 2018 and January 29, 2017, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 28, 2018 or January 29, 2017.
Applied’s working capital was $8.6 billion at January 28, 2018 and $8.8 billion at October 29, 2017.

Days sales outstanding for the first quarter of fiscal 2018 was 47 days, a decrease compared to day sales outstanding of 66 days for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the decrease was primarily due to better revenue linearity and collection performance.
Investing Activities
Applied generated $1.4 billion of cash from investing activities during the three months ended January 28, 2018. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $1.6 billion and were partially offset by capital expenditures of $203 million during the three months ended January 28, 2018.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the three months ended January 28, 2018, Applied did not recognize any impairment of its fixed income securities. At January 28, 2018, gross unrealized losses related to Applied’s investment portfolio were not material.

Financing Activities
Applied used $1.0 billion of cash in financing activities during the three months ended January 28, 2018, consisting primarily of repurchases of common stock of $782 million, tax withholding payments for vested equity awards of $141 million and cash dividends to stockholders of $106 million.
In December 2017, Applied’s Board of Directors declared a quarterly cash dividend in the amount of $0.10 per share, to be paid in March 2018. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders. In February 2018, the Board of Directors approved a quarterly cash dividend of $0.20 per share to be paid in June 2018.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at January 28, 2018. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both January 28, 2018 and October 29, 2017, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At January 28, 2018, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of January 28, 2018. The indentures governing these notes include covenants with which Applied was in compliance at January 28, 2018. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 28, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $72 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 28, 2018, Applied Materials, Inc. has provided parent guarantees to banks for approximately $141 million to cover these arrangements.
Others
During the three months ended January 28, 2018, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts at January 28, 2018 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. During the three months ended January 28, 2018, Applied recorded a $1.0 billion tax charge associated with the Tax Act, which included an estimate of a one-time transition tax and represents the tax payable over eight years, with 8.0 percent of the balance due in each of the first five years. The transition tax eliminated the requirement that cash, cash equivalents and marketable securities held by certain foreign subsidiaries be subject to U.S income taxes if repatriated for U.S. operations. Accordingly, cash, cash equivalents and marketable securities held by all foreign subsidiaries may be repatriated for U.S. operation without being subject to U.S. income taxes. As of January 28, 2018, approximately $6.5 billion of cash, cash equivalents and marketable securities was held by foreign subsidiaries.
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
Inventory Valuation
Inventories are generally stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated net realizable value based upon assumptions about future demand. Applied evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering change orders and new products. If actual demand were to be substantially lower than estimated, additional adjustments for excess or obsolete inventory may be required, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; tax effect of share-based compensation; certain income tax items and other discrete adjustments. Additionally, the first quarter of fiscal 2018 non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 28, 2018	January 29, 2017
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,920	$1,445
Certain items associated with acquisitions[1]	45	42
Non-GAAP adjusted gross profit	$1,965	$1,487
Non-GAAP adjusted gross margin	46.7%	45.4%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,196	$807
Certain items associated with acquisitions[1]	49	47
Acquisition integration costs	1	1
Other gains, losses or charges, net	—	(3)
Non-GAAP adjusted operating income	$1,246	$852
Non-GAAP adjusted operating margin	29.6%	26.0%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$135	$703
Certain items associated with acquisitions[1]	49	47
Acquisition integration costs	1	1
Impairment (gain on sale) of strategic investments, net	(1)	5
Other gains, losses or charges, net	—	(3)
Income tax effect of share-based compensation[2]	(39)	—
Income tax effect of changes in applicable U.S. tax laws[3]	1,006	—
Resolution of prior years’ income tax filings and other tax items	(13)	(16)
Income tax effect of non-GAAP adjustments[4]	(3)	(5)
Non-GAAP adjusted net income	$1,135	$732

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2
In the first quarter of fiscal 2018, Applied adopted the accounting standard related to share-based compensation (ASU 2016-09), which resulted in a $51 million tax benefit on a GAAP basis; this benefit is being recognized ratably over the fiscal year on a non-GAAP basis.

3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 28, 2018	January 29, 2017

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.13	$0.65
Certain items associated with acquisitions	0.04	0.04
Income tax effect of share-based compensation	(0.04)	—
Income tax effect of changes in applicable U.S. tax laws	0.94	—
Resolution of prior years’ income tax filings and other tax items	(0.01)	(0.02)
Non-GAAP adjusted earnings per diluted share	$1.06	$0.67
Weighted average number of diluted shares	1,071	1,089

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 28, 2018	January 29, 2017

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$995	$690
Certain items associated with acquisitions[1]	46	46
Non-GAAP adjusted operating income	$1,041	$736
Non-GAAP adjusted operating margin	36.6%	34.2%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$254	$178
Acquisition integration costs	1	1
Non-GAAP adjusted operating income	$255	$179
Non-GAAP adjusted operating margin	29.0%	26.5%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$101	$115
Certain items associated with acquisitions[1]	3	—
Non-GAAP adjusted operating income	$104	$115
Non-GAAP adjusted operating margin	22.9%	27.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at January 28, 2018. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at January 28, 2018, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $22 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At January 28, 2018, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $588 million at January 28, 2018.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2018, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2017 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Uncertain economic and industry conditions also make it more challenging for Applied to forecast its operating results, make business decisions, and identify and prioritize the risks that may affect its businesses, sources and uses of cash, financial condition and results of operations. If Applied does not appropriately manage its business operations in response to changing economic and industry conditions, it could have a significant negative impact on its business performance and financial condition. Applied may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect Applied’s ability to capitalize on opportunities. Even during periods of economic uncertainty or lower revenues, Applied must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support its customers, which can have a negative impact on its operating margins and earnings.

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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the first quarter of fiscal 2018, approximately 91 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at January 28, 2018, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems. This data includes confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personally-identifiable information of individuals. Applied has experienced, and expects to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. Applied devotes significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation of intellectual property, and corruption or loss of confidential information and critical data (Applied’s and that of third parties); reputational damage; litigation with third parties; diminution in the value of Applied’s investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs.

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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition.
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that will not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. Pursuant to this guidance, provisional adjustments were recorded when reasonable estimates could be determined. No adjustments were recorded when reasonable estimates could not be determined. These provisional estimates will be revised as information becomes available and guidance is issued by the Internal Revenue Service, and changes in Applied’s provision for income taxes and effective tax rates could have a material impact on Applied’s results of operations and financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of January 28, 2018 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 30, 2017 to November 26, 2017)	1.4	$57.44	$81	1.4	$3,529
Month #2
(November 27, 2017 to December 24, 2017)	7.2	$52.28	375	7.2	$3,154
Month #3
(December 25, 2017 to January 28, 2018)	6.0	$53.80	326	6.0	$2,828
Total	14.6	$53.41	$782	14.6

*
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases, which was in addition to a $2.0 billion common stock repurchase program approved in June 2016.

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

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 22, 2018

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 22, 2018