Form 10-Q
period 2018-04-29
APPLIED MATERIALS INC /DE
filed 2018-05-24
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 29, 2018: 1,008,047,762

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(Unaudited)
Net sales	$4,567	$3,546	$8,771	$6,824
Cost of products sold	2,477	1,946	4,761	3,779
Gross profit	2,090	1,600	4,010	3,045
Operating expenses:
Research, development and engineering	509	437	997	854
Marketing and selling	130	116	256	234
General and administrative	124	107	234	210
Total operating expenses	763	660	1,487	1,298
Income from operations	1,327	940	2,523	1,747
Interest expense	56	44	115	82
Interest and other income, net	24	12	49	14
Income before income taxes	1,295	908	2,457	1,679
Provision for income taxes	166	84	1,193	152
Net income	$1,129	$824	$1,264	$1,527
Earnings per share:
Basic	$1.10	$0.76	$1.21	$1.42
Diluted	$1.09	$0.76	$1.20	$1.40
Weighted average number of shares:
Basic	1,029	1,078	1,042	1,078
Diluted	1,040	1,087	1,056	1,088
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(Unaudited)
Net income	$1,129	$824	$1,264	$1,527
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(7)	14	(1)	15
Change in unrealized net loss on derivative instruments	8	(15)	(11)	—
Change in defined and postretirement benefit plans	—	(3)	(2)	(10)
Other comprehensive income (loss), net of tax	1	(4)	(14)	5
Comprehensive income	$1,130	$820	$1,250	$1,532
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 29, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$4,870	$5,010
Short-term investments	482	2,266
Accounts receivable, net	2,665	2,338
Inventories	3,494	2,930
Other current assets	380	374
Total current assets	11,891	12,918
Long-term investments	1,214	1,143
Property, plant and equipment, net	1,257	1,066
Goodwill	3,368	3,368
Purchased technology and other intangible assets, net	313	412
Deferred income taxes and other assets	455	512
Total assets	$18,498	$19,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,619	$2,450
Customer deposits and deferred revenue	1,961	1,665
Total current liabilities	4,580	4,115
Income taxes payable	1,282	392
Long-term debt	5,306	5,304
Other liabilities	288	259
Total liabilities	11,456	10,070
Stockholders’ equity:
Common stock	10	11
Additional paid-in capital	7,087	7,056
Retained earnings	19,216	18,258
Treasury stock	(19,193)	(15,912)
Accumulated other comprehensive loss	(78)	(64)
Total stockholders’ equity	7,042	9,349
Total liabilities and stockholders’ equity	$18,498	$19,419
Amounts as of April 29, 2018 are unaudited. Amounts as of October 29, 2017 are derived from the October 29, 2017 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2017	1,060	$11	$7,056	$18,258	917	$(15,912)	$(64)	$9,349
Net income	—	—	—	1,264	—	—	—	1,264
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14)	(14)
Dividends	—	—	—	(306)	—	—	—	(306)
Share-based compensation	—	—	129	—	—	—	—	129
Issuance under stock plans	7	—	(98)	—	—	—	—	(98)
Common stock repurchases	(59)	(1)	—	—	59	(3,281)	—	(3,282)
Balance as of April 29, 2018	1,008	$10	$7,087	$19,216	976	$(19,193)	$(78)	$7,042

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 30, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	1,527	—	—	—	1,527
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Dividends	—	—	—	(215)	—	—	—	(215)
Share-based compensation	—	—	107	—	—	—	—	107
Issuance under stock plans, net of tax benefit of $48 and other	8	—	(17)	—	—	—	—	(17)
Common stock repurchases	(11)	—	—	—	11	(412)	—	(412)
Balance as of April 30, 2017	1,075	$11	$6,899	$16,564	900	$(15,152)	$(110)	$8,212

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 29, 2018	April 30, 2017

	(Unaudited)
Cash flows from operating activities:
Net income	$1,264	$1,527
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	227	200
Share-based compensation	129	107
Deferred income taxes	86	9
Other	11	9
Changes in operating assets and liabilities:
Accounts receivable	(326)	(98)
Inventories	(564)	(559)
Other current and non-current assets	(34)	(30)
Accounts payable and accrued expenses	100	67
Customer deposits and deferred revenue	296	411
Income taxes payable	860	43
Other liabilities	28	17
Cash provided by operating activities	2,077	1,703
Cash flows from investing activities:
Capital expenditures	(324)	(141)
Cash paid for acquisitions, net of cash acquired	(5)	(26)
Proceeds from sales and maturities of investments	2,432	887
Purchases of investments	(729)	(2,368)
Cash provided by (used in) investing activities	1,374	(1,648)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	2,176
Proceeds from common stock issuances	56	46
Common stock repurchases	(3,282)	(412)
Tax withholding payments for vested equity awards	(154)	(111)
Payments of dividends to stockholders	(211)	(216)
Cash provided by (used in) financing activities	(3,591)	1,483
Increase (decrease) in cash and cash equivalents	(140)	1,538
Cash and cash equivalents — beginning of period	5,010	3,406
Cash and cash equivalents — end of period	$4,870	$4,944
Supplemental cash flow information:
Cash payments for income taxes	$217	$65
Cash refunds from income taxes	$41	$8
Cash payments for interest	$110	$75

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 (2017 Form 10-K). Applied’s results of operations for the three and six months ended April 29, 2018 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2018 and 2017 each contain 52 weeks, and the first half of fiscal 2018 and 2017 each contained 26 weeks.
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
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to continue to estimate forfeitures expected to occur to determine the amount of compensation costs to be recognized in each period. The new standard also required recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital prospectively. In the six months ended April 29, 2018, Applied recognized an excess tax benefit of $53 million in the Consolidated Condensed Statements of Operations. Additionally, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by a net $159 million with a corresponding net decrease in cash provided by financing activities for the six months ended April 30, 2017.
Accounting Standards Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued authoritative guidance that allows stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) to be reclassified from accumulated other comprehensive income to retained earnings. The authoritative guidance will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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
Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for Applied in the first quarter of fiscal 2019, with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company makes any future modifications of share-based payment awards.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions, except per share amounts)
Numerator:
Net income	$1,129	$824	$1,264	$1,527
Denominator:
Weighted average common shares outstanding	1,029	1,078	1,042	1,078
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	9	14	10
Denominator for diluted earnings per share	1,040	1,087	1,056	1,088
Basic earnings per share	$1.10	$0.76	$1.21	$1.42
Diluted earnings per share	$1.09	$0.76	$1.20	$1.40
Potentially dilutive securities	—	—	—	—

Potentially dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive. Prior to the adoption of Accounting Standards Update (ASU) 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal 2018, the assumed tax benefits upon the exercise of options and vesting of restricted stock units were also included in this calculation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

April 29, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,468	$—	$—	$1,468
Cash equivalents:
Money market funds	1,894	—	—	1,894
Non-U.S. government securities*	80	—	—	80
Municipal securities	795	—	—	795
Commercial paper, corporate bonds and medium-term notes	633	—	—	633
Total Cash equivalents	3,402	—	—	3,402
Total Cash and Cash equivalents	$4,870	$—	$—	$4,870
Short-term and long-term investments:
U.S. Treasury and agency securities	$193	$—	$1	$192
Non-U.S. government securities*	49	—	—	49
Municipal securities	395	—	4	391
Commercial paper, corporate bonds and medium-term notes	456	—	4	452
Asset-backed and mortgage-backed securities	428	—	4	424
Total fixed income securities	1,521	—	13	1,508
Publicly traded equity securities	21	87	—	108
Equity investments in privately-held companies	80	—	—	80
Total short-term and long-term investments	$1,622	$87	$13	$1,696
Total Cash, Cash equivalents and Investments	$6,492	$87	$13	$6,566
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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of April 29, 2018:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$442	$442
Due after one through five years	651	642
No single maturity date**	529	612
	$1,622	$1,696
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 29, 2018 and April 30, 2017, gross realized gains and losses on investments were not material.
As of April 29, 2018 and October 29, 2017, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities as of April 29, 2018 and April 30, 2017 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and six months ended April 29, 2018 or April 30, 2017. Impairment charges on equity investments in privately-held companies during the three and six months ended April 29, 2018 and April 30, 2017 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of April 29, 2018, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 29, 2018			October 29, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,894	$—	$1,894	$2,658	$—	$2,658
U.S. Treasury and agency securities	166	26	192	192	489	681
Non-U.S. government securities	—	129	129	—	216	216
Municipal securities	—	1,186	1,186	—	1,348	1,348
Commercial paper, corporate bonds and medium-term notes	—	1,085	1,085	—	1,619	1,619
Asset-backed and mortgage-backed securities	—	424	424	—	378	378
Publicly traded equity securities	108	—	108	99	—	99
Total	$2,168	$2,850	$5,018	$2,949	$4,050	$6,999
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 29, 2018 or April 30, 2017. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 29, 2018 or October 29, 2017.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As of April 29, 2018, equity investments in privately-held companies totaled $80 million, of which $64 million of these investments were accounted for under the cost method of accounting and $16 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. As of October 29, 2017, equity investments in privately-held companies totaled $74 million, of which $65 million of these investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and six months ended April 29, 2018 and April 30, 2017 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 29, 2018 the carrying amount of long-term debt was $5.3 billion and the estimated fair value was $5.6 billion. As of October 29, 2017, the carrying amount of long-term debt was $5.3 billion and the estimated fair value was $5.8 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
During fiscal 2017, Applied entered into and settled interest rate lock agreements, with a total notional amount of $700 million to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and settled in conjunction with the issuance of debt in March 2017. The $14 million loss from the settlement of the interest rate lock agreement, which was included in accumulated other comprehensive loss (AOCI) in stockholders’ equity, is being amortized to interest expense over the term of the senior unsecured 10-year notes issued in March 2017.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 29, 2018 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 29, 2018 and April 30, 2017.
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
The fair values of foreign exchange derivative instruments as of April 29, 2018 and October 29, 2017 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		April 29, 2018			April 30, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$2	$—	$—	$2	$—	$—
Foreign exchange contracts	Cost of products sold	—	(12)	4	—	10	(2)
Foreign exchange contracts	General and administrative	—	5	(1)	—	3	(1)
Interest rate contracts	Interest expense	—	(1)	—	(14)	(1)	—
Total		$2	$(8)	$3	$(12)	$12	$(3)

		Six Months Ended
		April 29, 2018			April 30, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(16)	$—	$—	$18	$—	$—
Foreign exchange contracts	Cost of products sold	—	(4)	6	—	6	(3)
Foreign exchange contracts	General and administrative	—	4	(3)	—	—	(1)
Interest rate contracts	Interest expense	—	(2)	—	(14)	(1)	—
Total		$(16)	$(2)	$3	$4	$5	$(4)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(2)	$(6)	$(10)	$25
Total		$(2)	$(6)	$(10)	$25

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 29, 2018.
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
Applied sold $390 million and $766 million of accounts receivable during the three and six months ended April 29, 2018, respectively. Applied sold $86 million and $149 million of accounts receivable during the three and six months ended April 30, 2017, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 29, 2018 and April 30, 2017. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $34 million as of April 29, 2018 and October 29, 2017. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of April 29, 2018, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	April 29, 2018	October 29, 2017

	(In millions)
Inventories
Customer service spares	$707	$595
Raw materials	785	603
Work-in-process	601	468
Finished goods	1,401	1,264
	$3,494	$2,930

Included in finished goods inventory are $290 million as of April 29, 2018, and $331 million as of October 29, 2017, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $327 million and $281 million of evaluation inventory as of April 29, 2018 and October 29, 2017, respectively.

	April 29, 2018	October 29, 2017

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$133	$57
Prepaid expenses and other	247	317
	$380	$374

	Useful Life	April 29, 2018	October 29, 2017

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$221	$160
Buildings and improvements	3-30	1,387	1,315
Demonstration and manufacturing equipment	3-5	1,220	1,129
Furniture, fixtures and other equipment	3-15	601	572
Construction in progress		183	135
Gross property, plant and equipment		3,612	3,311
Accumulated depreciation		(2,355)	(2,245)
		$1,257	$1,066

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 29, 2018	October 29, 2017

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,164	$945
Compensation and employee benefits	480	666
Warranty	218	199
Dividends payable	202	106
Income taxes payable	82	112
Other accrued taxes	61	70
Interest payable	38	38
Other	374	314
	$2,619	$2,450

	April 29, 2018	October 29, 2017

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$536	$381
Deferred revenue	1,425	1,284
	$1,961	$1,665

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	April 29, 2018	October 29, 2017

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$165	$160
Other	123	99
	$288	$259

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Goodwill, Purchased Technology and Other Intangible Assets
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
As of April 29, 2018, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of April 29, 2018 and October 29, 2017 were as follows:

	April 29, 2018	October 29, 2017

	(In millions)
Semiconductor Systems	$2,151	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,368	$3,368
A summary of Applied’s purchased technology and intangible assets is set forth below:

	April 29, 2018	October 29, 2017

	(In millions)
Purchased technology, net	$199	$288
Intangible assets - finite-lived, net	114	124
Total	$313	$412

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

Details of finite-lived intangible assets were as follows:

	April 29, 2018			October 29, 2017
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,292)	$(140)	$(1,432)	$(1,210)	$(131)	$(1,341)
Applied Global Services	(29)	(44)	(73)	(28)	(44)	(72)
Display and Adjacent Markets	(125)	(36)	(161)	(119)	(35)	(154)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,446)	$(229)	$(1,675)	$(1,357)	$(219)	$(1,576)
Carrying amount	$199	$114	$313	$288	$124	$412
Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions)
Semiconductor Systems	$45	$45	$91	$92
Applied Global Services	1	1	1	1
Display and Adjacent Markets	3	—	7	1
Total	$49	$46	$99	$94

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions)
Cost of products sold	$45	$42	$90	$84
Research, development and engineering	—	—	—	1
Marketing and selling	4	4	9	9
Total	$49	$46	$99	$94
As of April 29, 2018, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2018 (remaining 6 months)	$99
2019	57
2020	52
2021	40
2022	65
Total	$313

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both April 29, 2018 and October 29, 2017, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of April 29, 2018, Applied did not have any commercial paper outstanding.
Debt outstanding as of April 29, 2018 and October 29, 2017 was as follows:

	Principal Amount
	April 29, 2018	October 29, 2017	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(12)	(12)
Total unamortized debt issuance costs	(32)	(34)
Total long-term debt	5,306	5,304

Total debt	$5,306	$5,304

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Other comprehensive loss before reclassifications	(3)	(13)	—	—	(16)
Amounts reclassified out of AOCI	2	2	(2)	—	2
Other comprehensive loss, net of tax	(1)	(11)	(2)	—	(14)
Balance as of April 29, 2018	$52	$(22)	$(122)	$14	$(78)

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income before reclassifications	14	3	—	—	17
Amounts reclassified out of AOCI	1	(3)	(10)	—	(12)
Other comprehensive income (loss), net of tax	15	—	(10)	—	5
Balance as of April 30, 2017	$45	$(18)	$(151)	$14	$(110)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 29, 2018 and April 30, 2017 were not material.
Stock Repurchase Program
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases. As of April 29, 2018, $6.3 billion remained available for future stock repurchases under these repurchase programs.
The following table summarizes Applied’s stock repurchases for the three and six months ended April 29, 2018 and April 30, 2017:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(in millions, except per share amount)
Shares of common stock repurchased	44	7	59	11
Cost of stock repurchased	$2,500	$282	$3,282	$412
Average price paid per share	$56.35	$38.15	$55.62	$35.89

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Dividends
In February 2018 and December 2017, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.20 per share and $0.10 per share, respectively. Dividends paid during the six months ended April 29, 2018 and April 30, 2017 totaled $211 million and $216 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and six months ended April 29, 2018 and April 30, 2017, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions)
Cost of products sold	$21	$16	$43	$33
Research, development and engineering	24	21	48	41
Marketing and selling	8	7	16	14
General and administrative	11	9	22	19
Total share-based compensation	$64	$53	$129	$107
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
As of April 29, 2018, Applied had $447 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. As of April 29, 2018, there were 82 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 19 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 29, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 29, 2017	22	$23.96
Granted	6	$51.91
Vested	(8)	$21.94
Canceled	(1)	$29.10
Outstanding as of April 29, 2018	19	$32.01
As of April 29, 2018, 1 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 1 million shares during the three and six months ended April 29, 2018 and 2 million shares during the three and six months ended April 30, 2017. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 29, 2018	April 30, 2017
ESPP:
Dividend yield	1.40%	1.09%
Expected volatility	35.5%	24.9%
Risk-free interest rate	1.83%	0.78%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$14.26	$8.08

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11    Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act includes a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied has a blended U.S. federal corporate tax rate of 23.4 percent for fiscal year 2018 based on the number of days before and after the effective date of the Tax Act.
The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting. Pursuant to this guidance, provisional adjustments were recorded when reasonable estimates could be determined. No adjustments were recorded when reasonable estimates could not be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the income tax effects of the Tax Act will be completed during the measurement period, which will not extend beyond one year from the Tax Act enactment date.
The transition tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries. To determine the amount of the transition tax, the amount of post-1986 E&P of foreign subsidiaries, as well as the amount of foreign income taxes paid on such earnings, must be calculated. Additional information is being gathered to more precisely compute the transition tax.
The Tax Act also includes provisions that do not affect Applied in fiscal 2018, including a provision designed to tax global intangible low-taxed income (“GILTI”). Due to the complexity of the GILTI tax rules, this provision and related tax accounting will continue to be evaluated. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). The calculation of the deferred balance with respect to the new GILTI tax provisions will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income are expected related to GILTI and, if so, what the impact is expected to be. An accounting policy choice has not yet been made.
Applied’s effective tax rates for the second quarter of fiscal 2018 and 2017 were 12.8 percent and 9.3 percent, respectively. The effective tax rate for the second quarter of fiscal 2018 was higher than in the same period in the prior year primarily due to $71 million of income tax expense in the second quarter of fiscal 2018 related to adjustments in the transition tax and the remeasurement of U.S. deferred tax assets under the Tax Act. Applied’s effective tax rates for the first half of fiscal 2018 and 2017 were 48.6 percent and 9.1 percent, respectively. The effective tax rate for the first half of fiscal 2018 was higher than in the same period in the prior year primarily due to $1.1 billion of income tax expense for the transition tax and the decrease in U.S. deferred tax assets under the Tax Act. This was partially offset by the recognition of a tax benefit of $53 million related to the adoption of authoritative guidance for share-based compensation, the effect of the lower U.S. federal corporate tax rate, and changes in the geographical composition of income.
During the next twelve months, it is reasonably possible that existing liabilities for unrecognized tax benefits could be reduced by approximately $44 million as a result of negotiations with taxing authorities and the expiration of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions)
Beginning balance	$204	$170	$199	$153
Warranties issued	53	42	99	82
Change in reserves related to preexisting warranty	(3)	(1)	(1)	2
Consumption of reserves	(36)	(29)	(79)	(55)
Ending balance	$218	$182	$218	$182
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $64 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 29, 2018, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 29, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 29, 2018:
Semiconductor Systems	$2,999	$1,071	$5,846	$2,066
Applied Global Services	943	278	1,823	532
Display and Adjacent Markets	600	162	1,055	263
Corporate and Other	25	(184)	47	(338)
Total	$4,567	$1,327	$8,771	$2,523
April 30, 2017:
Semiconductor Systems	$2,404	$808	$4,554	$1,498
Applied Global Services	724	194	1,400	372
Display and Adjacent Markets	391	84	813	199
Corporate and Other	27	(146)	57	(322)
Total	$3,546	$940	$6,824	$1,747

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

	(In millions)
Unallocated net sales	$25	$27	$47	$57
Unallocated cost of products sold and expenses	(145)	(120)	(256)	(272)
Share-based compensation	(64)	(53)	(129)	(107)
Total	$(184)	$(146)	$(338)	$(322)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 29, 2018, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	18%
Taiwan Semiconductor Manufacturing Company Limited	12%
Intel Corporation	12%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of April 29, 2018 should be read in conjunction with the financial statements for the fiscal year ended October 29, 2017 contained in the Company’s Form 10-K filed December 15, 2017.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-use demand, market and industry trends and outlooks, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions, except per share amounts and percentages)
Net sales	$4,567	$3,546	$1,021	$8,771	$6,824	$1,947
Gross margin	45.8%	45.1%	0.7 points	45.7%	44.6%	1.1 points
Operating income	$1,327	$940	$387	$2,523	$1,747	$776
Operating margin	29.1%	26.5%	2.6 points	28.8%	25.6%	3.2 points
Net income	$1,129	$824	$305	$1,264	$1,527	$(263)
Earnings per diluted share	$1.09	$0.76	$0.33	$1.20	$1.40	$(0.20)

Fiscal 2018 and 2017 each contains 52 weeks, and the first six months of fiscal 2018 and 2017 each contained 26 weeks.
During the first six months of fiscal 2018, healthy investment in semiconductor manufacturing equipment and services continued to be a strong driver of revenue. Overall semiconductor systems revenue increased as logic and NAND demand remained strong, and dynamic random-access memory (DRAM) demand increased, reflecting increasing memory requirements in smartphones and servers. Foundry customers invested in technology upgrades and new capacity to meet demand for advanced mobile chips and high-performance computing, and Applied saw continued demand for additional capacity at trailing geometries. Display equipment spending reflected continued investment in new technology and manufacturing equipment. Customers invested in a new generation of equipment for producing larger LCD TVs and continued to invest in new equipment for mobile devices.
The second quarter and first six months of fiscal 2018 included a one-time expense related to the enactment of recent U.S. tax legislation that reduced diluted earnings per share by $0.07 and $1.02, respectively.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	April 29, 2018		April 30, 2017		Change	April 29, 2018		April 30, 2017		Change

	(In millions, except percentages)
Semiconductor Systems	$2,999	66%	$2,404	68%	25%	$5,846	66%	$4,554	67%	28%
Applied Global Services	943	20%	724	20%	30%	1,823	21%	1,400	20%	30%
Display and Adjacent Markets	600	13%	391	11%	53%	1,055	12%	813	12%	30%
Corporate and Other	25	1%	27	1%	(7)%	47	1%	57	1%	(18)%
Total	$4,567	100%	$3,546	100%	29%	$8,771	100%	$6,824	100%	29%

For the second quarter and first six months of fiscal 2018 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in all segments, with majority of the increases resulting from investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	April 29, 2018		April 30, 2017		Change	April 29, 2018		April 30, 2017		Change

	(In millions, except percentages)
Korea	$1,248	27%	$942	27%	32%	$2,478	28%	$1,612	24%	54%
Taiwan	727	16%	863	24%	(16)%	1,483	17%	1,966	29%	(25)%
China	1,140	25%	728	21%	57%	2,057	23%	1,375	20%	50%
Japan	503	11%	332	9%	52%	984	11%	567	8%	74%
Southeast Asia	243	5%	109	3%	123%	428	5%	206	3%	108%
Asia Pacific	3,861	84%	2,974	84%	30%	7,430	84%	5,726	84%	30%
United States	394	9%	383	11%	3%	765	9%	700	10%	9%
Europe	312	7%	189	5%	65%	576	7%	398	6%	45%
Total	$4,567	100%	$3,546	100%	29%	$8,771	100%	$6,824	100%	29%

The changes in net sales in all regions in the second quarter and first half of fiscal 2018 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment customer mix and increased spending in display manufacturing equipment and semiconductor spares and services. The increase in net sales from customers in Korea, Japan, and Southeast Asia for the second quarter and first half of fiscal 2018 compared to the same periods in the prior year, primarily reflected increased investments in semiconductor equipment and changes in semiconductor equipment customer mix. The increase in net sales from customers in China for the second quarter and first half of fiscal 2018 compared to the same periods in the prior year primarily reflected increased investments in semiconductor equipment and display manufacturing equipment. The decrease in net sales from customers in Taiwan for the second quarter and first half of fiscal 2018 compared to the same periods in the prior year primarily reflected decreased investments in semiconductor equipment, partially offset by increased investments in display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

Gross margin	45.8%	45.1%	0.7 points	45.7%	44.6%	1.1 points
Gross margin in the second quarter and the first six months of fiscal 2018 increased compared to the same periods in the prior year primarily due to the increase in net sales and favorable product mix and materials cost savings.
Gross margin during the three months ended April 29, 2018 and April 30, 2017 included $21 million and $16 million of share-based compensation expense, respectively. Gross margin during the six months ended April 29, 2018 and April 30, 2017 included $43 million and $33 million of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions)
Research, development and engineering	$509	$437	$72	$997	$854	$143
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
RD&E expenses increased during the second quarter and first six months of fiscal 2018 compared to the same periods in the prior year primarily due to additional headcount and increased research and development program spending in Semiconductor Systems and Display and Adjacent Market segments. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy.
RD&E expenses during the three months ended April 29, 2018 and April 30, 2017 included $24 million and $21 million of share-based compensation expense, respectively. RD&E expenses during the six months ended April 29, 2018 and April 30, 2017 included $48 million and $41 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions)
Marketing and selling	$130	$116	$14	$256	$234	$22
Marketing and selling expenses increased in the second quarter and first six months of fiscal 2018 compared to the same periods in fiscal 2017 primarily due to additional headcount.
Marketing and selling expenses during the three months ended April 29, 2018 and April 30, 2017 included $8 million and $7 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended April 29, 2018 and April 30, 2017 included $16 million and $14 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions)
General and administrative	$124	$107	$17	$234	$210	$24
G&A expenses in the second quarter and first six months of fiscal 2018 increased compared to the same periods in the prior year primarily due to additional headcount.
G&A expenses during the three months ended April 29, 2018 and April 30, 2017 included $11 million and $9 million of share-based compensation expense, respectively. G&A expenses during the six months ended April 29, 2018 and April 30, 2017 included $22 million and $19 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions)
Interest expense	$56	$44	$12	$115	$82	$33
Interest and other income, net	$24	$12	$12	$49	$14	$35
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015 and March 2017. Interest expense in the second quarter and first six months of fiscal 2018 increased compared to the same periods in fiscal 2017 primarily due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net in the second quarter and first six months of fiscal 2018 increased compared to the same periods in fiscal 2017 primarily driven by higher interest income from investments.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 29, 2018	April 30, 2017	Change	April 29, 2018	April 30, 2017	Change

	(In millions, except percentages)
Provision for income taxes	$166	$84	$82	$1,193	$152	$1,041
Effective tax rate	12.8%	9.3%	3.5 points	48.6%	9.1%	39.5 points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied has a blended U.S. federal corporate tax rate of 23.4 percent for fiscal year 2018 based on the number of days before and after the effective date of the Tax Act.
The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the income tax effects of the Tax Act will be completed during the measurement period, which will not extend beyond one year from the Tax Act enactment date.
The effective tax rate for the second quarter was higher compared to the same period in the prior year primarily due to $71 million of income tax expense in the second quarter of fiscal 2018 related to adjustments in the transition tax and the remeasurement of U.S. deferred tax assets under the Tax Act. The effective tax rate for the first half of fiscal 2018 was higher than in the same period in the prior year primarily due to $1.1 billion of income tax expense for the transition tax and the decrease in U.S. deferred tax assets under the Tax Act. This was partially offset by the recognition of a tax benefit of $53 million related to the adoption of authoritative guidance for share-based compensation, the effect of the lower U.S. federal corporate tax rate, and changes in the geographical composition of income.

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
The market for Semiconductor Systems products and technologies has been characterized by continued investment by semiconductor manufacturers. During the first six months of fiscal 2018, healthy investment in semiconductor manufacturing equipment continued to be a strong driver of revenue. Overall semiconductor systems revenue increased as logic and NAND demand remained strong and DRAM demand increased, reflecting increasing memory requirements in smartphones and servers. Foundry customers invested in technology upgrades and new capacity to meet demand for advanced mobile chips and high performance computing, and Applied saw continued demand for additional capacity at trailing geometries.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 29, 2018	April 30, 2017	Change		April 29, 2018	April 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$2,999	$2,404	$595	25%	$5,846	$4,554	$1,292	28%
Operating income	$1,071	$808	$263	33%	$2,066	$1,498	$568	38%
Operating margin	35.7%	33.6%		2.1 points	35.3%	32.9%		2.4 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Foundry	21%	41%	23%	45%
Dynamic random-access memory (DRAM)	31%	19%	28%	18%
Flash memory	37%	33%	37%	29%
Logic and other	11%	7%	12%	8%
	100%	100%	100%	100%
Net sales for the second quarter and first half of fiscal 2018 increased compared to the same periods in the prior year primarily due to higher spending from memory and logic customers, partially offset by lower spending from foundry customers. Operating income and operating margin for the second quarter and first half of fiscal 2018 increased compared to the same periods in the prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. Five customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 79 percent of this segment’s total net sales, in the second quarter of fiscal 2018.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended					Six Months Ended
	April 29, 2018		April 30, 2017		Change	April 29, 2018		April 30, 2017		Change

	(In millions, except percentages)
Korea	$1,057	35%	$756	31%	40%	$2,070	35%	$1,256	28%	65%
Taiwan	$512	17%	$707	29%	(28)%	$1,052	18%	$1,653	36%	(36)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 29, 2018	April 30, 2017	Change		April 29, 2018	April 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$943	$724	$219	30%	$1,823	$1,400	$423	30%
Operating income	$278	$194	$84	43%	$532	$372	$160	43%
Operating margin	29.5%	26.8%		2.7 points	29.2%	26.6%		2.6 points

Net sales for the second quarter and first half of fiscal 2018 increased compared to the same periods in the prior year primarily due to higher customer spending for spares and services. Operating income and operating margin for the second quarter and first half of fiscal 2018 compared to the same periods in the prior year increased due to higher net sales. In the second quarter of fiscal 2018, two customers each accounted for more than 10 percent of this segment’s total net sales.
There was no region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the periods presented.
Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, personal computers, electronic tablets, smart phones, and other consumer-oriented devices, equipment upgrades and flexible coating systems. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale LCD TVs, OLEDs, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next generation mobile devices.
The market environment for Applied's Display and Adjacent Markets segment in the first half of fiscal 2018 was characterized by healthy demand for manufacturing equipment for mobile devices and TV manufacturing equipment, although these markets are susceptible to cyclical conditions. Uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.

Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 29, 2018	April 30, 2017	Change		April 29, 2018	April 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$600	$391	$209	53%	$1,055	$813	$242	30%
Operating income	$162	$84	$78	93%	$263	$199	$64	32%
Operating margin	27.0%	21.5%		5.5 points	24.9%	24.5%		0.4 points

Net sales for the second quarter and first half of fiscal 2018 increased compared to the same periods in the prior year primarily due to higher customer investments in TV display and mobile device manufacturing equipment. Operating income and operating margin for the second quarter increased compared to the same period in the prior year, reflecting higher net sales and favorable product mix, partially offset by higher RD&E spending. Operating income increased while operating margin remained relatively flat for the first half of fiscal 2018 compared to the same period in the prior year, reflecting higher revenue offset by increased RD&E spending. In the second quarter of fiscal 2018, four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 65 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Six Months Ended
	April 29, 2018		April 30, 2017		Change	April 29, 2018		April 30, 2017		Change

	(In millions, except percentages)
China	$439	73%	$216	55%	103%	$706	67%	$502	62%	41%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	April 29, 2018	October 29, 2017

	(In millions)
Cash and cash equivalents	$4,870	$5,010
Short-term investments	482	2,266
Long-term investments	1,214	1,143
Total cash, cash-equivalents and investments	$6,566	$8,419
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 29, 2018	April 30, 2017

	(In millions)
Cash provided by operating activities	$2,077	$1,703
Cash provided by (used in) investing activities	$1,374	$(1,648)
Cash provided by (used in) financing activities	$(3,591)	$1,483
Operating Activities
Cash from operating activities for the six months ended April 29, 2018 was $2.1 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased from the first half of fiscal 2017 to the first half of fiscal 2018 primarily due to an increase in income taxes payable, partially offset by an increase in accounts receivable and lower net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $766 million and $149 million of accounts receivable during the six months ended April 29, 2018 and April 30, 2017, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the six months ended April 29, 2018 or April 30, 2017.
Applied’s working capital was $7.3 billion as of April 29, 2018 and $8.8 billion as of October 29, 2017.

Days sales outstanding for the second quarter of fiscal 2018 was 53 days, a decrease compared to day sales outstanding of 61 days for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the decrease was primarily due to higher accounts receivable factoring and better collection performance.
Investing Activities
Applied generated $1.4 billion of cash from investing activities during the six months ended April 29, 2018. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $1.7 billion and were partially offset by capital expenditures of $324 million during the six months ended April 29, 2018.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the six months ended April 29, 2018, Applied did not recognize any impairment of its fixed income securities. As of April 29, 2018, gross unrealized losses related to Applied’s investment portfolio were not material.

Financing Activities
Applied used $3.6 billion of cash in financing activities during the six months ended April 29, 2018, consisting primarily of repurchases of common stock of $3.3 billion, tax withholding payments for vested equity awards of $154 million and cash dividends to stockholders of $211 million.
In February 2018 and December 2017, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.20 per share and $0.10 per share, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of April 29, 2018. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both April 29, 2018 and October 29, 2017, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of April 29, 2018, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of April 29, 2018. The indentures governing these notes include covenants with which Applied was in compliance as of April 29, 2018. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 29, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $64 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 29, 2018, Applied Materials, Inc. has provided parent guarantees to banks for approximately $150 million to cover these arrangements.
Others
During the six months ended April 29, 2018, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts as of April 29, 2018 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. During the six months ended April 29, 2018, Applied recorded a $1.1 billion tax charge associated with the Tax Act, which included an estimate of a one-time transition tax and represents the tax payable over eight years, with 8 percent of the balance due in each of the first five years. The transition tax eliminated the requirement that cash, cash equivalents and marketable securities held by certain foreign subsidiaries be subject to U.S income taxes if repatriated for U.S. operations. Accordingly, cash, cash equivalents and marketable securities held by all foreign subsidiaries may be repatriated for U.S. operation without being subject to U.S. income taxes.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; tax effect of share-based compensation; certain income tax items and other discrete adjustments. Additionally, the second quarter and first half of fiscal 2018 non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,090	$1,600	$4,010	$3,045
Certain items associated with acquisitions[1]	44	41	89	83
Non-GAAP adjusted gross profit	$2,134	$1,641	$4,099	$3,128
Non-GAAP adjusted gross margin	46.7%	46.3%	46.7%	45.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,327	$940	$2,523	$1,747
Certain items associated with acquisitions[1]	49	46	98	93
Acquisition integration costs	1	1	2	2
Other gains, losses or charges, net	—	—	—	(3)
Non-GAAP adjusted operating income	$1,377	$987	$2,623	$1,839
Non-GAAP adjusted operating margin	30.2%	27.8%	29.9%	26.9%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,129	$824	$1,264	$1,527
Certain items associated with acquisitions[1]	49	46	98	93
Acquisition integration costs	1	1	2	2
Impairment (gain on sale) of strategic investments, net	5	—	4	5
Other gains, losses or charges, net	—	—	—	(3)
Income tax effect of share-based compensation[2]	13	—	(26)	—
Income tax effect of changes in applicable U.S. tax laws[3]	71	—	1,077	—
Resolution of prior years’ income tax filings and other tax items	10	(6)	(3)	(22)
Income tax effect of non-GAAP adjustments[4]	(5)	(4)	(8)	(9)
Non-GAAP adjusted net income	$1,273	$861	$2,408	$1,593

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2
Applied adopted the accounting standard related to share-based compensation (ASU 2016-09) in the first quarter of fiscal 2018, which resulted in $53 million tax benefit on a GAAP basis for the six months ended April 29, 2018; this benefit is being recognized ratably over the fiscal year on a non-GAAP basis.

3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.09	$0.76	$1.20	$1.40
Certain items associated with acquisitions	0.04	0.04	0.09	0.08
Income tax effect of share-based compensation	0.01	—	(0.03)	—
Income tax effect of changes in applicable U.S. tax laws	0.07	—	1.02	—
Resolution of prior years’ income tax filings and other tax items	0.01	(0.01)	—	(0.02)
Non-GAAP adjusted earnings per diluted share	$1.22	$0.79	$2.28	$1.46
Weighted average number of diluted shares	1,040	1,087	1,056	1,088

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 29, 2018	April 30, 2017	April 29, 2018	April 30, 2017

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,071	$808	$2,066	$1,498
Certain items associated with acquisitions[1]	46	46	92	92
Non-GAAP adjusted operating income	$1,117	$854	$2,158	$1,590
Non-GAAP adjusted operating margin	37.2%	35.5%	36.9%	34.9%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$278	$194	$532	$372
Acquisition integration costs	—	1	1	2
Non-GAAP adjusted operating income	$278	$195	$533	$374
Non-GAAP adjusted operating margin	29.5%	26.9%	29.2%	26.7%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$162	$84	$263	$199
Certain items associated with acquisitions[1]	3	—	6	—
Acquisition integration costs	1	—	1	—
Non-GAAP adjusted operating income	$166	$84	$270	$199
Non-GAAP adjusted operating margin	27.7%	21.5%	25.6%	24.5%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.5 billion as of April 29, 2018. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of April 29, 2018, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $21 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of April 29, 2018, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.6 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $546 million as of April 29, 2018.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2018, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Uncertain global economic and business conditions, along with uncertainties and volatility in the financial markets, national debt and fiscal concerns in various regions, pose challenges to the industries in which Applied operates. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain Applied customers to push out, cancel, or refrain from purchasing for equipment or services, which may have an adverse impact on Applied’s revenues, results of operations and financial condition. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales, additional inventory or bad debt expense for Applied. Economic and industry uncertainty may similarly affect suppliers, which could impair their ability to deliver parts and negatively affect Applied’s ability to manage operations and deliver its products. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the second quarter of fiscal 2018, approximately 91 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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

•
variations among, and changes in, local, regional, national or international laws and regulations, including contract, intellectual property, cybersecurity, data privacy, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;

•
global trade issues and changes in and uncertainties with respect to trade policies, including the ability to obtain required import and export licenses, trade sanctions, tariffs, and international trade disputes;

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

Increases in tariffs, additional taxes or trade barriers may increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, government authorities may impose conditions that require the use of local suppliers or partnerships with local companies, require the license or other transfer of intellectual property, or engage in other efforts to promote local businesses and local competitors, which could have a significant adverse impact on Applied’s business. Many of these challenges are present in China and Korea, markets that represent significant long-term growth opportunities for Applied businesses.
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

•	increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•	trade, regulatory or tax policies impacting the timing of customers’ investment in new or expanded fabrication plants;

•	differences in growth rates among the semiconductor, display and other industries in which Applied operates;

•	the increasing importance of establishing, improving and maintaining strong relationships with customers;

•	the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;

•	the need for customers to continually reduce the total cost of manufacturing system ownership;

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
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s display products and services, including:

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
Applied’s customer base is highly concentrated, and has become increasingly concentrated as a result of continued consolidation. Applied’s customer base is also geographically concentrated. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, revenue and gross margins.

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

•
inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, privacy policies and procedures, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement as of April 29, 2018, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, including components and subassemblies, from suppliers, including contract manufacturers. The inability to timely obtain sufficient quantities of parts can have an adverse impact on Applied’s manufacturing operations and ability to meet customer demand for equipment, spares and services. Some key parts are subject to long lead-times or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Variable industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. These conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials;

•	difficulties or delays in obtaining required import or export approvals;

•	shipment delays due to transportation interruptions or capacity constraints;

•	information technology or infrastructure failures, including those of a third party supplier or service provider; and

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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or third party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personally-identifiable information of individuals. All information systems are subject to disruption, breach or failure. Applied has experienced, and expects to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse to individual attempts to gain unauthorized access to these information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. Applied devotes significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption; the misappropriation of intellectual property, and corruption or loss of confidential information and critical data (Applied’s and that of third parties); reputational damage; litigation with third parties; diminution in the value of Applied’s investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. Compliance with, and changes to, laws and regulations concerning privacy and information security could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties.

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
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. No adjustments were recorded when reasonable estimates could not be determined. These provisional estimates will be revised as information becomes available and guidance is issued by the Internal Revenue Service, and changes in Applied’s provision for income taxes and effective tax rates could have a material impact on Applied’s results of operations and financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of April 29, 2018 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 29, 2018 to February 25, 2018)	12.2	$56.04	$683	12.2	$8,145
Month #2
(February 26, 2018 to March 25, 2018)	19.0	$58.37	1,107	19.0	$7,038
Month #3
(March 26, 2018 to April 29, 2018)	13.2	$53.73	710	13.2	$6,328
Total	44.4	$56.35	$2,500	44.4

*
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases.

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
May 24, 2018

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 24, 2018