Form 10-Q
period 2018-07-29
APPLIED MATERIALS INC /DE
filed 2018-08-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 29, 2018: 982,990,521

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 29, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(Unaudited)
Net sales	$4,468	$3,744	$13,239	$10,568
Cost of products sold	2,441	2,044	7,202	5,823
Gross profit	2,027	1,700	6,037	4,745
Operating expenses:
Research, development and engineering	504	454	1,501	1,308
Marketing and selling	138	117	394	351
General and administrative	128	106	362	316
Total operating expenses	770	677	2,257	1,975
Income from operations	1,257	1,023	3,780	2,770
Interest expense	59	59	174	141
Interest and other income, net	41	14	90	28
Income before income taxes	1,239	978	3,696	2,657
Provision for income taxes	66	53	1,259	205
Net income	$1,173	$925	$2,437	$2,452
Earnings per share:
Basic	$1.18	$0.86	$2.37	$2.28
Diluted	$1.17	$0.85	$2.35	$2.26
Weighted average number of shares:
Basic	994	1,071	1,026	1,076
Diluted	1,005	1,083	1,039	1,087
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(Unaudited)
Net income	$1,173	$925	$2,437	$2,452
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(18)	10	(19)	25
Change in unrealized net loss on derivative instruments	16	1	5	1
Change in defined and postretirement benefit plans	—	(2)	(2)	(12)
Other comprehensive income (loss), net of tax	(2)	9	(16)	14
Comprehensive income	$1,171	$934	$2,421	$2,466
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 29, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$3,374	$5,010
Short-term investments	610	2,266
Accounts receivable, net	2,882	2,338
Inventories	3,681	2,930
Other current assets	342	374
Total current assets	10,889	12,918
Long-term investments	1,613	1,143
Property, plant and equipment, net	1,321	1,066
Goodwill	3,368	3,368
Purchased technology and other intangible assets, net	263	412
Deferred income taxes and other assets	429	512
Total assets	$17,883	$19,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,741	$2,450
Customer deposits and deferred revenue	1,581	1,665
Total current liabilities	4,322	4,115
Income taxes payable	1,148	392
Long-term debt	5,308	5,304
Other liabilities	280	259
Total liabilities	11,058	10,070
Stockholders’ equity:
Common stock	10	11
Additional paid-in capital	7,145	7,056
Retained earnings	20,191	18,258
Treasury stock	(20,444)	(15,912)
Accumulated other comprehensive loss	(77)	(64)
Total stockholders’ equity	6,825	9,349
Total liabilities and stockholders’ equity	$17,883	$19,419
Amounts as of July 29, 2018 are unaudited. Amounts as of October 29, 2017 are derived from the October 29, 2017 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2017	1,060	$11	$7,056	$18,258	917	$(15,912)	$(64)	$9,349
Adoption of new accounting standards (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	2,437	—	—	—	2,437
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	(16)
Dividends	—	—	—	(501)	—	—	—	(501)
Share-based compensation	—	—	193	—	—	—	—	193
Issuance under stock plans	7	—	(104)	—	—	—	—	(104)
Common stock repurchases	(84)	(1)	—	—	84	(4,532)	—	(4,533)
Balance as of July 29, 2018	983	$10	$7,145	$20,191	1,001	$(20,444)	$(77)	$6,825
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 30, 2017	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	2,452	—	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	—	14	14
Dividends	—	—	—	(321)	—	—	—	(321)
Share-based compensation	—	—	162	—	—	—	—	162
Issuance under stock plans, net of tax benefit of $51 and other	8	—	(21)	—	—	—	—	(21)
Common stock repurchases	(20)	—	—	—	20	(787)	—	(787)
Balance as of July 30, 2017	1,066	$11	$6,950	$17,383	909	$(15,527)	$(101)	$8,716

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 29, 2018	July 30, 2017

	(Unaudited)
Cash flows from operating activities:
Net income	$2,437	$2,452
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	337	302
Share-based compensation	193	162
Deferred income taxes	112	6
Other	4	15
Changes in operating assets and liabilities:
Accounts receivable	(543)	26
Inventories	(751)	(825)
Other current and non-current assets	2	(114)
Accounts payable and accrued expenses	214	272
Customer deposits and deferred revenue	(84)	740
Income taxes payable	764	13
Other liabilities	25	31
Cash provided by operating activities	2,710	3,080
Cash flows from investing activities:
Capital expenditures	(457)	(221)
Cash paid for acquisitions, net of cash acquired	(5)	(56)
Proceeds from sales and maturities of investments	2,823	1,822
Purchases of investments	(1,661)	(3,542)
Cash provided by (used in) investing activities	700	(1,997)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	2,176
Debt repayments	—	(205)
Proceeds from common stock issuances	56	47
Common stock repurchases	(4,532)	(787)
Tax withholding payments for vested equity awards	(160)	(119)
Payments of dividends to stockholders	(410)	(323)
Cash provided by (used in) financing activities	(5,046)	789
Increase (decrease) in cash and cash equivalents	(1,636)	1,872
Cash and cash equivalents — beginning of period	5,010	3,406
Cash and cash equivalents — end of period	$3,374	$5,278
Supplemental cash flow information:
Cash payments for income taxes	$281	$168
Cash refunds from income taxes	$51	$17
Cash payments for interest	$143	$110

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 29, 2017 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 29, 2017 (2017 Form 10-K). Applied’s results of operations for the three and nine months ended July 29, 2018 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2018 and 2017 each contain 52 weeks, and the first nine months of fiscal 2018 and 2017 each contained 39 weeks.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Adopted
Inventory Measurement. In July 2015, the Financial Accounting Standard Board (FASB) issued authoritative guidance that requires inventory to be measured at the lower of cost and net realizable value instead of at lower of cost or market. This guidance does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method but applies to all other inventory including those measured using first-in, first-out (FIFO) or the average cost method. Applied adopted this authoritative guidance in the first quarter of fiscal 2018 prospectively to the measurement of inventory after the effective date. The adoption of this guidance did not have a material impact on Applied’s consolidated financial statements.
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to continue to estimate forfeitures expected to occur to determine the amount of compensation costs to be recognized in each period. The new standard also required recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital prospectively. In the nine months ended July 29, 2018, Applied recognized an excess tax benefit of $51 million in the Consolidated Condensed Statements of Operations. Additionally, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by a net $170 million with a corresponding net decrease in cash provided by financing activities for the nine months ended July 30, 2017.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued authoritative guidance that allows stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) to be reclassified from accumulated other comprehensive income to retained earnings. Applied adopted this guidance at the beginning of the third quarter of fiscal 2018. The stranded income tax effects related to the Tax Act were reclassified from accumulated other comprehensive income to retained earnings in the consolidated statements of stockholders' equity as of July 29, 2018.
Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. Applied adopted this guidance in the third quarter of fiscal 2018 on a prospective basis. The impact of the adoption of this guidance will depend on whether the Company makes any future modifications of share-based payment awards.
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
In fiscal 2016, Applied established a project steering committee and cross-functional implementation team that has identified potential differences that would result from applying the requirements of the new standard to Applied’s revenue contracts. In addition, the implementation team has identified and is now implementing changes to business processes, systems and controls to support recognition and disclosure under the new standard.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

While the Company’s evaluation of the impact of this new guidance is not complete, Applied currently expects that the new standard will have the following impact:

•
Revenue related to the sale of equipment and spares will generally continue to be recognized at a point in time upon the transfer of control. Under this new guidance, the point of time at which revenue is recognized for certain of these products is expected to be earlier than under current revenue recognition guidance as there will be fewer constraints related to customer acceptance.

•Revenue related to the sale of services will generally continue to be recognized over time as the services are performed.
•Disclosures related to revenue recognition, including contract balances and revenue disaggregation, will be expanded.
Applied will continue to complete its evaluation of the effect of this new guidance on the Company’s financial position, results of operations and its ongoing financial reporting, and its preliminary assessments are subject to change.

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

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions, except per share amounts)
Numerator:
Net income	$1,173	$925	$2,437	$2,452
Denominator:
Weighted average common shares outstanding	994	1,071	1,026	1,076
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	11	12	13	11
Denominator for diluted earnings per share	1,005	1,083	1,039	1,087
Basic earnings per share	$1.18	$0.86	$2.37	$2.28
Diluted earnings per share	$1.17	$0.85	$2.35	$2.26
Potentially dilutive securities	—	—	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 29, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,364	$—	$—	$1,364
Cash equivalents:
Money market funds	1,596	—	—	1,596
Non-U.S. government securities*	2	—	—	2
Municipal securities	119	—	—	119
Commercial paper, corporate bonds and medium-term notes	292	—	—	292
Asset-backed and mortgage-backed securities	1	—	—	1
Total Cash equivalents	2,010	—	—	2,010
Total Cash and Cash equivalents	$3,374	$—	$—	$3,374
Short-term and long-term investments:
U.S. Treasury and agency securities	$336	$—	$2	$334
Non-U.S. government securities*	10	—	—	10
Municipal securities	417	—	2	415
Commercial paper, corporate bonds and medium-term notes	722	—	3	719
Asset-backed and mortgage-backed securities	586	—	4	582
Total fixed income securities	2,071	—	11	2,060
Publicly traded equity securities	20	61	—	81
Equity investments in privately-held companies	82	—	—	82
Total short-term and long-term investments	$2,173	$61	$11	$2,223
Total Cash, Cash equivalents and Investments	$5,547	$61	$11	$5,597
 _________________________
* Includes agency debt securities guaranteed by Canada.

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
 _________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

 Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of July 29, 2018:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$556	$555
Due after one through five years	929	923
No single maturity date**	688	745
	$2,173	$2,223
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 29, 2018, gross realized gains on investments were $13 million and $14 million, respectively, and the gross realized losses on investments for these periods were not material. During the three and nine months ended July 30, 2017, gross realized gains and losses on investments were not material.
As of July 29, 2018 and October 29, 2017, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed-income securities as of July 29, 2018 and July 30, 2017 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and nine months ended July 29, 2018 or July 30, 2017. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 29, 2018 and July 30, 2017 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of July 29, 2018, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 29, 2018			October 29, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,596	$—	$1,596	$2,658	$—	$2,658
U.S. Treasury and agency securities	303	31	334	192	489	681
Non-U.S. government securities	—	12	12	—	216	216
Municipal securities	—	534	534	—	1,348	1,348
Commercial paper, corporate bonds and medium-term notes	—	1,011	1,011	—	1,619	1,619
Asset-backed and mortgage-backed securities	—	583	583	—	378	378
Publicly traded equity securities	81	—	81	99	—	99
Total	$1,980	$2,171	$4,151	$2,949	$4,050	$6,999
There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 29, 2018 or July 30, 2017. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 29, 2018 or October 29, 2017.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As of July 29, 2018, equity investments in privately-held companies totaled $82 million, of which $65 million of these investments were accounted for under the cost method of accounting and $17 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. As of October 29, 2017, equity investments in privately-held companies totaled $74 million, of which $65 million of these investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 29, 2018 and July 30, 2017 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 29, 2018 the aggregate principal amount of long-term debt was $5.4 billion and the estimated fair value was $5.6 billion. As of October 29, 2017, the aggregate principal amount of long-term debt was $5.4 billion and the estimated fair value was $5.8 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 29, 2018 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 29, 2018 and July 30, 2017.
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
The fair values of foreign exchange derivative instruments as of July 29, 2018 and October 29, 2017 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		July 29, 2018			July 30, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$11	$—	$—	$6	$—	$—
Foreign exchange contracts	Cost of products sold	—	(3)	7	—	1	—
Foreign exchange contracts	General and administrative	—	(6)	(2)	—	3	(1)
Interest rate contracts	Interest expense	—	(1)	—	—	(1)	—
Total		$11	$(10)	$5	$6	$3	$(1)

		Nine Months Ended
		July 29, 2018			July 30, 2017
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(5)	$—	$—	$24	$—	$—
Foreign exchange contracts	Cost of products sold	—	(7)	13	—	7	(3)
Foreign exchange contracts	General and administrative	—	(2)	(5)	—	3	(2)
Interest rate contracts	Interest expense	—	(3)	—	(14)	(2)	—
Total		$(5)	$(12)	$8	$10	$8	$(5)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$2	$9	$(8)	$34
Total		$2	$9	$(8)	$34

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 29, 2018.
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
Applied sold $271 million and $1 billion of accounts receivable during the three and nine months ended July 29, 2018, respectively. Applied sold $211 million and $360 million of accounts receivable during the three and nine months ended July 30, 2017, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 29, 2018 and July 30, 2017. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $34 million as of July 29, 2018 and October 29, 2017. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 29, 2018, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 7	Balance Sheet Detail

	July 29, 2018	October 29, 2017

	(In millions)
Inventories
Customer service spares	$829	$595
Raw materials	978	603
Work-in-process	603	468
Finished goods	1,271	1,264
	$3,681	$2,930

Included in finished goods inventory are $129 million as of July 29, 2018, and $331 million as of October 29, 2017, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $342 million and $281 million of evaluation inventory as of July 29, 2018 and October 29, 2017, respectively.

	July 29, 2018	October 29, 2017

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$53	$57
Prepaid expenses and other	289	317
	$342	$374

	Useful Life	July 29, 2018	October 29, 2017

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$221	$160
Buildings and improvements	3-30	1,419	1,315
Demonstration and manufacturing equipment	3-5	1,261	1,129
Furniture, fixtures and other equipment	3-5	625	572
Construction in progress		198	135
Gross property, plant and equipment		3,724	3,311
Accumulated depreciation		(2,403)	(2,245)
		$1,321	$1,066

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 29, 2018	October 29, 2017

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,094	$945
Compensation and employee benefits	625	666
Warranty	220	199
Dividends payable	197	106
Income taxes payable	121	112
Other accrued taxes	64	70
Interest payable	59	38
Other	361	314
	$2,741	$2,450

	July 29, 2018	October 29, 2017

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$410	$381
Deferred revenue	1,171	1,284
	$1,581	$1,665

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	July 29, 2018	October 29, 2017

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$159	$160
Other	121	99
	$280	$259

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Business Combinations
During the first nine months of fiscal 2017, Applied completed two acquisitions to complement Applied's existing product offerings and to provide opportunities for future growth within Applied's Display and Adjacent Markets segment.
Pro forma results of operations for these acquisitions were not presented because they were not material to Applied's consolidated results of operations. The acquired businesses were included in the results for the Display and Adjacent Markets segment.
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
As of July 29, 2018, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.

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
Details of goodwill as of July 29, 2018 and October 29, 2017 were as follows:

	July 29, 2018	October 29, 2017

	(In millions)
Semiconductor Systems	$2,151	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,368	$3,368
A summary of Applied’s purchased technology and intangible assets is set forth below:

	July 29, 2018	October 29, 2017

	(In millions)
Purchased technology, net	$154	$288
Intangible assets - finite-lived, net	109	124
Total	$263	$412
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	July 29, 2018			October 29, 2017
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,334)	$(145)	$(1,479)	$(1,210)	$(131)	$(1,341)
Applied Global Services	(29)	(44)	(73)	(28)	(44)	(72)
Display and Adjacent Markets	(128)	(36)	(164)	(119)	(35)	(154)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,491)	$(234)	$(1,725)	$(1,357)	$(219)	$(1,576)
Carrying amount	$154	$109	$263	$288	$124	$412
Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions)
Semiconductor Systems	$47	$46	$138	$138
Applied Global Services	—	—	1	1
Display and Adjacent Markets	3	3	10	4
Total	$50	$49	$149	$143
Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions)
Cost of products sold	$44	$44	$134	$128
Research, development and engineering	1	—	1	1
Marketing and selling	5	5	14	14
Total	$50	$49	$149	$143

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 29, 2018, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2018 (remaining 3 months)	$49
2019	57
2020	52
2021	40
2022	65
Total	$263

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both July 29, 2018 and October 29, 2017, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of July 29, 2018, Applied did not have any commercial paper outstanding.
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
Debt outstanding as of July 29, 2018 and October 29, 2017 was as follows:

	Principal Amount
	July 29, 2018	October 29, 2017	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(31)	(34)
Total long-term debt	5,308	5,304

Total debt	$5,308	$5,304

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Adoption of new accounting standards (a)	5	(2)	—	—	3

Other comprehensive loss before reclassifications	(7)	(4)	—	—	(11)
Amounts reclassified out of AOCI	(12)	9	(2)	—	(5)
Other comprehensive loss, net of tax	(19)	5	(2)	—	(16)

Balance as of July 29, 2018	$39	$(8)	$(122)	$14	$(77)
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1.

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income before reclassifications	23	6	—	—	29
Amounts reclassified out of AOCI	2	(5)	(12)	—	(15)
Other comprehensive income (loss), net of tax	25	1	(12)	—	14
Balance as of July 30, 2017	$55	$(17)	$(153)	$14	$(101)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 29, 2018 and July 30, 2017 were not material.
Stock Repurchase Program
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases. As of July 29, 2018, $5.1 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three and nine months ended July 29, 2018 and July 30, 2017:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(in millions, except per share amount)
Shares of common stock repurchased	25	9	84	20
Cost of stock repurchased	$1,250	$375	$4,532	$787
Average price paid per share	$49.31	$44.34	$53.72	$39.48

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
Dividends
In June 2018, February 2018 and December 2017, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.20, $0.20 and $0.10 per share, respectively. Dividends paid during the nine months ended July 29, 2018 and July 30, 2017 totaled $410 million and $323 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 29, 2018 and July 30, 2017, Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions)
Cost of products sold	$22	$18	$65	$51
Research, development and engineering	24	20	72	61
Marketing and selling	7	7	23	21
General and administrative	11	10	33	29
Total share-based compensation	$64	$55	$193	$162
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
As of July 29, 2018, Applied had $399 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. As of July 29, 2018, there were 81 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 19 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 29, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 29, 2017	22	$23.96
Granted	6	$51.63
Vested	(8)	$22.03
Canceled	(1)	$29.63
Outstanding as of July 29, 2018	19	$32.45
As of July 29, 2018, 1 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 1 million shares during the nine months ended July 29, 2018 and 2 million shares during the nine months ended July 30, 2017. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 29, 2018	July 30, 2017
ESPP:
Dividend yield	1.40%	1.09%
Expected volatility	35.5%	24.9%
Risk-free interest rate	1.83%	0.78%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$14.26	$8.08

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act includes a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied has a blended U.S. federal corporate tax rate of 23.4 percent for fiscal 2018 based on the number of days before and after the effective date of the Tax Act.
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
Applied’s effective tax rates for the third quarter of fiscal 2018 and 2017 were 5.3 percent and 5.4 percent, respectively. The third quarter of fiscal 2018 included tax benefits from the resolution of tax liabilities for uncertain tax positions, the lower U.S. federal corporate tax rate, and changes in the geographical composition of income. The third quarter of the prior fiscal year included tax benefits from the recognition of previously unrecognized foreign tax credits.
Applied’s effective tax rates for the first nine months fiscal 2018 and 2017 were 34.1 percent and 7.7 percent, respectively. The first nine months of fiscal 2018 included tax expense of $1.1 billion for the transition tax and remeasurement of deferred tax assets partially offset by tax benefits from the lower U.S. federal corporate tax rate, changes in the geographical composition of income, adoption of authoritative guidance for share-based compensation, and the resolution of tax liabilities for uncertain tax positions. The first nine months of the prior fiscal year included tax benefits from the recognition of previously unrecognized foreign tax credits.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions)
Beginning balance	$218	$182	$199	$153
Warranties issued	48	41	147	123
Change in reserves related to preexisting warranty	1	1	—	3
Consumption of reserves	(47)	(32)	(126)	(87)
Ending balance	$220	$192	$220	$192
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $62 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 29, 2018, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 29, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 29, 2018:
Semiconductor Systems	$2,748	$930	$8,594	$2,996
Applied Global Services	954	281	2,777	813
Display and Adjacent Markets	741	214	1,796	477
Corporate and Other	25	(168)	72	(506)
Total	$4,468	$1,257	$13,239	$3,780
July 30, 2017:
Semiconductor Systems	$2,532	$874	$7,086	$2,372
Applied Global Services	786	213	2,186	585
Display and Adjacent Markets	410	91	1,223	290
Corporate and Other	16	(155)	73	(477)
Total	$3,744	$1,023	$10,568	$2,770

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

	(In millions)
Unallocated net sales	$25	$16	$72	$73
Unallocated cost of products sold and expenses	(129)	(116)	(385)	(388)
Share-based compensation	(64)	(55)	(193)	(162)
Total	$(168)	$(155)	$(506)	$(477)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 29, 2018, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Samsung Electronics Co., Ltd.	15%
Taiwan Semiconductor Manufacturing Company Limited	12%
Intel Corporation	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes to assist in understanding Applied’s results of operations and financial condition. Financial information as of July 29, 2018 should be read in conjunction with the financial statements for the fiscal year ended October 29, 2017 contained in the Company’s Form 10-K filed December 15, 2017.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions, except per share amounts and percentages)
Net sales	$4,468	$3,744	$724	$13,239	$10,568	$2,671
Gross margin	45.4%	45.4%	—%	45.6%	44.9%	0.7 points
Operating income	$1,257	$1,023	$234	$3,780	$2,770	$1,010
Operating margin	28.1%	27.3%	0.8 points	28.6%	26.2%	2.4 points
Net income	$1,173	$925	$248	$2,437	$2,452	$(15)
Earnings per diluted share	$1.17	$0.85	$0.32	$2.35	$2.26	$0.09

Fiscal 2018 and 2017 each contains 52 weeks, and the first nine months of fiscal 2018 and 2017 each contained 39 weeks.
Investment in semiconductor and display manufacturing equipment and services continued to be a strong driver of revenue during the first nine months of fiscal 2018. Semiconductor equipment customers continued to make investments in new capacity and overall semiconductor systems revenue increased as compared to the same period in the prior year. Logic and dynamic random-access memory (DRAM) demand increased, and NAND demand remained strong reflecting increasing memory requirements in smartphones and servers. Foundry customers’ spending decreased compared to the prior year and Applied continues to see these customers optimize existing capacity and re-prioritize their capital spending plans. Display equipment spending reflected continued investment in new technology and manufacturing equipment. Customers continue to invest in a new generation of equipment for producing larger LCD TVs and in new equipment for mobile devices.
The three and nine months ended July 29, 2018 included a one-time expense related to the enactment of recent U.S. tax legislation that reduced diluted earnings per share by $0.01 and $1.05, respectively.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 29, 2018		July 30, 2017		Change	July 29, 2018		July 30, 2017		Change

	(In millions, except percentages)
Semiconductor Systems	$2,748	62%	$2,532	68%	9%	$8,594	65%	$7,086	67%	21%
Applied Global Services	954	21%	786	21%	21%	2,777	21%	2,186	21%	27%
Display and Adjacent Markets	741	17%	410	11%	81%	1,796	14%	1,223	11%	47%
Corporate and Other	25	—%	16	—%	56%	72	—%	73	1%	(1)%
Total	$4,468	100%	$3,744	100%	19%	$13,239	100%	$10,568	100%	25%

For the three and nine months ended July 29, 2018 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in all segments. The Semiconductor Systems segment’s relative share of total net sales continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 29, 2018		July 30, 2017		Change	July 29, 2018		July 30, 2017		Change

	(In millions, except percentages)
Korea	$588	13%	$1,265	34%	(54)%	$3,066	23%	$2,877	27%	7%
Taiwan	641	14%	607	16%	6%	2,124	16%	2,573	24%	(17)%
China	1,725	39%	774	21%	123%	3,782	29%	2,149	20%	76%
Japan	700	16%	444	12%	58%	1,684	13%	1,011	10%	67%
Southeast Asia	173	4%	104	2%	66%	601	4%	310	3%	94%
Asia Pacific	3,827	86%	3,194	85%	20%	11,257	85%	8,920	84%	26%
United States	401	9%	359	10%	12%	1,166	9%	1,059	10%	10%
Europe	240	5%	191	5%	26%	816	6%	589	6%	39%
Total	$4,468	100%	$3,744	100%	19%	$13,239	100%	$10,568	100%	25%

The changes in net sales in all regions in the three and nine months ended July 29, 2018 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending and customer mix, and increased spending in semiconductor spares and services. The increase in net sales to customers in China for the three and nine months ended July 29, 2018 compared to the same periods in the prior year, also reflected increased investments in display manufacturing equipment. The decrease in net sales to customers in Taiwan for the nine months ended July 29, 2018 compared to the same periods in the prior year primarily reflected decreased investments in semiconductor equipment. The decrease in net sales to customers in Korea for the three months ended July 29, 2018 compared to the same period in the prior year primarily reflected decrease in investments in semiconductor and display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

Gross margin	45.4%	45.4%	—%	45.6%	44.9%	0.7 points
While gross margin in the three months ended July 29, 2018 remained flat compared to the same period in the prior year, gross margin in the first nine months of fiscal 2018 increased compared to the same periods in the prior year primarily due to the increase in net sales and materials cost savings.
Gross margin during the three months ended July 29, 2018 and July 30, 2017 included $22 million and $18 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 29, 2018 and July 30, 2017 included $65 million and $51 million of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions)
Research, development and engineering	$504	$454	$50	$1,501	$1,308	$193
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
RD&E expenses increased during the three and nine months ended July 29, 2018 compared to the same periods in the prior year primarily due to additional headcount and increased research and development program spending in Semiconductor Systems and Display and Adjacent Market segments. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy.
RD&E expenses during the three months ended July 29, 2018 and July 30, 2017 included $24 million and $20 million of share-based compensation expense, respectively. RD&E expenses during the nine months ended July 29, 2018 and July 30, 2017 included $72 million and $61 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions)
Marketing and selling	$138	$117	$21	$394	$351	$43
Marketing and selling expenses increased in the three and nine months ended July 29, 2018 compared to the same periods in fiscal 2017 primarily due to additional headcount.
Marketing and selling expenses during the three months ended July 29, 2018 and July 30, 2017 each included $7 million of share-based compensation expense. Marketing and selling expenses during the nine months ended July 29, 2018 and July 30, 2017 included $23 million and $21 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions)
General and administrative	$128	$106	$22	$362	$316	$46
G&A expenses in the three and nine months ended July 29, 2018 increased compared to the same periods in the prior year primarily due to additional headcount.
G&A expenses during the three months ended July 29, 2018 and July 30, 2017 included $11 million and $10 million of share-based compensation expense, respectively. G&A expenses during the nine months ended July 29, 2018 and July 30, 2017 included $33 million and $29 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions)
Interest expense	$59	$59	$—	$174	$141	$33
Interest and other income, net	$41	$14	$27	$90	$28	$62
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015 and March 2017. Interest expense in the nine months ended July 29, 2018 increased compared to the same periods in fiscal 2017 primarily due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net in the three and nine months ended July 29, 2018 increased compared to the same periods in fiscal 2017 primarily driven by realized gains on sales of securities and higher interest income from investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 29, 2018	July 30, 2017	Change	July 29, 2018	July 30, 2017	Change

	(In millions, except percentages)
Provision for income taxes	$66	$53	$13	$1,259	$205	$1,054
Effective tax rate	5.3%	5.4%	(0.1) points	34.1%	7.7%	26.4 points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a reduction to the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent and requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. Applied has a blended U.S. federal corporate tax rate of 23.4 percent for fiscal 2018 based on the number of days before and after the effective date of the Tax Act.

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
The effective tax rate for the third quarter of fiscal 2018 was relatively flat compared to the same period in the prior fiscal year. The third quarter of fiscal 2018 included tax benefits from the resolution of tax liabilities for uncertain tax positions, the lower U.S. federal corporate tax rate, and changes in the geographical composition of income. The third quarter of the prior fiscal year included tax benefits from the recognition of previously unrecognized foreign tax credits.
The effective tax rate for the first nine months of fiscal 2018 was higher than the same period in the prior fiscal year. The first nine months of fiscal 2018 included tax expense of $1.1 billion for the transition tax and remeasurement of deferred tax assets partially offset by tax benefits from the lower U.S. federal corporate tax rate, changes in the geographical composition of income, adoption of authoritative guidance for share-based compensation and the resolution of tax liabilities for uncertain tax positions. The first nine months of the prior fiscal year included tax benefits from the recognition of previously unrecognized foreign tax credits.

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
Investment in semiconductor manufacturing equipment continued to be a strong driver of revenue during the first nine months of fiscal 2018. Semiconductor equipment customers continued to make investments in new capacity and overall semiconductor systems revenue increased as compared to the same period in the prior year. Demand for logic, DRAM, and NAND increased during the first nine months of fiscal 2018, although NAND demand decreased slightly in the three months ended July 29, 2018 compared to the same period in the prior year. Foundry customers’ spending decreased compared to the prior year and Applied continues to see these customers optimize existing capacity and re-prioritize their capital spending plans.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 29, 2018	July 30, 2017	Change		July 29, 2018	July 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$2,748	$2,532	$216	9%	$8,594	$7,086	$1,508	21%
Operating income	$930	$874	$56	6%	$2,996	$2,372	$624	26%
Operating margin	33.8%	34.5%		(0.7) points	34.9%	33.5%		1.4 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Foundry	28%	39%	25%	43%
Dynamic random-access memory (DRAM)	24%	15%	26%	17%
Flash memory	36%	38%	37%	32%
Logic and other	12%	8%	12%	8%
	100%	100%	100%	100%
Net sales for the three and nine months ended July 29, 2018 increased compared to the same periods in the prior year primarily due to higher spending from memory and logic customers, offset by lower spending from foundry customers. Operating margin for the three months ended July 29, 2018 slightly decreased, despite a slight increase in net sales, primarily due an increase in RD&E expenses. Operating income and operating margin for the nine months ended July 29, 2018 increased compared to the same periods in the prior year primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. Five customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 59 percent of this segment’s total net sales, in the three months ended July 29, 2018.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended					Nine Months Ended
	July 29, 2018		July 30, 2017		Change	July 29, 2018		July 30, 2017		Change

	(In millions, except percentages)
Korea	$424	15%	$997	39%	(57)%	$2,494	29%	$2,254	32%	11%
Taiwan	$459	17%	$444	18%	3%	$1,511	18%	$2,096	30%	(28)%
China	$903	33%	$454	18%	99%	$1,904	22%	$1,118	16%	70%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 29, 2018	July 30, 2017	Change		July 29, 2018	July 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$954	$786	$168	21%	$2,777	$2,186	$591	27%
Operating income	$281	$213	$68	32%	$813	$585	$228	39%
Operating margin	29.5%	27.1%		2.4 points	29.3%	26.8%		2.5 points

Net sales for the three and nine months ended July 29, 2018 increased compared to the same periods in the prior year primarily due to higher customer spending for spares and services. Operating income and operating margin for the three and nine months ended July 29, 2018 compared to the same periods in the prior year increased due to higher net sales. In the three months ended July 29, 2018, two customers each accounted for more than 10 percent of this segment’s total net sales.
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
The market environment for Applied's Display and Adjacent Markets segment in the first nine months of fiscal 2018 was characterized by increased demand for manufacturing equipment for TV and mobile devices. Uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 29, 2018	July 30, 2017	Change		July 29, 2018	July 30, 2017	Change

	(In millions, except percentages and ratios)
Net sales	$741	$410	$331	81%	$1,796	$1,223	$573	47%
Operating income	$214	$91	$123	135%	$477	$290	$187	64%
Operating margin	28.9%	22.2%		6.7 points	26.6%	23.7%		2.9 points

Net sales for the three and nine months ended July 29, 2018 increased compared to the same periods in the prior year primarily due to higher customer investments in TV display and mobile device manufacturing equipment. Operating income and operating margin for the three and nine months ended July 29, 2018 increased compared to the same period in the prior year, reflecting higher net sales and favorable product mix, partially offset by higher RD&E spending. In the three months ended July 29, 2018, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 72 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Nine Months Ended
	July 29, 2018		July 30, 2017		Change	July 29, 2018		July 30, 2017		Change

	(In millions, except percentages)
China	$635	86%	$198	48%	221%	$1,342	75%	$700	57%	92%
Korea	$29	4%	$168	41%	(83)%	$196	11%	$376	31%	(48)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	July 29, 2018	October 29, 2017

	(In millions)
Cash and cash equivalents	$3,374	$5,010
Short-term investments	610	2,266
Long-term investments	1,613	1,143
Total cash, cash-equivalents and investments	$5,597	$8,419
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 29, 2018	July 30, 2017

	(In millions)
Cash provided by operating activities	$2,710	$3,080
Cash provided by (used in) investing activities	$700	$(1,997)
Cash provided by (used in) financing activities	$(5,046)	$789
Operating Activities
Cash from operating activities for the nine months ended July 29, 2018 was $2.7 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first nine months of fiscal 2018 compared to the same period in the prior year primarily due to an increase in accounts receivable and lower deferred revenue, partially offset by an increase in income taxes payable.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.0 billion and $360 million of accounts receivable during the nine months ended July 29, 2018 and July 30, 2017, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the nine months ended July 29, 2018 or July 30, 2017.
Applied’s working capital was $6.6 billion as of July 29, 2018 and $8.8 billion as of October 29, 2017.

Days sales outstanding for the three months ended July 29, 2018 was 59 days, an increase compared to day sales outstanding of 55 days for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the increase was primarily due to better revenue linearity for the same period in the prior year.
Investing Activities
Applied generated $700 million of cash from investing activities during the nine months ended July 29, 2018. Proceeds from sales and maturities of investments, net of purchases of investments, totaled $1.2 billion and were partially offset by capital expenditures of $457 million during the nine months ended July 29, 2018.
Applied’s investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. Applied regularly monitors the credit risk in its investment portfolio and takes appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with its investment policies. During the nine months ended July 29, 2018, Applied did not recognize any impairment of its fixed income securities. As of July 29, 2018, gross unrealized losses related to Applied’s investment portfolio were not material.

Financing Activities
Applied used $5.0 billion of cash in financing activities during the nine months ended July 29, 2018, consisting primarily of repurchases of common stock of $4.5 billion, tax withholding payments for vested equity awards of $160 million and cash dividends to stockholders of $410 million.
In June 2018, February 2018 and December 2017, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.20, $0.20 and $0.10 per share, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of July 29, 2018. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both July 29, 2018 and October 29, 2017, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of July 29, 2018, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of July 29, 2018. The indentures governing these notes include covenants with which Applied was in compliance as of July 29, 2018. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. The redemption price was $205 million, and after adjusting for the carrying value of the debt issuance costs and discounts, Applied recorded a $5 million loss on the prepayment of the $200 million debt, which is included in interest and other income, net in the Consolidated Condensed Statement of Operations for the third quarter of fiscal 2017. See Note 10 of Notes to Consolidated Condensed Financial Statements for additional discussion of long-term debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 29, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $62 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 29, 2018, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.
Others
During the nine months ended July 29, 2018, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts as of July 29, 2018 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years, with eight percent due in each of the first five years starting with fiscal 2018. For the nine months ended July 29, 2018, Applied realized tax expense of $1.1 billion associated with the Tax Act, primarily due to the transition tax. The transition tax eliminated the requirement that cash, cash equivalents and marketable securities held by certain foreign subsidiaries be subject to U.S income taxes if repatriated for U.S. operations. Accordingly, cash, cash equivalents and marketable securities held by all foreign subsidiaries may be repatriated for U.S. operation without being subject to U.S. income taxes.

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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; tax effect of share-based compensation; certain income tax items and other discrete adjustments. Additionally, the three and nine months ended July 29, 2018 non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,027	$1,700	$6,037	$4,745
Certain items associated with acquisitions[1]	45	44	134	127
Non-GAAP adjusted gross profit	$2,072	$1,744	$6,171	$4,872
Non-GAAP adjusted gross margin	46.4%	46.6%	46.6%	46.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,257	$1,023	$3,780	$2,770
Certain items associated with acquisitions[1]	49	49	147	142
Acquisition integration costs	—	1	2	3
Other gains, losses or charges, net	—	—	—	(3)
Non-GAAP adjusted operating income	$1,306	$1,073	$3,929	$2,912
Non-GAAP adjusted operating margin	29.2%	28.7%	29.7%	27.6%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,173	$925	$2,437	$2,452
Certain items associated with acquisitions[1]	49	49	147	142
Acquisition integration costs	—	1	2	3
Impairment (gain on sale) of strategic investments, net	(14)	(1)	(10)	4
Loss on early extinguishment of debt	—	5	—	5
Other gains, losses or charges, net	—	—	—	(3)
Income tax effect of share-based compensation[2]	13	—	(13)	—
Income tax effect of changes in applicable U.S. tax laws[3]	12	—	1,089	—
Resolution of prior years’ income tax filings and other tax items	(29)	(46)	(32)	(68)
Income tax effect of non-GAAP adjustments[4]	1	(6)	(7)	(15)
Non-GAAP adjusted net income	$1,205	$927	$3,613	$2,520

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2
Applied adopted the accounting standard related to share-based compensation (ASU 2016-09) in the first quarter of fiscal 2018, which resulted in $51 million tax benefit on a GAAP basis for the nine months ended July 29, 2018; this benefit is being recognized ratably over the fiscal year on a non-GAAP basis.

3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.17	$0.85	$2.35	$2.26
Certain items associated with acquisitions	0.05	0.04	0.13	0.12
Impairment (gain on sale) of strategic investments, net	(0.01)	—	(0.01)	—
Income tax effect of share-based compensation	0.01	—	(0.01)	—
Income tax effect of changes in applicable U.S. tax laws	0.01	—	1.05	—
Resolution of prior years’ income tax filings and other tax items	(0.03)	(0.04)	(0.03)	(0.06)
Other gains, losses or charges, net	—	0.01	—	—
Non-GAAP adjusted earnings per diluted share	$1.20	$0.86	$3.48	$2.32
Weighted average number of diluted shares	1,005	1,083	1,039	1,087

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 29, 2018	July 30, 2017	July 29, 2018	July 30, 2017

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$930	$874	$2,996	$2,372
Certain items associated with acquisitions[1]	45	46	137	138
Non-GAAP adjusted operating income	$975	$920	$3,133	$2,510
Non-GAAP adjusted operating margin	35.5%	36.3%	36.5%	35.4%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$281	$213	$813	$585
Certain items associated with acquisitions[1]	—	1	—	1
Acquisition integration costs	—	1	1	3
Non-GAAP adjusted operating income	$281	$215	$814	$589
Non-GAAP adjusted operating margin	29.5%	27.4%	29.3%	26.9%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$214	$91	$477	$290
Certain items associated with acquisitions[1]	4	2	10	2
Acquisition integration costs	—	—	1	—
Non-GAAP adjusted operating income	$218	$93	$488	$292
Non-GAAP adjusted operating margin	29.4%	22.7%	27.2%	23.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.1 billion as of July 29, 2018. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of July 29, 2018, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of July 29, 2018, the carrying amount of long-term debt issued by Applied was $5.3 billion with an estimated fair value of $5.6 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $531 million as of July 29, 2018.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2018, Applied implemented a new enterprise resource planning (ERP) system for certain of its business units, subsidiaries and locations. The ERP system replaces a legacy manufacturing system, automates and streamlines the consolidation process and enhances reporting capabilities. Throughout the implementation, Applied evaluated the impact of the ERP system on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects.
Other than the ERP implementation, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended July 29, 2018, approximately 91 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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

•
inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, cybersecurity, privacy policies and procedures, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;

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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement as of July 29, 2018, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied periodically implements new or enhanced enterprise resource planning and related information systems in order to better manage its business operations, align its global organizations and enable future growth. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to Applied’s business operations. If Applied does not successfully implement enterprise resource planning and related information systems improvements, or if there are delays or difficulties in implementing these systems, Applied may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, such as its ability to track orders, timely manufacture and ship products, project inventory requirements, effectively manage its supply chain and allocate human resources, aggregate financial data and report operating results, and otherwise effectively manage its business, all of which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect Applied’s business, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of July 29, 2018 with respect to the shares of common stock repurchased by Applied during the three months ended July 29, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 30, 2018 to May 27, 2018)	10.7	$51.62	$554	10.7	$5,774
Month #2
(May 28, 2018 to June 24, 2018)	5.2	$50.09	257	5.2	$5,517
Month #3
(June 25, 2018 to July 29, 2018)	9.5	$46.28	439	9.5	$5,078
Total	25.4	$49.31	$1,250	25.4

*
In September 2017, the Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 23, 2018

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 23, 2018