Form 10-K
period 2018-10-28
APPLIED MATERIALS INC /DE
filed 2018-12-13
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 29, 2018, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $49,674,881,854
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 7, 2018: 958,606,093
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.

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
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 28, 2018

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

Semiconductor Systems
Applied’s Semiconductor Systems segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment includes semiconductor capital equipment used for many steps of the chip making process including the transfer of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. Applied’s patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Applied’s transistor and interconnect products and technologies enable continued device scaling of 3D transistors. Applied’s metrology, inspection and review systems’ imaging capabilities and algorithms employ optical and e-beam technologies to meet the most advanced technical demands, such as self-aligned double and quad patterning, extreme ultraviolet layers, measurement-intensive optimal proximity correction mask qualification, and new 3D architectures. Applied’s packaging technologies address challenges resulting from the increasing integration of multiple IC dies in a single package. Applied delivers leading-edge capabilities that enable chipmakers to establish accurate statistical process control, ramp up production runs rapidly, and achieve consistently high production yields. The majority of Applied’s new equipment sales are to leading integrated device manufacturers and foundries worldwide.

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
SEMVision G7 Defect Analysis PROVision eBeam Inspection UVision 8 Inspection VeritySEM 5i Metrology Aera4 Mask Inspection

Applied Global Services
The Applied Global Services (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system with 93 locations and trained service engineers located in close proximity to customer sites in more than a dozen countries to support over 40,000 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

AGS Solutions and Technology
Technology-enabled Services A comprehensive service product portfolio that combines service technology and tool specific performance commitments in order to optimize customer factory productivity.
Fab Consulting Experts using advanced analytical tools to solve production problems that have the greatest impact on customer fab productivity.
Supply Chain Assurance Programs Spare parts product portfolio offers options to balance inventory, cost and risk to efficiently meet fab requirements.
Subfab Equipment Applied SubFab solutions lower costs, save energy, reduce environmental impact, and meet Environmental Protection Agency reporting regulations for greenhouse gas emissions.
Legacy Equipment
Comprehensive 200mm equipment and upgrades portfolio to address a full spectrum of production needs and extend tool lifetime. Applied 200mm equipment supports market inflections and new technology for a broad variety of devices including analog, power, and MEMS.

Automation Software
Applied SmartFactory automation software portfolio coordinates and streamlines every aspect of a factory-the processes, equipment and people-to provide competitive advantage to customers.

Display and Adjacent Markets
The Display and Adjacent Markets segment is comprised of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, monitors, laptops, personal computers (PCs), electronic tablets, smart phones, and other consumer-oriented devices as well as equipment for processing flexible substrates. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display and Adjacent Markets industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high resolution displays for mobile devices as well as new form factors, including thin, light and curved displays, and new applications such as virtual reality. The Display and Adjacent Markets segment offers a variety of technologies and products, including:

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
TopBeam, TopMet and SmartWeb Systems

Backlog
Applied manufactures systems to meet demand represented by order backlog and customer commitments. Backlog as of October 29, 2017 consisted of: (1) orders for which written authorizations have been accepted and assigned shipment dates are within the next 12 months, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees to be earned within the next 12 months.
Backlog by reportable segment as of October 29, 2017 was as follows:

	2017

	(In millions, except percentages)
Semiconductor Systems	$2,991	49%
Applied Global Services	1,130	19%
Display and Adjacent Markets	1,847	31%
Corporate and Other	63	1%
Total	$6,031	100%
In anticipation of the adoption of the new revenue recognition standard in the first quarter of fiscal 2019, Applied has removed the 12 month threshold in relation to backlog in order to more closely align backlog to performance obligations as defined under the new revenue recognition standard. As such, backlog as of October 28, 2018 consists of: (1) orders for which written authorizations have been accepted, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees.
Backlog by reportable segment as of October 28, 2018 was as follows:

	2018

	(In millions, except percentages)
Semiconductor Systems	$2,479	41%
Applied Global Services	1,751	29%
Display and Adjacent Markets	1,836	30%
Corporate and Other	26	—%
Total	$6,092	100%
Of the total backlog as of October 28, 2018, approximately 15% is not reasonably expected to be filled within the next 12 months.
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

Research, Development and Engineering
Applied’s long-term growth strategy requires continued development of new materials engineering capabilities, including products and platforms that enable expansion into new and adjacent markets. Applied’s significant investments in research, development and engineering (RD&E) must generally enable it to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. Applied works closely with its global customers and ecosystem partners to design systems and processes that meet planned technical and production requirements.
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
Applied has operations in many countries, with some of its business activities concentrated in certain geographic areas, and global and regional economic conditions can impact the company’s business and financial results. Applied’s business is based on capital equipment investments by major semiconductor, display and other manufacturers, and is subject to significant variability in customer demand for Applied’s products. Customers’ expenditures depend on many factors, including: general economic conditions; anticipated market demand and pricing for semiconductors, display technologies and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; and government policies and incentives. In addition, a significant driver in the semiconductor and display industries is end-demand for mobile consumer products, which is characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied’s business.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 15 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments.

	2018	2017	2016
Samsung Electronics Co., Ltd.	13%	23%	13%
Taiwan Semiconductor Manufacturing Company Limited	11%	15%	16%
Micron Technology, Inc.	*	*	11%
Intel Corporation	11%	*	11%
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
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, augmented and virtual reality, the Internet of Things and smart vehicles are also creating new opportunities for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of technologically-differentiated products that must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product to the same degree as competitors who specialize in fewer products. There are a number of competitors serving the semiconductor manufacturing equipment industry, which has experienced increasing consolidation. Some of these competitors offer a single product line and others offer multiple product lines, and range from suppliers serving a single region to global, diversified companies.
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

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 12,500 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
Applied enters into patent and technology licensing agreements with other companies when it is determined to be in its best interest. Applied pays royalties under existing patent license agreements for the use, in several of its products, of certain patented technologies. Applied also receives royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been material to Applied’s consolidated results of operations.
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
The most recent report on Applied’s environmental, health and safety activities can be found in Applied’s latest Citizenship Report on its website at http://www.appliedmaterials.com/news/citizenship_report.html. The Citizenship Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.
Employees
At October 28, 2018, Applied employed approximately 21,000 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees.

Executive Officers of the Registrant
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Ginetto Addiego(2)	Senior Vice President, Engineering, Operations and Quality
Daniel J. Durn(3)	Senior Vice President, Chief Financial Officer
Steve Ghanayem(4)	Senior Vice President, New Markets and Alliances Group
Thomas F. Larkins(5)	Senior Vice President, General Counsel
Omkaram Nalamasu(6)	Senior Vice President, Chief Technology Officer
Prabu Raja(7)	Senior Vice President, Semiconductor Products Group
Ali Salehpour(8)	Senior Vice President, Services, Display and Flexible Technology
Charles Read(9)	Corporate Vice President, Corporate Controller and Chief Accounting Officer

(1)
Mr. Dickerson, age 61, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.

(2)
Dr. Addiego, age 59, has been Senior Vice President, Engineering, Operations and Quality since June 2015. He served as Senior Vice President, Engineering from March 2014 to June 2015. He previously was with Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Facilities and Real Estate, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a public company listed on NASDAQ and a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President of Corporate Global Operations responsible for Central Engineering, Facilities, Real Estate, Human Resources and Information Technology, and Chief Administrative Officer.

(3)
Mr. Durn, age 52, has been Senior Vice President and Chief Financial Officer of Applied since August 2017. Previously, Mr. Durn was Executive Vice President and Chief Financial Officer of NXP Semiconductors N.V., a semiconductor manufacturer (NXP), from December 2015 to August 2017. Mr. Durn served as Senior Vice President of Finance and Chief Financial Officer of Freescale Semiconductor, Inc., from June 2014 until its merger with NXP in December 2015. Prior to Freescale, Mr. Durn was Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a semiconductor foundry, which he joined in December 2011.

(4)
Mr. Ghanayem, age 53, has been Senior Vice President, New Markets and Alliances Group of Applied since November 2017.  He has served in various senior management, product development and operational roles since joining Applied in 1989, including Group Vice President and General Manager of the Transistor and Interconnect Group.

(5)
Mr. Larkins, age 57, has been Senior Vice President, General Counsel of Applied since November 2012 and was Corporate Secretary from November 2012 to March 2018. Previously, Mr. Larkins was employed by Honeywell International Inc., a diversified global technology and manufacturing company, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.

(6)
Dr. Nalamasu, age 60, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

(7)
Dr. Raja, age 56, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017.  He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.

(8)
Mr. Salehpour, age 57, has been Senior Vice President, Services, Display and Flexible Technology since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager and worked for 10 years in senior management positions at Schlumberger Test Systems.

(9)
Mr. Read, age 52, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2018, approximately 91 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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

•	ineffective or inadequate legal protection of intellectual property rights in certain countries;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;

•	fluctuating raw material, commodity, energy and shipping costs;

•	delays or restrictions in shipping materials or finished products between countries;

•
geographically diverse operations and projects, and our ability to maintain appropriate business processes, procedures and internal controls, and comply with environmental, health and safety, anti-corruption and other regulatory requirements;

•	supply chain interruptions, and service interruptions from utilities, transportation, data hosting or telecommunications providers, or other events beyond our control;

•	a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, and differing employment practices and labor issues;

•	variations in the ability to develop relationships with local customers, suppliers and governments;

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
International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could have an adverse impact on our operations.
We sell a significant majority of our products into countries outside of the United States and we purchase a significant portion of equipment and supplies from suppliers outside of the United States. The United States and other countries have levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

Certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses could potentially limit our markets and impact our business. In addition, government authorities may impose conditions that require the use of local suppliers or partnerships with local companies, require the license or other transfer of intellectual property, or engage in other efforts to promote local businesses and local competitors, which could have a significant adverse impact on Applied’s business. Many of these challenges are present in China and Korea, markets that represent significant long-term growth opportunities for Applied businesses.
Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.
The global semiconductor, display and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and the profitability of Applied’s products and its consolidated results of operations, including:

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
Applied’s customer base is highly concentrated, and has become increasingly concentrated as a result of continued consolidation. Applied’s customer base is also geographically concentrated. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.

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
Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. In addition, new legislation or additional regulations may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. The risks to Applied’s strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.

Applied’s indebtedness and debt covenants could adversely affect its financial condition and business.
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement at October 28, 2018, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
On December 22, 2017, the U.S. government enacted tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The U.S. government may issue regulations that significantly affect how the Tax Act is interpreted. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting, which will not extend beyond one year from the Tax Act enactment date. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. No adjustments were recorded when reasonable estimates could not be determined. These provisional estimates will be revised as information becomes available and guidance is issued by the Internal Revenue Service, and changes in Applied’s provision for income taxes and effective tax rates could have a material impact on Applied’s results of operations and financial condition.
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
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel regulations, privacy, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations could result in fines, criminal sanctions, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 1B:	Unresolved Staff Comments
None.

Item 2:	Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	4,530	2,417	6,947
Leased	1,037	1,341	2,378
Total	5,567	3,758	9,325
Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. The Company’s headquarters offices are in Santa Clara, California. Products in Semiconductor Systems are manufactured in Santa Clara, California; Austin, Texas; Gloucester, Massachusetts; Kalispell, Montana; Rehovot, Israel; and Singapore. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display and Adjacent Markets segment are manufactured in Alzenau, Germany and Tainan, Taiwan. Other products are manufactured in Treviso, Italy.
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
Market Information
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 7, 2018, there were 2,854 registered holders of Applied common stock.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 27, 2013 through October 28, 2018. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the RDG Semiconductor Composite Index over the same period. The comparison assumes $100 was invested on October 27, 2013 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index
and the RDG Semiconductor Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
10/27/13
10/26/14
10/25/15
10/30/16
10/29/17
10/28/18
Applied Materials, Inc.
S&P 500
RDG Semiconductor Composite

*Assumes $100 invested on 10/27/13 in stock or 10/31/13 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2018 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/27/2013	10/26/2014	10/25/2015	10/30/2016	10/29/2017	10/28/2018
Applied Materials	100.00	121.04	96.67	171.69	343.16	198.27
S&P 500 Index	100.00	117.27	123.37	128.93	159.40	171.11
RDG Semiconductor Composite Index	100.00	128.42	126.26	154.41	232.29	221.61

Issuer Purchases of Equity Securities
The following table provides information as of October 28, 2018 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2018 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs *	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(July 30, 2018 to August 26, 2018)	7.9	$46.69	$369	7.9	$4,709
Month #2
(August 27, 2018 to September 23, 2018)	3.7	$40.13	148	3.7	$4,561
Month #3
(September 24, 2018 to October 28, 2018)	6.5	$35.78	234	6.5	$4,327
Total	18.1	$41.43	$751	18.1

Item 6:	Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2018	2017	2016	2015	2014

	(In millions, except percentages and per share amounts)
Net sales	$17,253	$14,537	$10,825	$9,659	$9,072
Gross profit	$7,817	$6,532	$4,511	$3,952	$3,843
Gross margin	45.3%	44.9%	41.7%	40.9%	42.4%
Research, development and engineering	$2,019	$1,774	$1,540	$1,451	$1,428
Operating income	$4,796	$3,868	$2,152	$1,693	$1,520
Operating margin	27.8%	26.6%	19.9%	17.5%	16.8%
Income before income taxes	$4,694	$3,731	$2,013	$1,598	$1,448
Net income	$3,313	$3,434	$1,721	$1,377	$1,072
Earnings per diluted share	$3.23	$3.17	$1.54	$1.12	$0.87
Long-term debt	$5,309	$5,304	$3,143	$3,342	$1,947
Cash dividends declared per common share	$0.70	$0.40	$0.40	$0.40	$0.40
Total assets	$17,773	$19,419	$14,588	$15,308	$13,174

(1)	Each fiscal year ended on the last Sunday in October. Fiscal 2018, 2017, 2015, and 2014 each contained 52 weeks, and fiscal 2016 contained 53 weeks.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. Spending by semiconductor customers, which include companies that operate in the foundry, memory and logic markets, is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, augmented and virtual reality, the Internet of Things and smart vehicles are also creating new opportunities for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Demand for display manufacturing equipment spending depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices, and investments in new types of display technologies. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and the timing of capacity expansion to meet end-market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.

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
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions, except per share amounts and percentages)
Net sales	$17,253	$14,537	$10,825	$2,716	$3,712
Gross margin	45.3%	44.9%	41.7%	0.4 points	3.2 points
Operating income	$4,796	$3,868	$2,152	$928	$1,716
Operating margin	27.8%	26.6%	19.9%	1.2 points	6.7 points
Net income	$3,313	$3,434	$1,721	$(121)	$1,713
Earnings per diluted share	$3.23	$3.17	$1.54	$0.06	$1.63

Fiscal 2018 and 2017 contained 52 weeks, and fiscal 2016 contained 53 weeks.
Fiscal 2018 included a one-time expense related to the enactment of recent U.S. tax legislation that reduced diluted earnings per share by $1.08.
Investment in semiconductor and display manufacturing equipment and services continued to be a strong driver of revenue during fiscal 2018. Semiconductor equipment customers made investments in new capacity and technology transitions, and Applied’s overall semiconductor systems revenue increased as compared to the prior year. Demand for dynamic random-access memory (DRAM) and NAND increased in fiscal 2018 although overall spending by memory customers was lower towards the second half of the year. Logic customers’ spending remained strong while foundry customers’ spending decreased compared to the prior year and Applied continues to see these customers optimize existing capacity and re-prioritize their capital spending plans on longer lead-time equipment not in Applied’s product portfolio. Display equipment spending during fiscal 2018 reflected continued investment in new technology and manufacturing equipment for producing larger LCD TVs and in new equipment for mobile devices. Applied also continued to see strong growth in demand for spares and services from customers as compared to the prior year.
While Applied anticipates major technology trends to continue driving long-term growth in the semiconductor industry, the trends characterizing the second half of 2018 are likely to continue into early fiscal 2019, with lower spending by memory customers, and foundry customers prioritizing spending on longer lead-time equipment not in Applied’s product portfolio. Applied also expects lower spending for display manufacturing equipment in fiscal 2019, although long-term demand drivers remain in place. Applied anticipates continued growth in semiconductor spares and services spending in fiscal 2019.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

							Change
	2018		2017		2016		2018 over 2017	2017 over 2016

	(In millions, except percentages)
Semiconductor Systems	$10,903	63%	$9,517	65%	$6,873	64%	15%	38%
Applied Global Services	3,754	22%	3,017	21%	2,589	24%	24%	17%
Display and Adjacent Markets	2,498	14%	1,900	13%	1,206	11%	31%	58%
Corporate and Other	98	1%	103	1%	157	1%	(5)%	(34)%
Total	$17,253	100%	$14,537	100%	$10,825	100%	19%	34%
Net sales in fiscal 2018 compared to fiscal 2017 increased due to increased customer investments across all segments. The Semiconductor Systems segment continued to represent the largest contributor of net sales and to the increase in net sales.
Net sales in fiscal 2017 compared to fiscal 2016 increased due to increased customer investments in all segments, with the majority of the increases resulting from investments in semiconductor equipment.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2018		2017		2016		2018 over 2017	2017 over 2016

	(In millions, except percentages)
China	$5,113	30%	$2,746	19%	$2,259	21%	86%	22%
Korea	3,603	21%	4,052	28%	1,883	17%	(11)%	115%
Taiwan	2,732	16%	3,291	23%	2,843	26%	(17)%	16%
Japan	2,405	14%	1,518	10%	1,279	12%	58%	19%
Southeast Asia	802	4%	640	4%	803	7%	25%	(20)%
Asia Pacific	14,655	85%	12,247	84%	9,067	83%	20%	35%
United States	1,532	9%	1,474	10%	1,143	11%	4%	29%
Europe	1,066	6%	816	6%	615	6%	31%	33%
Total	$17,253	100%	$14,537	100%	$10,825	100%	19%	34%
The changes in net sales in all regions other than Korea for fiscal 2018 compared to fiscal 2017 primarily reflected changes in semiconductor equipment spending, including product and customer mix, and increased spending in semiconductor spares and services. The increase in net sales to customers in China also reflected increased investments in display manufacturing equipment. The decrease in net sales to customers in Korea primarily reflected decreased investments in display manufacturing equipment.
The changes in net sales from customers in all regions for fiscal 2017 compared to fiscal 2016 primarily reflected increased investments in semiconductor equipment and changes in semiconductor equipment customer mix. In addition, the increase in net sales from customers in China also reflected increased investments from display manufacturing equipment customers.

Gross Margin
Gross margins for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

Gross margin	45.3%	44.9%	41.7%	0.4 points	3.2 points
Gross margin in fiscal 2018 increased slightly compared to fiscal 2017, primarily due to higher net sales and materials cost savings. Gross margin in fiscal 2017 increased compared to fiscal 2016, primarily due to higher net sales, favorable product mix and materials cost savings.
Gross margin during fiscal 2018, 2017 and 2016 included $87 million, $69 million and $62 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions)
Research, development and engineering	$2,019	$1,774	$1,540	$245	$234
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
In fiscal 2018, Applied increased its RD&E investments across Semiconductor Systems and Display and Adjacent Markets, including etch, e-beam inspection and other materials engineering solutions to improve chip performance and enable advanced displays. Applied’s investments in etch were focused on supporting the adoption of precision etch technology for enabling continued scaling of 3D logic and memory chips. The investment in e-beam inspection was in support of strengthening our e-beam portfolio, which helps achieve higher yields at advanced nodes by detecting the most challenging defects and monitoring and controlling process marginality. Applied also invested in materials engineering solutions to support patterning applications as well as to improve transistor performance and device power efficiency. In Display and Adjacent Markets, RD&E investments were focused on expanding the company’s market opportunity with new display technologies.
RD&E expenses increased in fiscal 2018 compared to the prior year and also in fiscal 2017 compared to fiscal 2016, primarily due to additional headcount and increased research and development spending in Semiconductor Systems and Display and Adjacent Market segments. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expense during fiscal 2018, 2017 and 2016 included $96 million, $83 million and $76 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions)
Marketing and selling	$521	$456	$429	$65	$27
Marketing and selling expenses increased in fiscal 2018 compared to fiscal 2017 primarily due to additional headcount. Marketing and selling expenses increased in fiscal 2017 compared to fiscal 2016, primarily due to additional headcount, partially offset by the reduction in bad debt provision recorded during fiscal 2017.
Marketing and selling expenses for fiscal years 2018, 2017 and 2016 included $31 million, $28 million and $26 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions)
General and administrative	$481	$434	$390	$47	$44
General and administrative expenses in fiscal 2018 increased compared to fiscal 2017 primarily due to additional headcount and unfavorable impact from foreign exchange fluctuation, partially offset by lower variable compensation expense. General and administrative expenses in fiscal 2017 increased compared to fiscal 2016, primarily due to higher variable compensation and additional headcount.
G&A expenses during fiscal 2018, 2017 and 2016 included $44 million, $40 million and $37 million, respectively, of share-based compensation expense.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions)
Interest expense	$234	$198	$155	$36	$43
Interest and other income, net	$132	$61	$16	$71	$45
Interest expenses incurred were primarily associated with the senior unsecured notes issued in June 2011, September 2015, and March 2017. Interest expense increased in fiscal 2018 compared to the prior year and also in fiscal 2017 compared to fiscal 2016 due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net primarily includes interest earned on cash and investments, realized gains or losses on sales of securities and impairment of strategic investments. Interest and other income, net in fiscal 2018 increased compared to fiscal 2017 primarily driven by realized gains on sales of securities and higher interest income from investments. Interest and other income, net in fiscal 2017 increased compared to the prior year primarily due to higher interest income from investments, partially offset by higher impairment of strategic investments in fiscal 2017.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017	2017 over 2016

	(In millions, except percentages)
Provision for income taxes	$1,381	$297	$292	$1,084	$5
Effective income tax rate	29.4%	8.0%	14.5%	21.4 points	(6.5) points
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
The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the income tax effects of the Tax Act will be completed during the measurement period, which will not extend beyond one year from the Tax Act enactment date. Applied continues to evaluate certain unrepatriated earnings of foreign subsidiaries used to calculate the transition tax. The remeasurement of U.S. deferred tax assets and liabilities is complete.
The effective tax rate for fiscal 2018 was higher than fiscal 2017 primarily due to tax expense of $1.1 billion for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act, partially offset by changes in the geographical composition of income, tax benefits from the lower U.S. federal corporate tax rate, adoption of authoritative guidance for share-based compensation, and the resolution of tax liabilities for uncertain tax positions. In addition, fiscal 2017 included tax benefits from the recognition of previously unrecognized foreign tax credits.
The effective tax rate for fiscal 2017 was lower than fiscal 2016 primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income. In addition, fiscal 2016 included unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions as well as the reinstatement of the U.S. federal R&D tax credit retroactive to its expiration in December of 2015 which did not reoccur in fiscal 2017.

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
Investment in semiconductor manufacturing equipment continued to be a strong driver of revenue during fiscal 2018. Semiconductor equipment customers made investments in new capacity and technology transitions, and overall semiconductor systems revenue increased. Demand for logic, DRAM, and NAND increased during fiscal 2018. Foundry customers’ spending decreased compared to the prior year and Applied continues to see these customers optimize existing capacity and re-prioritize their capital spending plans on longer lead-time equipment not in Applied’s product portfolio.
Certain significant measures for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016

	(In millions, except percentages and ratios)
Net sales	$10,903	$9,517	$6,873	$1,386	15%	$2,644	38%
Operating income	$3,634	$3,173	$1,807	$461	15%	$1,366	76%
Operating margin	33.3%	33.3%	26.3%		—%		7.0 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2018	2017	2016

Foundry	24%	41%	40%
Dynamic random-access memory (DRAM)	27%	16%	16%
Flash memory	36%	34%	31%
Logic and other	13%	9%	13%
	100%	100%	100%
Net sales for fiscal 2018 increased compared to fiscal 2017 primarily due to higher spending from memory and logic customers, offset by lower spending from foundry customers. Although operating margin remained flat, operating income for fiscal 2018 increased compared to fiscal 2017 primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses. Six customers represented at least 10 percent of this segment’s net sales, and together they accounted for approximately 76 percent of this segment’s net sales for fiscal 2018.
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

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of past three fiscal years:

							Change
	2018		2017		2016		2018 over 2017		2017 over 2016

	(In millions, except percentages)
Korea	$2,886	26%	$2,962	31%	$1,177	17%	$(76)	(3)%	$1,785	152%
Taiwan	$1,895	17%	$2,638	28%	$2,165	32%	$(743)	(28)%	$473	22%

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
Certain significant measures for the periods indicated were as follows:

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016

	(In millions, except percentages and ratios)
Net sales	$3,754	$3,017	$2,589	$737	24%	$428	17%
Operating income	$1,102	$817	$682	$285	35%	$135	20%
Operating margin	29.4%	27.1%	26.3%		2.3 points		0.8 points
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.
Net sales increased in fiscal 2018 compared to the prior year and also in fiscal 2017 compared to fiscal 2016 primarily due to higher customer spending for spares and services. Two customers represented at least 10 percent of this segment’s net sales, and together they accounted for approximately 23 percent of this segment’s net sales for fiscal 2018.
Operating income and operating margin for fiscal 2018 increased compared to the prior year and also in fiscal 2017 compared to fiscal 2016, reflecting higher net sales partially offset by increased headcount to support business growth.

Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, monitors, laptops, personal computers, electronic tablets, smart phones, and other consumer-oriented devices, equipment upgrades and flexible coating systems. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale LCD TVs, OLEDs, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields. Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices.
The market environment for Applied's Display and Adjacent Markets segment in fiscal 2018 was characterized by increased demand for manufacturing equipment for TV and mobile devices. Uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

				Change
	2018	2017	2016	2018 over 2017		2017 over 2016

	(In millions, except percentages and ratios)
Net sales	$2,498	$1,900	$1,206	$598	31%	$694	58%
Operating income	$679	$502	$245	$177	35%	$257	105%
Operating margin	27.2%	26.4%	20.3%		0.8 points		6.1 points
Net sales for fiscal 2018 increased compared to fiscal 2017 primarily due to higher customer investments in TV display manufacturing equipment. Operating income and operating margin for fiscal 2018 increased compared fiscal 2017, reflecting higher net sales and favorable product mix, partially offset by higher RD&E spending. Three customers, that represented at least 10 percent of this segment’s net sales, accounted for approximately 58 percent of net sales for this segment in fiscal 2018, with one customer accounting for approximately 33 percent of net sales.
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
The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

							Change
	2018		2017		2016		2018 over 2017		2017 over 2016

	(In millions, except percentages)
China	$2,004	80%	$961	51%	$449	37%	$1,043	109%	$512	114%
Korea	$211	8%	$750	39%	$492	41%	$(539)	(72)%	$258	52%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 28, 2018	October 29, 2017

	(In millions)
Cash and cash equivalents	$3,440	$5,010
Short-term investments	590	2,266
Long-term investments	1,568	1,143
Total cash, cash-equivalents and investments	$5,598	$8,419
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2018	2017	2016

	(In millions)
Cash provided by operating activities	$3,787	$3,789	$2,566
Cash provided by (used in) investing activities	$571	$(2,526)	$(425)
Cash provided by (used in) financing activities	$(5,928)	$341	$(3,532)
In March 2016, the Financial Accounting Standards Board issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by $180 million and $100 million with corresponding net decreases in cash provided by financing activities for fiscal 2017 and 2016, respectively. See Note 1 of Notes to Consolidated Financial Statements for additional discussion of this adoption.
Operating Activities
Cash from operating activities for fiscal 2018 was $3.8 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided from operating activities remained flat from fiscal 2017 to fiscal 2018 due to the increase in income taxes payable, offset by lower deferred revenue and higher increase in accounts receivable. Cash provided by operating activities increased from fiscal 2016 to fiscal 2017 primarily due to higher net income, offset by a smaller increase in customer deposits and a greater increase in inventory in fiscal 2017.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.6 billion, $746 million and $75 million of accounts receivable during fiscal 2018, 2017 and 2016, respectively. Applied discounted letters of credit issued by customers of $37 million in fiscal 2018. There was no discounting of promissory notes in fiscal 2018. Applied did not discount letters of credit issued by customers or discount promissory notes during fiscal 2017 or 2016.
Applied’s working capital was $6.7 billion at October 28, 2018 and $8.8 billion at October 29, 2017.
Days sales outstanding at the end of fiscal 2018, 2017 and 2016 was 58 days, 54 days, and 63 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms, and the increase from fiscal 2017 to fiscal 2018 was primarily due to better revenue linearity in fiscal 2017. Days sales outstanding decreased from fiscal 2016 to fiscal 2017 primarily due to better collections performance and increase in factoring of accounts receivable.

Investing Activities
Applied generated $571 million in cash from investing activities in fiscal 2018. Applied used $2.5 billion of cash in investing activities in fiscal 2017 and $425 million in fiscal 2016. Capital expenditures in fiscal 2018, 2017 and 2016 were $622 million, $345 million and $253 million, respectively. Capital expenditures in fiscal 2018 were primarily for real property acquisitions and improvements in North America and Taiwan, as well as investments in demonstration, testing and laboratory tools. Capital expenditures in fiscal 2017 and fiscal 2016 were primarily for demonstration and test equipment and laboratory tools in North America. Proceeds from sales and maturities of investments, net of purchase of investments was $1.2 billion for fiscal 2018. Purchases of investments, net of proceeds from sales and maturities of investments were $2.1 billion and $156 million for fiscal 2017 and 2016, respectively. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied used $5.9 billion of cash in financing activities in fiscal 2018, consisting primarily of repurchases of common stock of $5.3 billion, cash dividends to stockholders of $605 million and tax withholding payments for vested equity awards of $164 million, offset by proceeds from common stock issuances of $124 million.
Applied generated $341 million of cash from financing activities in fiscal 2017, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $2.2 billion, proceeds from common stock issuances of $97 million, partially offset by cash used for repurchases of common stock of $1.2 billion, cash dividends to stockholders of $430 million and debt repayments of $205 million.
Applied used $3.5 billion of cash in financing activities in fiscal 2016, consisting primarily $1.2 billion in debt repayments, $1.9 billion in repurchases of its common stock, and $444 million in cash dividends to stockholders, offset by proceeds from common stock issuances of $88 million.
In September 2017, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases. At October 28, 2018, $4.3 billion remained available for future stock repurchases under this repurchase program.
During fiscal 2018, Applied's Board of Directors declared three quarterly cash dividends of $0.20 per share and one quarterly cash dividend of $0.10 per share. During each of fiscal 2017 and 2016, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 28, 2018. Remaining credit facilities in the amount of approximately $71 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 28, 2018 and October 29, 2017, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 28, 2018 and October 29, 2017, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.

In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of October 28, 2018. The indentures governing these notes include covenants with which Applied was in compliance at October 28, 2018. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
Others
During 2018 and 2017, Applied reduced $1 million and $17 million, respectively, of its allowance for doubtful accounts as a result of an overall lower risk profile of Applied’s customers. Applied recorded a bad debt provision of $3 million in fiscal 2016. While Applied believes that its allowance for doubtful accounts at October 28, 2018 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years, with eight percent due in each of the first five years starting with fiscal 2018. For fiscal 2018, Applied realized tax expense of $1.1 billion associated with the Tax Act, primarily due to the transition tax. The transition tax eliminated the requirement that cash, cash equivalents and marketable securities held by certain foreign subsidiaries be subject to U.S income taxes if repatriated for U.S. operations. Accordingly, cash, cash equivalents and marketable securities held by all foreign subsidiaries may be repatriated for U.S. operation without being subject to further U.S. income taxes.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 28, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 28, 2018, Applied has provided parent guarantees to banks for approximately $149 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense for fiscal 2018, 2017 and 2016 was $50 million, $34 million and $38 million, respectively.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 28, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$5,350	$—	$1,350	$—	$4,000
Interest expense associated with debt obligations	3,137	219	422	342	2,154
Operating lease obligations	173	50	68	33	22
Income tax from change in U.S. tax laws[1]	1,001	80	160	160	601
Purchase obligations[2]	2,044	1,914	115	15	—
Other long-term liabilities[3,4]	20	—	2	2	16
Total	$11,725	$2,263	$2,117	$552	$6,793
______________________

[1]
Represents an estimate of a provisional tax amount for the transition tax liability associated with the deemed repatriation of accumulated foreign earnings as a result from the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.

[2]	Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.

[3]
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

[4]
Applied’s other long-term liabilities in the Consolidated Balance Sheets include deferred tax liabilities, gross unrecognized tax benefits and related gross interest and penalties. As of October 28, 2018, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $374 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 28, 2018 was $26 million. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Non-GAAP Adjusted Financial Results
Management uses non-GAAP adjusted financial measures to evaluate the Company’s operating and financial performance and for planning purposes, and as performance measures in its executive compensation program. Applied believes these measures enhance an overall understanding of its performance and investors’ ability to review the Company’s business from the same perspective as the Company’s management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of Applied's ongoing operating performance.
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; certain income tax items and other discrete adjustments. Additionally, fiscal 2018 non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2018	2017	2016

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$7,817	$6,532	$4,511
Certain items associated with acquisitions[1]	179	172	167
Inventory reversals related to restructuring[2]	—	—	(2)
Non-GAAP adjusted gross profit	$7,996	$6,704	$4,676
Non-GAAP adjusted gross margin	46.3%	46.1%	43.2%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$4,796	$3,868	$2,152
Certain items associated with acquisitions[1]	197	191	188
Acquisition integration and deal costs	5	3	2
Reversals related to restructuring, net[2]	—	—	(3)
Other gains, losses or charges, net	—	(12)	8
Non-GAAP adjusted operating income	$4,998	$4,050	$2,347
Non-GAAP adjusted operating margin	29.0%	27.9%	21.7%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[4]	$3,313	$3,434	$1,721
Certain items associated with acquisitions[1]	197	191	188
Acquisition integration and deal costs	5	3	2
Reversals related to restructuring, net[2]	—	—	(3)
Loss on early extinguishment of debt	—	5	5
Impairment (gain on sale) of strategic investments, net	(25)	(3)	3
Other gains, losses or charges, net	—	(12)	8
Income tax effect of changes in applicable U.S. tax laws[3]	1,112	—	—
Resolution of prior years’ income tax filings, reinstatement of federal R&D tax credit and other tax items	(26)	(79)	45
Income tax effect of non-GAAP adjustments[5]	(7)	(14)	(19)
Non-GAAP adjusted net income	$4,569	$3,525	$1,950

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Results for fiscal 2016 included adjustments associated with the cost reductions in the solar business.
3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Amounts for fiscal 2017 included the recognition of the previously unrecognized foreign tax credits.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2018	2017	2016

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$3.23	$3.17	$1.54
Certain items associated with acquisitions	0.18	0.16	0.16
Impairment (gain on sale) of strategic investments, net	(0.02)	—	—
Income tax effect of change in applicable U.S. tax laws	1.08	—	—
Other gains, losses or charges, net	—	(0.01)	0.01
Resolution of prior years’ income tax filings and other tax items	(0.02)	(0.07)	0.04
Non-GAAP adjusted earnings per diluted share	$4.45	$3.25	$1.75
Weighted average number of diluted shares	1,026	1,084	1,116

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2018	2017	2016

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$3,634	$3,173	$1,807
Certain items associated with acquisitions[1]	183	184	184
Non-GAAP adjusted operating income	$3,817	$3,357	$1,991
Non-GAAP adjusted operating margin	35.0%	35.3%	29.0%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,102	$817	$682
Certain items associated with acquisitions[1]	—	1	1
Acquisition integration costs	2	3	—
Non-GAAP adjusted operating income	$1,104	$821	$683
Non-GAAP adjusted operating margin	29.4%	27.2%	26.4%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$679	$502	$245
Certain items associated with acquisitions[1]	14	5	—
Acquisition integration costs	1	—	—
Non-GAAP adjusted operating income	$694	$507	$245
Non-GAAP adjusted operating margin	27.8%	26.7%	20.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion at October 28, 2018. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 28, 2018, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 28, 2018, the aggregate principal and estimated fair values amounts of long-term debt issued by Applied were both $5.4 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $497 million at October 28, 2018.
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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 28, 2018.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 28, 2018.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2018, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.
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
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 28, 2018:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	20		$15.06	94	(3)
Equity compensation plans not approved by security holders	—	(4)	$7.27	4	(5)
Total	20		$15.02	98

(1)
Includes only options, restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 28, 2018.

(2)	The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.

(3)
Includes 13 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 13 million shares, 1 million are subject to purchase during the purchase period in effect as of October 28, 2018.

(4)
Includes options to purchase 5 thousand shares of Applied common stock assumed through various mergers and acquisitions, after giving effect to the applicable exchange ratios. The assumed options had a weighted average exercise price of $7.27 per share. No further shares are available for issuance under the plans under which these assumed awards were granted.

(5)
Includes 4 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 4 million shares, 1 million are subject to purchase during the purchase period in effect as of October 28, 2018.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates. The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 28, 2018, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 4 million shares remain available for issuance.
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
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.

Item 14:	Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 25, 2019.

PART IV

Item 15:	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Item 16:	Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 28, 2018 and October 29, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 28, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 28, 2018 and October 29, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 28, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 2004.
Santa Clara, California
December 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Applied Materials, Inc. and subsidiaries (the Company) internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 28, 2018 and October 29, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 28, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated December 13, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 13, 2018

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2018	2017	2016

Net sales	$17,253	$14,537	$10,825
Cost of products sold	9,436	8,005	6,314
Gross profit	7,817	6,532	4,511
Operating expenses:
Research, development and engineering	2,019	1,774	1,540
Marketing and selling	521	456	429
General and administrative	481	434	390
Total operating expenses	3,021	2,664	2,359
Income from operations	4,796	3,868	2,152
Interest expense	234	198	155
Interest and other income, net	132	61	16
Income before income taxes	4,694	3,731	2,013
Provision for income taxes	1,381	297	292
Net income	$3,313	$3,434	$1,721
Earnings per share:
Basic	$3.27	$3.20	$1.56
Diluted	$3.23	$3.17	$1.54
Weighted average number of shares:
Basic	1,013	1,073	1,107
Diluted	1,026	1,084	1,116

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2018	2017	2016

Net income	$3,313	$3,434	$1,721
Other comprehensive income (loss), net of tax:
Change in unrealized net gain on investments	(51)	23	16
Change in unrealized net loss on derivative instruments	4	7	(3)
Change in defined and postretirement benefit plans	(17)	21	(36)
Other comprehensive income (loss), net of tax	(64)	51	(23)
Comprehensive income	$3,249	$3,485	$1,698
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 28, 2018	October 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$3,440	$5,010
Short-term investments	590	2,266
Accounts receivable, net	2,565	2,338
Inventories	3,722	2,930
Other current assets	430	374
Total current assets	10,747	12,918
Long-term investments	1,568	1,143
Property, plant and equipment, net	1,407	1,066
Goodwill	3,368	3,368
Purchased technology and other intangible assets, net	213	412
Deferred income taxes and other assets	470	512
Total assets	$17,773	$19,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,721	$2,450
Customer deposits and deferred revenue	1,347	1,665
Total current liabilities	4,068	4,115
Long-term debt	5,309	5,304
Income taxes payable	1,254	392
Other liabilities	303	259
Total liabilities	10,934	10,070
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $.01 par value per share; 2,500 shares authorized; 967 and 1,060 shares outstanding at 2018 and 2017, respectively	10	11
Additional paid-in capital	7,274	7,056
Retained earnings	20,874	18,258
Treasury stock: 1,019 and 917 shares at 2018 and 2017, respectively	(21,194)	(15,912)
Accumulated other comprehensive loss	(125)	(64)
Total stockholders’ equity	6,839	9,349
Total liabilities and stockholders’ equity	$17,773	$19,419
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 25, 2015	1,160	$11	$6,575	$13,967	793	$(12,848)	$(92)	$7,613
Net income	—	—	—	1,721	—	—	—	1,721
Other comprehensive loss, net of tax	—	—	—	—	—	—	(23)	(23)
Dividends	—	—	—	(436)	—	—	—	(436)
Share-based compensation	—	—	201	—	—	—	—	201
Issuance under stock plans, net of a tax benefit of $23 and other	14	—	33	—	—	—	—	33
Common stock repurchases	(96)	—	—	—	96	(1,892)	—	(1,892)
Balance at October 30, 2016	1,078	$11	$6,809	$15,252	889	$(14,740)	$(115)	$7,217
Net income	—	—	—	3,434	—	—	—	3,434
Other comprehensive income, net of tax	—	—	—	—	—	—	51	51
Dividends	—	—	—	(428)	—	—	—	(428)
Share-based compensation	—	—	220	—	—	—	—	220
Issuance under stock plans, net of a tax benefit of $55 and other	10	—	27	—	—	—	—	27
Common stock repurchases	(28)	—	—	—	28	(1,172)	—	(1,172)
Balance at October 29, 2017	1,060	$11	$7,056	$18,258	917	$(15,912)	$(64)	$9,349
Adoption of new accounting standard (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	3,313	—	—	—	3,313
Other comprehensive loss, net of tax	—	—	—	—	—	—	(64)	(64)
Dividends	—	—	—	(694)	—	—	—	(694)
Share-based compensation	—	—	258	—	—	—	—	258
Issuance under stock plans	9	—	(40)	—	—	—	—	(40)
Common stock repurchases	(102)	(1)	—	—	102	(5,282)	—	(5,283)
Balance at October 28, 2018	967	$10	$7,274	$20,874	1,019	$(21,194)	$(125)	$6,839

(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2018	2017	2016

Cash flows from operating activities:
Net income	$3,313	$3,434	$1,721
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	457	407	389
Deferred income taxes	94	(11)	21
Other	4	(9)	38
Share-based compensation	258	220	201
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(226)	(37)	(542)
Inventories	(792)	(879)	(216)
Other current and non-current assets	(93)	(157)	30
Accounts payable and accrued expenses	179	370	184
Customer deposits and deferred revenue	(318)	289	611
Income taxes payable	886	121	173
Other liabilities	25	41	(44)
Cash provided by operating activities	3,787	3,789	2,566
Cash flows from investing activities:
Capital expenditures	(622)	(345)	(253)
Cash paid for acquisitions, net of cash acquired	(6)	(68)	(16)
Proceeds from sales and maturities of investments	3,276	2,743	1,234
Purchases of investments	(2,077)	(4,856)	(1,390)
Cash provided by (used in) investing activities	571	(2,526)	(425)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	2,176	—
Debt repayments	—	(205)	(1,207)
Proceeds from common stock issuances	124	97	88
Common stock repurchases	(5,283)	(1,172)	(1,892)
Tax withholding payments for vested equity awards	(164)	(125)	(77)
Payments of dividends to stockholders	(605)	(430)	(444)
Cash provided by (used in) financing activities	(5,928)	341	(3,532)
Increase (decrease) in cash and cash equivalents	(1,570)	1,604	(1,391)
Cash and cash equivalents — beginning of year	5,010	3,406	4,797
Cash and cash equivalents — end of year	$3,440	$5,010	$3,406
Supplemental cash flow information:
Cash payments for income taxes	$300	$194	$157
Cash refunds from income taxes	$63	$61	$113
Cash payments for interest	$219	$186	$151
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2018, 2017 and 2016 contained 52, 52, and 53 weeks, respectively. Each fiscal quarter of 2018 and 2017 contained 13 weeks. The first fiscal quarter of 2016 contained 14 weeks, while the second, third and fourth quarters of fiscal 2016 contained 13 weeks.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. Applied adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Applied fully writes down inventories and noncancelable purchase orders for inventory deemed obsolete. Applied performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by Applied, additional inventory adjustments may be required.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: buildings and improvements, 3 to 30 years; demonstration and manufacturing equipment, 3 to 5 years; software, 3 to 5 years; and furniture, fixtures and other equipment, 3 to 5 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term.
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
Foreign Currencies
As of October 28, 2018, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes letters of credit to mitigate credit risk when considered appropriate. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations. In some instances, Applied has entered into security arrangements which require the counterparties to post collateral to further mitigate credit exposure.
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
Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to continue to estimate forfeitures expected to occur to determine the amount of compensation costs to be recognized in each period. The new standard also required recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital prospectively. In fiscal 2018, Applied recognized an excess tax benefit of $51 million in the Consolidated Condensed Statements of Operations. Additionally, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by $180 million and $100 million with corresponding net decreases in cash provided by financing activities for fiscal 2017 and 2016, respectively.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued authoritative guidance that allows stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) to be reclassified from accumulated other comprehensive income to retained earnings. Applied adopted this guidance at the beginning of the third quarter of fiscal 2018. The stranded income tax effects related to the Tax Act were reclassified from accumulated other comprehensive income to retained earnings in the consolidated statements of stockholders' equity as of October 28, 2018.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Not Yet Adopted
Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plans. In August 2018, the FASB issued authoritative guidance that adds, removes, and clarifies disclosure requirements for defined benefit and other postretirement plans. This authoritative guidance will be effective for Applied in fiscal 2021 on a retrospective basis, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued authoritative guidance that eliminates, amends, and adds disclosure requirements for fair value measurements. While the amended and new disclosure requirements primarily relate to Level 3 fair value measurements, the authoritative guidance also eliminates disclosure requirements related to the amount and reasons for transfer between Level 1 and Level 2 of fair value hierarchy, policy for timing of transfer between levels, and the valuation processes for Level 3 fair value measurements. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020. Early adoption is permitted only for the removal and amendment of certain disclosures, while the new disclosures requirements are to be applied prospectively. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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
Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019 on a retrospective basis. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Applied’s consolidated financial statements.
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2019 on a prospective basis. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.
Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. Applied will adopt this standard in the first quarter of fiscal 2019 using a modified-retrospective approach resulting in a cumulative-effect adjustment to retained earnings. Applied estimates an increase in deferred tax assets of approximately $1.6 billion with a corresponding increase in retained earnings related to the recognition of income tax effects of intra-entity asset transfers that occurred prior to the adoption date.
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
Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. Applied will adopt this standard in the first quarter of fiscal year 2019. Applied will make elections on whether to apply fair value or the measurement alternative for equity investments without readily determinable fair value on an investment-by-investment basis. For the equity securities without readily determinable fair values, fair value will be applied prospectively to all equity investments that exist as of adoption. Upon adoption, Applied will record a cumulative-effect adjustment to retained earnings for the unrealized gains and losses associated with equity investments with readily determinable fair values. Applied currently estimates a net increase to retained earnings of approximately $21 million with the corresponding net decrease in accumulated other comprehensive income.
Revenue Recognition. In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures. This new standard will supersede most current revenue recognition guidance, including industry-specific guidance. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting the guidance. In August 2015, the FASB issued an amendment to defer the effective date by one year and allow entities to early adopt no earlier than the original effective date. With this amendment, the guidance will be effective for Applied in the first quarter of fiscal 2019, which is the Company’s planned adoption date. Applied currently anticipates adopting this new guidance using the full retrospective approach.
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
While the Company’s evaluation of the impact of this new guidance is not complete, Applied currently expects that the new standard will have the following impacts:

•
Revenue related to the sale of equipment and spares will generally continue to be recognized at a point in time upon the transfer of control. Under this new guidance, the point of time at which revenue is recognized for certain of these products is expected to be earlier than under current revenue recognition guidance as there will be fewer constraints related to customer acceptance.

•	Revenue related to the sale of services will generally continue to be recognized over time as the services are performed.

•	Disclosures related to revenue recognition, including contract balances and revenue disaggregation, will be expanded.

•
Applied continues to evaluate the effect that this new guidance will have on the financial position and results of operations for fiscal 2018. However, for fiscal 2017, Applied expects an increase of our net sales between $140 million and $180 million, or approximately 1%.

Applied is nearing completion of retrospectively adjusting financial information and will continue to evaluate the effect that the standard will have on its consolidated financial statements, including disclosures, and its preliminary assessments are subject to change.

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

Fiscal Year	2018	2017	2016

	(In millions, except per share amounts)
Numerator:
Net income	$3,313	$3,434	$1,721
Denominator:
Weighted average common shares outstanding	1,013	1,073	1,107
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	13	11	9
Denominator for diluted earnings per share	1,026	1,084	1,116
Basic earnings per share	$3.27	$3.20	$1.56
Diluted earnings per share	$3.23	$3.17	$1.54
Potentially dilutive securities	—	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 28, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,489	$—	$—	$1,489
Cash equivalents:
Money market funds	1,599	—	—	1,599
Commercial paper, corporate bonds and medium-term notes	352	—	—	352
Total Cash equivalents	1,951	—	—	1,951
Total Cash and Cash equivalents	$3,440	$—	$—	$3,440
Short-term and long-term investments:
U.S. Treasury and agency securities	$335	$—	$2	$333
Non-U.S. government securities*	10	—	—	10
Municipal securities	399	—	4	395
Commercial paper, corporate bonds and medium-term notes	705	—	3	702
Asset-backed and mortgage-backed securities	595	—	4	591
Total fixed income securities	2,044	—	13	2,031
Publicly traded equity securities	17	25	4	38
Equity investments in privately-held companies	89	—	—	89
Total short-term and long-term investments	$2,150	$25	$17	$2,158
Total Cash, Cash equivalents and Investments	$5,590	$25	$17	$5,598
 _________________________
* Includes agency debt securities guaranteed by Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 29, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,346	$—	$—	$1,346
Cash equivalents:
Money market funds	2,658	—	—	2,658
U.S. Treasury and agency securities	15	—	—	15
Non-U.S. government securities	55	—	—	55
Municipal securities	341	—	—	341
Commercial paper, corporate bonds and medium-term notes	595	—	—	595
Total Cash equivalents	3,664	—	—	3,664
Total Cash and Cash equivalents	$5,010	$—	$—	$5,010
Short-term and long-term investments:
U.S. Treasury and agency securities	$667	$—	$1	$666
Non-U.S. government securities*	161	—	—	161
Municipal securities	1,007	—	—	1,007
Commercial paper, corporate bonds and medium-term notes	1,024	1	1	1,024
Asset-backed and mortgage-backed securities	379	—	1	378
Total fixed income securities	3,238	1	3	3,236
Publicly traded equity securities	22	78	1	99
Equity investments in privately-held companies	74	—	—	74
Total short-term and long-term investments	$3,334	$79	$4	$3,409
Total Cash, Cash equivalents and Investments	$8,344	$79	$4	$8,419
________________________
* Includes agency debt securities guaranteed by non-U.S. governments, which consist of Canada and Germany.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 28, 2018:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$503	$502
Due after one through five years	946	938
No single maturity date**	701	718
Total	$2,150	$2,158
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Investments
Gross realized gains and losses on sales of investments for each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Gross realized gains	$29	$14	$10
Gross realized losses	$3	$1	$2
At October 28, 2018, gross unrealized losses related to Applied’s investment portfolio were not material. Applied regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Generally, the contractual terms of investments in marketable securities do not permit settlement at prices less than the amortized cost of the investments. Applied determined that the gross unrealized losses on its marketable fixed income securities at October 28, 2018, October 29, 2017 and October 30, 2016 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed income securities for fiscal 2018, 2017 or 2016. During fiscal 2018, 2017 and 2016, Applied determined that certain of its equity investments were other-than-temporarily impaired and, accordingly, recognized impairment charges of $5 million, $10 million and $8 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
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
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments. As of October 28, 2018, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 28, 2018			October 29, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Money market funds	$1,599	$—	$1,599	$2,658	$—	$2,658
U.S. Treasury and agency securities	297	36	333	192	489	681
Non-U.S. government securities	—	10	10	—	216	216
Municipal securities	—	395	395	—	1,348	1,348
Commercial paper, corporate bonds and medium-term notes	—	1,054	1,054	—	1,619	1,619
Asset-backed and mortgage-backed securities	—	591	591	—	378	378
Publicly traded equity securities	38	—	38	99	—	99
Total	$1,934	$2,086	$4,020	$2,949	$4,050	$6,999
There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2018 and 2017, and Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 28, 2018 or October 29, 2017.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Equity investments in privately-held companies are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. If Applied determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value based on available information, such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Equity investments in privately-held companies totaled $89 million at October 28, 2018, of which $72 million of investments were accounted for under the cost method of accounting and $17 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value. Equity investments in privately-held companies totaled $74 million at October 29, 2017, of which $65 million of investments were accounted for under the cost method of accounting and $9 million of investments had been measured at fair value on a non-recurring basis within Level 3 fair value measurements due to an other-than-temporary decline in value.
During fiscal 2018, 2017 and 2016, Applied determined that certain of its equity investments were other-than-temporarily impaired and, accordingly, recognized impairment charges of $5 million, $10 million and $8 million, respectively.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 28, 2018, the aggregate principal and estimated fair value amounts of long-term debt were both $5.4 billion. At October 29, 2017, the aggregate principal amount of long-term debt was $5.4 billion, and the estimated fair value was $5.8 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 28, 2018 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period were not significant for fiscal years 2018 and 2017 and was a loss of $8 million for fiscal 2016.
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
The fair values of foreign exchange derivative instruments at October 28, 2018 and October 29, 2017 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
2018
Foreign exchange contracts	AOCI	$3	$—	$—
Foreign exchange contracts	Cost of products sold	—	4	19
Foreign exchange contracts	General and administrative	—	(3)	(7)
Interest rate contracts	Interest expense	—	(3)	—
Total		$3	$(2)	$12

2017
Foreign exchange contracts	AOCI	$35	$—	$—
Foreign exchange contracts	Cost of products sold	—	7	(3)
Foreign exchange contracts	General and administrative	—	7	(2)
Interest rate contracts	AOCI	(14)	—	—
Interest rate contracts	Interest expense	—	(3)	—
Total		$21	$11	$(5)

2016
Foreign exchange contracts	AOCI	$(53)	$—	$—
Foreign exchange contracts	Cost of products sold	—	(46)	2
Foreign exchange contracts	General and administrative	—	—	(11)
Interest rate contracts	Interest expense	—	(2)	—
Total		$(53)	$(48)	$(9)

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	2018	2017	2016

		(In millions)
Foreign exchange contracts	General and administrative	$(5)	$39	$(75)
Total		$(5)	$39	$(75)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 28, 2018 and October 29, 2017.
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
Applied sold $1.6 billion, $746 million and $75 million of accounts receivable during fiscal 2018, 2017 and 2016, respectively. Applied discounted letters of credit issued by customers of $37 million in fiscal 2018. There was no discounting of promissory notes in fiscal 2018. Applied did not discount letters of credit issued by customers or discount promissory notes during fiscal 2017 or 2016. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $33 million and $34 million at October 28, 2018 and October 29, 2017, respectively. Changes in allowance for doubtful accounts in each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Beginning balance	$34	$51	$49
Provision	—	—	3
Deductions[1]	(1)	(17)	(1)
Ending balance	$33	$34	$51
_____________________________
1 Fiscal 2018, 2017 and 2016 deductions primarily represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 28, 2018, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Balance Sheet Detail

	October 28, 2018	October 29, 2017

	(In millions)
Inventories
Customer service spares	$989	$595
Raw materials	1,020	603
Work-in-process	505	468
Finished goods	1,208	1,264
	$3,722	$2,930

Included in finished goods inventory is $19 million at October 28, 2018 and $331 million at October 29, 2017, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $350 million and $281 million of evaluation inventory at October 28, 2018 and October 29, 2017, respectively.

	October 28, 2018	October 29, 2017

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$40	$57
Prepaid expenses and other	390	317
	$430	$374

	Useful Life	October 28, 2018	October 29, 2017

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$245	$160
Buildings and improvements	3-30	1,448	1,315
Demonstration and manufacturing equipment	3-5	1,282	1,129
Furniture, fixtures and other equipment	3-5	634	572
Construction in progress		203	135
Gross property, plant and equipment		3,812	3,311
Accumulated depreciation		(2,405)	(2,245)
		$1,407	$1,066

Depreciation expense was $258 million, $214 million and $200 million for fiscal 2018, 2017 and 2016 respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2018	October 29, 2017

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$996	$945
Compensation and employee benefits	639	666
Warranty	209	199
Dividends payable	193	106
Income taxes payable	136	112
Other accrued taxes	112	70
Interest payable	38	38
Other	398	314
	$2,721	$2,450

	October 28, 2018	October 29, 2017

	(In millions)
Customer Deposits and Deferred Revenue
Customer deposits	$444	$381
Deferred revenue	903	1,284
	$1,347	$1,665

Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment.

	October 28, 2018	October 29, 2017

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$177	$160
Other	126	99
	$303	$259

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Business Combinations
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
The following table represents the final aggregated purchase price allocation for acquisitions completed in fiscal year 2017:

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
As of October 28, 2018, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
In the fourth quarter of fiscal 2018, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Details of goodwill were as follows:

	October 28, 2018	October 29, 2017

	(In millions)
Semiconductor Systems	$2,151	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,368	$3,368
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 28, 2018	October 29, 2017

	(In millions)
Purchased technology, net	$109	$288
Intangible assets - finite-lived, net	104	124
	$213	$412

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

Details of finite-lived intangible assets were as follows:

	October 28, 2018			October 29, 2017
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,375)	$(150)	$(1,525)	$(1,210)	$(131)	$(1,341)
Applied Global Services	(29)	(44)	(73)	(28)	(44)	(72)
Display and Adjacent Markets	(132)	(36)	(168)	(119)	(35)	(154)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,536)	$(239)	$(1,775)	$(1,357)	$(219)	$(1,576)
Carrying amount	$109	$104	$213	$288	$124	$412

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of amortization expense for each fiscal year by segment were as follows:

	2018	2017	2016

	(In millions)
Semiconductor Systems	$184	$185	$185
Applied Global Services	1	1	1
Display and Adjacent Markets	14	7	—
Corporate and Other	—	—	3
Total	$199	$193	$189
Amortization expense for each fiscal year was charged to the following categories:

	2018	2017	2016

	(In millions)
Cost of products sold	$180	$173	$167
Research, development and engineering	1	1	2
Marketing and selling	18	19	20
Total	$199	$193	$189
As of October 28, 2018, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2019	$57
2020	52
2021	39
2022	65
Total	$213

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $71 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities at both October 28, 2018 and October 29, 2017, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 28, 2018 and October 29, 2017, Applied did not have any commercial paper outstanding.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion and in May 2017, used a portion of the net proceeds to redeem the outstanding $200 million in principal amount of its 7.125% senior notes due in October 2017.
Debt outstanding as of October 28, 2018 and October 29, 2017 was as follows:

	Principal Amount
	October 28, 2018	October 29, 2017	Effective Interest Rate	Interest Pay Dates
	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(30)	(34)
Total long-term debt	$5,309	$5,304

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 25, 2015	$14	$(15)	$(105)	$14	(92)
Other comprehensive income (loss) before reclassifications	14	(33)	(42)	—	(61)
Amounts reclassified out of AOCI	2	30	6	—	38
Other comprehensive income (loss), net of tax	16	(3)	(36)	—	(23)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	$(115)
Other comprehensive income (loss) before reclassifications	24	13	29	—	66
Amounts reclassified out of AOCI	(1)	(6)	(8)	—	(15)
Other comprehensive income, net of tax	23	7	21	—	51
Balance at October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Adoption of new accounting standards (a)	5	(2)	—	—	3

Other comprehensive income (loss) before reclassifications	(66)	5	(23)	—	(84)
Amounts reclassified out of AOCI	15	(1)	6	—	20
Other comprehensive income (loss), net of tax	(51)	4	(17)	—	(64)
Balance at October 28, 2018	$7	$(9)	$(137)	$14	$(125)
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1.
The tax effects on net income of amounts reclassified from AOCI for fiscal 2016 was $22 million. The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2018 and 2017, were not material.
Stock Repurchase Programs
In September 2017, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases. At October 28, 2018, $4.3 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2018	2017	2016

	(In millions, except per share amounts)
Shares of common stock repurchased	102	28	96
Cost of stock repurchased	$5,283	$1,172	$1,892
Average price paid per share	$51.55	$42.08	$19.82
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
During fiscal 2018, Applied's Board of Directors declared three quarterly cash dividends of $0.20 per share and one quarterly cash dividend of $0.10 per share. During each of fiscal 2017 and 2016, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.10 per share. Dividends paid during fiscal 2018, 2017 and 2016 amounted to $605 million, $430 million and $444 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
Applied recognized share-based compensation expense related to stock options, ESPP shares, restricted stock, restricted stock units, performance shares and performance units, and related tax benefits for each fiscal year as follows:

	2018	2017	2016

	(In millions)
Share-based compensation	$258	$220	$201
Tax benefit recognized	$45	$60	$63
The effect of share-based compensation on the results of operations for each fiscal year was as follows:

	2018	2017	2016

	(In millions)
Cost of products sold	$87	$69	$62
Research, development, and engineering	96	83	76
Marketing and selling	31	28	26
General and administrative	44	40	37
Total share-based compensation	$258	$220	$201
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
At October 28, 2018, Applied had $368 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 28, 2018, there were 81 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 17 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2018, 2017 and 2016. Outstanding stock options at the end of fiscal 2018 were not material to the consolidated financial statements.
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
For performance-based awards granted in fiscal 2018 and 2017, certain awards require the achievement of positive adjusted operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of adjusted operating profit margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. Performance-based awards granted in fiscal 2016 require the achievement of targeted levels of adjusted annual operating profit margin, and additional shares become eligible for time-based vesting if Applied achieves certain levels of total shareholder return relative to a peer group, comprised of companies in the Standard & Poor’s 500 Information Technology Index, measured at the end of a two-year period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2015	27	$16.41	2.2 years	$440
Granted	11	$18.54
Vested	(11)	$14.25
Canceled	(2)	$17.57
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2016	25	$18.28	2.3 years	$718
Granted	8	$31.79
Vested	(10)	$16.50
Canceled	(1)	$21.25
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 29, 2017	22	$23.96	2.2 years	$1,239
Granted	6	$50.62
Vested	(9)	$22.15
Canceled	(1)	$30.19
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2018	18	$32.64	2.0 years	$600
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	16	$31.11	1.9 years	$523
At October 28, 2018, 1 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million shares in each of fiscal 2018 and 2017, and 6 million shares during fiscal 2016, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2018	2017	2016
ESPP:
Dividend yield	1.68%	0.99%	1.76%
Expected volatility	34.4%	26.3%	29.3%
Risk-free interest rate	2.09%	0.92%	0.47%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$12.02	$9.14	$5.48

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12    Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2018, 2017 and 2016 were $382 million, $449 million and $312 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $45 million for fiscal 2018 and $38 million for each of fiscal 2017 and 2016.

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Post-Retirement Benefits
Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its Consolidated Financial Statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed the qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in other liabilities and accrued expenses in the Consolidated Balance Sheets.
Through December 31, 2017, Applied also sponsored a U.S. post-retirement plan that provided covered medical and vision benefits to certain eligible retirees. An eligible retiree also could elect coverage for an eligible spouse or domestic partner who was not eligible for Medicare. Coverage ended entirely for all participants when the plan terminated on December 31, 2017. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, were immaterial at each of October 28, 2018 and October 29, 2017.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2018	2017	2016

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$506	$495	$471
Service cost	12	13	13
Interest cost	11	10	13
Plan participants’ contributions	1	2	1
Actuarial (gain) loss	24	(35)	77
Curtailments, settlements and special termination benefits	(1)	(1)	(6)
Foreign currency exchange rate changes	(16)	34	(42)
Benefits paid	(12)	(12)	(10)
Plan amendments and business combinations	(1)	—	(22)
Ending projected benefit obligation	$524	$506	$495
Ending accumulated benefit obligation	$490	$472	$460
Range of assumptions to determine benefit obligations
Discount rate	0.6% - 3.1%	0.5% - 3.4%	0.5% - 3.1%
Rate of compensation increase	2.4% - 3.5%	2.2% - 3.5%	1.6% - 3.6%
Change in plan assets
Beginning fair value of plan assets	$361	$310	$281
Return on plan assets	17	18	37
Employer contributions	11	16	50
Plan participants’ contributions	1	2	1
Foreign currency exchange rate changes	(12)	28	(45)
Divestitures, settlements and business combinations	(1)	(1)	(4)
Benefits paid	(12)	(12)	(10)
Ending fair value of plan assets	$365	$361	$310
Funded status	$(159)	$(145)	$(185)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$19	$17	$11
Current liability	(1)	(1)	(2)
Noncurrent liability	(177)	(161)	(194)
Total	$(159)	$(145)	$(185)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$8	$6	$6
Prior service credit	(1)	(4)	(16)
Total	$7	$2	$(10)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$161	$141	$186
Prior service credit	(2)	(4)	(21)
Total	$159	$137	$165
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$365	$326	$341
Fair value of plan assets	$186	$142	$145
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$331	$293	$307
Fair value of plan assets	$186	$142	$145

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018	2017
Plan assets — allocation
Equity securities	47%	47%
Debt securities	32%	39%
Insurance contracts	10%	11%
Other investments	10%	3%
Cash	1%	—%
The following table presents a summary of the ending fair value of the plan assets:

	October 28, 2018				October 29, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$86	$—	$—	$86	$83	$—	$—	$83
Debt securities	19	—	—	19	16	—	—	16
Insurance contracts	—	—	36	36	—	—	38	38
Other investments	—	14	—	14	—	13	—	13
Cash	2	—	—	2	2	—	—	2
Total assets at fair value	$107	$14	$36	157	$101	$13	$38	152
Assets measured at net asset value				208				209
Total				$365				$361
The following table presents the activity in Level 3 instruments for each fiscal year:

	2018	2017

	(In millions)
Balance, beginning of year	$38	$38
Actual return on plan assets:
Relating to assets still held at reporting date	(1)	(3)
Purchases, sales, settlements, net	—	1
Currency impact	(1)	2
Balance, end of year	$36	$38
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2018	2017	2016

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$12	$13	$13
Interest cost	11	10	13
Expected return on plan assets	(20)	(18)	(14)
Amortization of actuarial loss and prior service credit	3	(10)	3
Settlement and curtailment loss	—	—	(5)
Net periodic benefit cost (income)	$6	$(5)	$10
Weighted average assumptions
Discount rate	2.16%	1.88%	2.82%
Expected long-term return on assets	5.41%	5.38%	5.38%
Rate of compensation increase	2.66%	2.69%	2.71%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2019	$12
2020	12
2021	13
2022	13
2023	12
2024-2028	77
$139
Company contributions to these plans for fiscal 2019 are expected to be approximately $15 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable, including accrued deemed interest, totaled $92 million and $63 million at October 28, 2018 and October 29, 2017, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2018	2017	2016

	(In millions)
U.S.	$439	$514	$199
Foreign	4,255	3,217	1,814
	$4,694	$3,731	$2,013
The components of the provision for income taxes for each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Current:
U.S.	$1,035	$67	$(36)
Foreign	126	233	351
State	22	9	(2)
	1,183	309	313
Deferred:
U.S.	151	(11)	55
Foreign	57	(7)	(89)
State	(10)	6	13
	198	(12)	(21)
	$1,381	$297	$292
A reconciliation between the statutory U.S. federal income tax rate and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2018	2017	2016
Tax provision at U.S. statutory rate	23.4%	35.0%	35.0%
Changes in U.S. tax law	23.7	—	—
Resolutions of prior years’ income tax filings	(0.7)	(1.9)	3.9
Effect of foreign operations taxed at various rates	(15.6)	(24.9)	(24.1)
State income taxes, net of federal benefit	0.2	0.3	0.6
Research and other tax credits	(0.7)	(0.7)	(1.3)
U.S. domestic production deduction	(0.1)	(0.2)	(0.2)
Share-based compensation	(0.7)	0.4	0.4
Other	(0.1)	—	0.2
	29.4%	8.0%	14.5%
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period for companies to complete this accounting. Pursuant to SAB 118, provisional adjustments were recorded when reasonable estimates could be determined. These provisional estimates will be revised as information becomes available and as guidance is issued by the Internal Revenue Service. The accounting for the income tax effects of the Tax Act will be completed during the measurement period, which will not extend beyond one year from the Tax Act enactment date. Applied continues to evaluate certain unrepatriated earnings of foreign subsidiaries used to calculate the transition tax. The remeasurement of U.S. deferred tax assets and liabilities is complete.
The Tax Act also includes provisions that do not affect Applied in fiscal 2018, including a provision designed to tax global intangible low-taxed income (“GILTI”). Due to the complexity of the GILTI tax rules, this provision and related tax accounting will continue to be evaluated. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). The calculation of the deferred balance with respect to the new GILTI tax provisions will depend, in part, on analyzing global income to determine whether future U.S. inclusions in taxable income are expected related to GILTI and, if so, what the impact is expected to be. An accounting policy choice has not yet been made.
Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
The effective tax rate for fiscal 2018 was higher than fiscal 2017 primarily due to tax expense of $1.1 billion for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act, partially offset by changes in the geographical composition of income, tax benefits from the lower U.S. federal corporate tax rate, adoption of authoritative guidance for share-based compensation, and the resolution of tax liabilities for uncertain tax positions. In addition, fiscal 2017 included tax benefits from the recognition of previously unrecognized foreign tax credits.
The effective tax rate for fiscal 2017 was lower than fiscal 2016 primarily due to the recognition of previously unrecognized foreign tax credits and changes in the geographical composition of income. In addition, fiscal 2016 included unfavorable resolutions and changes related to income tax liabilities for uncertain tax positions as well as the reinstatement of the U.S. federal R&D tax credit retroactive to its expiration in December of 2015 which did not reoccur in fiscal 2017.
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2018 for Singapore is 17%. Applied has been granted conditional reduced tax rates that expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax rates was $272 million for fiscal 2018 or $0.28 per diluted share.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2018	October 29, 2017

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$8	$13
Inventory reserves and basis difference	117	156
Installation and warranty reserves	7	1
Accrued liabilities	20	31
Deferred revenue	9	15
Tax credits	236	317
Deferred compensation	79	81
Share-based compensation	37	53
Other	48	67
Gross deferred tax assets	561	734
Valuation allowance	(230)	(227)
Total deferred tax assets	331	507
Deferred tax liabilities:
Fixed assets	(48)	(36)
Intangible assets	(38)	(76)
Undistributed foreign earnings	(32)	(11)
Foreign exchange	(3)	(4)
Total gross deferred tax liabilities	(121)	(127)
Net deferred tax assets	$210	$380
The following table presents a summary of non-current deferred tax assets and liabilities:

	October 28, 2018	October 29, 2017

	(In millions)
Non-current deferred tax asset	$222	$385
Non-current deferred tax liability	(12)	(5)
	$210	$380
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Beginning balance	$227	$207	$207
Increases	8	20	27
Decreases	(5)	—	(27)
Ending balance	$230	$227	$207
At October 28, 2018, Applied has state research and development tax credit carryforwards of $236 million, including $227 million of credits that are carried over until exhausted and $9 million that are carried over for 15 years and begin to expire in fiscal 2028. Management believes it is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available. Gross unrecognized tax benefits are classified as non-current income taxes payable. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits in each fiscal year is as follows:

	2018	2017	2016

	(In millions)
Beginning balance of gross unrecognized tax benefits	$391	$320	$177
Settlements with tax authorities	(152)	(42)	(25)
Lapses of statutes of limitation	(37)	(15)	(2)
Increases in tax positions for current year	91	95	62
Increases in tax positions for prior years	83	33	109
Decreases in tax positions for prior years	(2)	—	(1)
Ending balance of gross unrecognized tax benefits	$374	$391	$320

Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2018, 2017 and 2016 was $12 million, $17 million and $24 million, respectively. The income tax liability for interest and penalties for fiscal 2018, 2017 and 2016 was $26 million, $46 million and $33 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2018, 2017 and 2016 are $294 million, $284 million, and $302 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
In fiscal 2018, Applied paid $158 million, including interest and penalties, as a result of a settlement in Israel for fiscal 2011 through fiscal 2015 resulting in the recognition of a tax benefit of $6 million. In fiscal 2017, Applied paid $29 million, including interest and penalties, as a result of a settlement in Italy for fiscal 2011 resulting in the recognition of a tax expense of $6 million. In fiscal 2016, Applied paid $25 million, including interest and penalties, as a result of a settlement in Switzerland for fiscal 2011 through fiscal 2015 resulting in the recognition of a tax expense of $19 million.
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
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense for fiscal 2018, 2017 and 2016, was $50 million, $34 million and $38 million, respectively.
As of October 28, 2018, future minimum lease payments are expected to be as follows:

Lease Payments
Fiscal	(In millions)
2019	$50
2020	40
2021	28
2022	20
2023	13
Thereafter	22
$173

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Beginning balance	$199	$153	$126
Provisions for warranty	183	166	135
Changes in reserves related to preexisting warranty	3	1	(12)
Consumption of reserves	(176)	(121)	(96)
Ending balance	$209	$199	$153

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 28, 2018, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $58 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 28, 2018, Applied has provided parent guarantees to banks for approximately $149 million to cover these arrangements.
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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 28, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), equipment upgrades and flexible coating systems and other display technologies for TVs, monitor, laptops, personal computers, smart phones, and other consumer-oriented devices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2018:
Semiconductor Systems	$10,903	$3,634	$303	$168	$1,755	$2,213
Applied Global Services	3,754	1,102	21	33	610	1,243
Display and Adjacent Markets	2,498	679	20	39	248	249
Corporate and Other	98	(619)	113	382	(48)	17
Total	$17,253	$4,796	$457	$622	$2,565	$3,722
2017:
Semiconductor Systems	$9,517	$3,173	$286	$150	$1,626	$1,760
Applied Global Services	3,017	817	15	21	564	762
Display and Adjacent Markets	1,900	502	12	17	190	367
Corporate and Other	103	(624)	94	157	(42)	41
Total	$14,537	$3,868	$407	$345	$2,338	$2,930
2016:
Semiconductor Systems	$6,873	$1,807	$277	$114	$1,524	$1,188
Applied Global Services	2,589	682	12	14	559	594
Display and Adjacent Markets	1,206	245	5	6	238	215
Corporate and Other	157	(582)	95	119	(42)	53
Total	$10,825	$2,152	$389	$253	$2,279	$2,050

The reconciling items included in Corporate and Other were as follows:

	2018	2017	2016

	(In millions)
Unallocated net sales	$98	$103	$157
Unallocated cost of products sold and expenses	(459)	(507)	(538)
Share-based compensation	(258)	(220)	(201)
Total	$(619)	$(624)	$(582)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2018	2017	2016

	(In millions)
Net sales:
United States	$1,532	$1,474	$1,143
China	5,113	2,746	2,259
Korea	3,603	4,052	1,883
Taiwan	2,732	3,291	2,843
Japan	2,405	1,518	1,279
Europe	1,066	816	615
Southeast Asia	802	640	803
Total outside United States	15,721	13,063	9,682
Consolidated total	$17,253	$14,537	$10,825

	October 28, 2018	October 29, 2017

	(In millions)
Long-lived assets:
United States	$1,414	$915
China	13	47
Korea	21	21
Taiwan	29	50
Japan	9	8
Europe	50	47
Southeast Asia	25	98
Total outside United States	147	271
Consolidated total	$1,561	$1,186

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2018	2017	2016
Samsung Electronics Co., Ltd.	13%	23%	13%
Taiwan Semiconductor Manufacturing Company Limited	11%	15%	16%
Intel Corporation	11%	*	11%
Micron Technology, Inc.	*	*	11%
______________________________
* Less than 10%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2018:
Net sales	$4,204	$4,567	$4,468	$4,014	$17,253
Gross profit	$1,920	$2,090	$2,027	$1,780	$7,817
Net income	$135	$1,129	$1,173	$876	$3,313
Earnings per diluted share	$0.13	$1.09	$1.17	$0.89	$3.23
2017:
Net sales	$3,278	$3,546	$3,744	$3,969	$14,537
Gross profit	$1,445	$1,600	$1,700	$1,787	$6,532
Net income	$703	$824	$925	$982	$3,434
Earnings per diluted share	$0.65	$0.76	$0.85	$0.91	$3.17

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Amended and Restated Bylaws of Applied Materials, Inc., amended as of December 8, 2015	8-K	000-06920	3.1	12/11/2015
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.1	8/23/2018
10.9*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.10*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.11*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.12*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective October 28, 2012	10-K	000-06920	10.54	12/5/2012
10.13*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.14*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.15*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.16*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.17*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.18*	Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	2/19/2015
10.19	Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	9/9/2015
10.20	Extension Agreement, dated as of September 3, 2017, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-06920	10.1	9/5/2017
10.21*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective July 15, 2015	10-K	000-06920	10.32	12/9/2015
10.22*	Applied Materials, Inc. 2016 Deferred Compensation Plan	10-K	000-06920	10.33	12/9/2015
10.23*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.1	5/25/2017
10.24*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 13, 2018

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

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2018
Gary E. Dickerson
/S/ DANIEL J. DURN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2018
Daniel J. Durn
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 13, 2018
Charles W. Read

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 13, 2018
/S/ JUDY BRUNER
Judy Bruner	Director	December 13, 2018
/S/ XUN CHEN
Xun Chen	Director	December 13, 2018
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 13, 2018
/S/ STEPHEN R. FORREST
Stephen R. Forrest	Director	December 13, 2018
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 13, 2018
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 13, 2018
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 13, 2018
/S/ DENNIS D. POWELL
Dennis D. Powell	Director	December 13, 2018