Form 10-Q
period 2019-01-27
APPLIED MATERIALS INC /DE
filed 2019-02-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 27, 2019: 949,392,609

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 27, 2019	January 28, 2018

	(Unaudited)
Net sales	$3,753	$4,205
Cost of products sold	2,088	2,265
Gross profit	1,665	1,940
Operating expenses:
Research, development and engineering	516	489
Marketing and selling	131	126
General and administrative	110	110
Total operating expenses	757	725
Income from operations	908	1,215
Interest expense	60	59
Interest and other income, net	40	27
Income before income taxes	888	1,183
Provision for income taxes	117	1,018
Net income	$771	$165
Earnings per share:
Basic	$0.81	$0.16
Diluted	$0.80	$0.15
Weighted average number of shares:
Basic	957	1,056
Diluted	965	1,071
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 27, 2019	January 28, 2018

	(Unaudited)
Net income	$771	$165
Other comprehensive income (loss), net of tax:
Change in unrealized gain (losses) on available-for-sale investments	5	6
Change in unrealized net loss on derivative instruments	(17)	(19)
Change in defined and postretirement benefit plans	—	(2)
Other comprehensive income (loss), net of tax	(12)	(15)
Comprehensive income	$759	$150
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 27, 2019	October 28, 2018

ASSETS
Current assets:
Cash and cash equivalents	$3,192	$3,440
Short-term investments	520	590
Accounts receivable, net	2,444	2,323
Inventories	3,703	3,721
Other current assets	426	530
Total current assets	10,285	10,604
Long-term investments	1,588	1,568
Property, plant and equipment, net	1,456	1,407
Goodwill	3,368	3,368
Purchased technology and other intangible assets, net	199	213
Deferred income taxes and other assets	2,026	473
Total assets	$18,922	$17,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,420	$2,721
Contract liabilities	1,356	1,201
Total current liabilities	3,776	3,922
Income taxes payable	1,303	1,254
Long-term debt	5,310	5,309
Other liabilities	324	303
Total liabilities	10,713	10,788
Stockholders’ equity:
Common stock	9	10
Additional paid-in capital	7,265	7,274
Retained earnings	23,032	20,880
Treasury stock	(21,943)	(21,194)
Accumulated other comprehensive loss	(154)	(125)
Total stockholders’ equity	8,209	6,845
Total liabilities and stockholders’ equity	$18,922	$17,633
Amounts as of January 27, 2019 are unaudited. Amounts as of October 28, 2018 are derived from the October 28, 2018 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 27, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (a)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	771	—	—	—	771
Other comprehensive loss, net of tax	—	—	—	—	—	—	(12)	(12)
Dividends declared ($0.20 per common share)	—	—	—	(189)	—	—	—	(189)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	4	—	(74)	—	—	—	—	(74)
Common stock repurchases	(22)	(1)	—	—	22	(749)	—	(750)
Balance as of January 27, 2019	949	$9	$7,265	$23,032	1,041	$(21,943)	$(154)	$8,209
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1.

	Common Stock		Additional Paid-In Capital	Retained Earnings (b)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 28, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2017	1,060	$11	$7,056	$18,539	917	$(15,912)	$(64)	$9,630
Net income	—	—	—	165	—	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15)	(15)
Dividends declared ($0.10 per common share)	—	—	—	(105)	—	—	—	(105)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	5	—	(141)	—	—	—	—	(141)
Common stock repurchases	(15)	—	—	—	15	(782)	—	(782)
Balance as of January 28, 2018	1,050	$11	$6,980	$18,599	932	$(16,694)	$(79)	$8,817
(b) - Retained earnings balance as of October 29, 2017 included adjustment of $281 million related to the adoption of the standard related to revenue recognition.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 27, 2019	January 28, 2018

	(Unaudited)
Cash flows from operating activities:
Net income	$771	$165
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88	119
Share-based compensation	65	65
Deferred income taxes	41	32
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	156
Inventories	18	(211)
Other current and non-current assets	76	78
Accounts payable and accrued expenses	(313)	(127)
Contract liabilities	155	350
Income taxes payable	41	807
Other liabilities	12	32
Cash provided by operating activities	834	1,466
Cash flows from investing activities:
Capital expenditures	(133)	(203)
Cash paid for acquisitions, net of cash acquired	—	(5)
Proceeds from sales and maturities of investments	464	1,944
Purchases of investments	(397)	(384)
Cash provided by (used in) investing activities	(66)	1,352
Cash flows from financing activities:
Common stock repurchases	(750)	(782)
Tax withholding payments for vested equity awards	(74)	(141)
Payments of dividends to stockholders	(192)	(106)
Cash used in financing activities	(1,016)	(1,029)
Increase (decrease) in cash and cash equivalents	(248)	1,789
Cash and cash equivalents — beginning of period	3,440	5,010
Cash and cash equivalents — end of period	$3,192	$6,799
Supplemental cash flow information:
Cash payments for income taxes	$34	$78
Cash refunds from income taxes	$8	$40
Cash payments for interest	$34	$34

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (2018 Form 10-K). Applied’s results of operations for the three months ended January 27, 2019 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2019 and 2018 each contain 52 weeks, and the first three months of fiscal 2019 and 2018 each contained 13 weeks.
At the beginning of the first quarter of fiscal 2019, Applied adopted the new revenue recognition standard using the full retrospective method. All financial statements and disclosures have been recast to comply with this new guidance. See "Recent Accounting Pronouncements - Accounting Standards Adopted" section below for further information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, Applied evaluates its estimates, including those related to standalone selling price (SSP) related to revenue recognition, accounts receivable and sales allowances, fair values of financial instruments, inventories, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of share-based awards, and income taxes, among others. Applied bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Changes to Significant Accounting Policies
Applied adopted various amended guidance during the first quarter of fiscal 2019. The following accounting policies have been updated as part of the adoption of the new standards.
Allowance for Doubtful Accounts
Applied maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues Applied has identified. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to Applied or its payment trends, may require Applied to further adjust its estimates of the recoverability of amounts due to Applied. Bad debt expense and any reversals are recorded in marketing and selling expenses in the Consolidated Condensed Statement of Operations.
Sales and Value Added Taxes
Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the accompanying Consolidated Condensed Statements of Operations.
Shipping and Handling Costs
Applied accounts for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, amounts billed for shipping and handling costs are recorded as a component of net sales and costs as a component of cost of products sold.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied also sells extended warranty contracts to its customers which provide an extension of the standard warranty coverage period of up to 2 years. Applied receives payment at the inception of the contract and recognizes revenue ratably over the extended warranty coverage period, as the customer simultaneously receives and consumes the benefits of the extended warranty.
Revenue Recognition from Contracts with Customers
Applied recognizes revenue when promised goods or services are transferred to a customer in an amount that reflects the consideration to which Applied expects to be entitled in exchange for those goods or services. Applied determines revenue recognition through the following five steps; (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied.
Identifying the contract(s) with customers. Applied sells manufacturing equipment, services, and spare parts directly to its customers in the semiconductor, display, and related industries. The Company generally considers written documentation including, but not limited to, signed purchase orders, master agreements, and sales orders as contracts provided that collection is probable. Collectability is assessed based on the customer’s creditworthiness determined by reviewing the customer’s published credit and financial information, historical payment experience, as well as other relevant factors.
Identifying the performance obligations. Applied’s performance obligations include delivery of manufacturing equipment, service agreements, spare parts, installation, extended warranty and training. Applied’s service agreements are considered one performance obligation and may include multiple goods and services that we provide to the customer to deliver against a performance metric. Judgment is used to determine whether multiple promised goods or services in a contract should be accounted for separately or as a group.
Determine the transaction price. The transaction price for Applied’s contracts with customers may include fixed and variable consideration. Applied includes variable consideration in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Allocate the transaction price to the performance obligations. A contract’s transaction price is allocated to each distinct performance obligation identified within the contract. Applied generally estimates the standalone selling price of a distinct performance obligation based on historical cost plus an appropriate margin. For contracts with multiple performance obligations, Applied allocates the contract’s transaction price to each performance obligation using the relative standalone selling price of each distinct good or service in the contract.
Recognizing the revenue as performance obligations are satisfied. Applied recognizes revenue from equipment and spares parts at a point in time when Applied has satisfied its performance obligation by transferring control of the goods to the customer which typically occurs at shipment or delivery. Revenue from service agreements is recognized over time as customers receive the benefits of services.
The incremental costs to obtain a contract are not material.
Payment Terms. Payment terms vary by contract. Generally, the majority of payments are due within a certain number of days from shipment of goods or performance of service. The remainder is typically due upon customer technical acceptance. Applied typically receives deposits on future deliverables from customers in the Display and Adjacent Markets segment and, in certain instances, may also receive deposits from customers in the Applied Global Services segment. Applied’s payment terms do not generally contain a significant financing component.
Investments
All of Applied’s investments, except equity investments held in privately-held companies, are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are measured and recorded at fair value with changes in fair value recorded in the accompanying Consolidated Statements of Operations. Interest earned on cash and investments, as well as realized gains and losses on sale of securities, are included in interest and other income, net in the accompanying Consolidated Condensed Statements of Operations.
Equity investments without readily determinable fair value are measured at cost, less impairment, adjusted by observable price changes. Adjustments resulting from impairments and observable prices changes will be recorded in the accompanying Consolidated Condensed Statements of Operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
Accounting Standards Adopted
Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Applied adopted this guidance in the first quarter of fiscal 2019 on a retrospective basis. The adoption of this guidance resulted in reclassification of other components of net benefit costs outside of income from operations and did not have a significant impact on Applied’s consolidated financial statements.
Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. Applied adopted this guidance in the first quarter of fiscal 2019 on a prospective basis. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.
Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that changed the tax accounting for intra-entity transfers of assets other than inventory. After adoption, the income tax effect of intra-entity transfers is realized at the time of the transfer instead of over the life of the asset. Applied adopted this guidance in the first quarter of fiscal 2019 using a modified retrospective approach, resulting in a cumulative effect adjustment to retained earnings. Upon adoption, deferred tax assets increased by $1.6 billion related to the estimated income tax effects of future amortization of intra-entity intangible asset transfers, with an offset to retained earnings.
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. Effective in the first quarter of fiscal 2019, Applied adopted the authoritative guidance retrospectively. The adoption of this guidance did not have a significant impact and only impacts disclosures in Applied' s consolidated condensed statements of cash flow.
Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new measurement alternative. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. Applied adopted this standard in the first quarter of fiscal year 2019. Upon adoption, Applied elected to apply the measurement alternative for equity investments without readily determinable fair value. Under the alternative, Applied measures investments without readily determinable fair value at cost, less impairment, adjusted by observable price changes prospectively to all equity investments that exist as of adoption and will reassess at each reporting period whether an investment qualifies for the alternative. Adopting this standard required Applied to record a cumulative net increase to retained earnings of approximately $21 million with the corresponding $17 million decrease in accumulated other comprehensive income, net of tax, for the unrealized gains and losses associated with equity investments with readily determinable fair values, as the authoritative guidance is required to be adopted prospectively. Going forward, the impact of this new standard could result in volatility in Applied's consolidated statement of operations.
Revenue Recognition. In May 2014, the FASB issued authoritative guidance that requires revenue recognition to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures. Applied adopted this authoritative guidance in the first quarter of fiscal 2019 using the full retrospective method, which required restating each prior reporting period presented. Refer to the Impacts to Previously Reported Results section below for the impact of the adoption of the standard to Applied’s consolidated financial statements.
For all periods prior to the date of initial adoption of this standard, Applied elected to use the practical expedient pursuant to which Applied excluded disclosures of both transaction prices allocated to remaining performance obligations and when these performance obligations are expected to be recognized as revenue.
The most significant impact from the adoption of this standard is fewer constraints on revenue recognition upon shipment of manufacturing equipment.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition and retirement benefits impacted Applied’s Consolidated Condensed Statement of Operations for the first quarter of fiscal 2018 as follows:

	Three Months Ended
	January 28, 2018
	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Adjusted
	(In millions, except per share amounts)

Net sales	$4,204	$1	$—	$4,205
Cost of products sold	$2,284	$(20)	$1	$2,265
Gross profit	$1,920	$21	$(1)	$1,940
Research, development and engineering	$488	$—	$1	$489
Interest and other income, net	$25	$—	$2	$27
Income before income taxes	$1,162	$21	$(2)	$1,183
Provision for income taxes	$1,027	$(9)	$—	$1,018
Net income	$135	$30	$—	$165
Earnings per share: basic	$0.13	$0.03	$—	$0.16
Earnings per share: diluted	$0.13	$0.02	$—	$0.15
Adoption of the retirement benefits standard did not have any impact on Applied’s Consolidated Balance Sheet or Consolidated Condensed Statement of Cash Flows.
Adoption of the standard related to revenue recognition impacted Applied’s Consolidated Balance Sheet at October 28, 2018 as follows:

	October 28, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Accounts receivable, net	$2,565	$(242)	$2,323
Inventories	$3,722	$(1)	$3,721
Other current assets	$430	$100	$530
Deferred income taxes and other assets	$470	$3	$473
Customer deposits and deferred revenue	$1,347	$(1,347)	$—
Contract liabilities	$—	$1,201	$1,201
Retained earnings	$20,874	$6	$20,880

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Adoption of the revenue recognition standard did not impact cash provided by or used in investing or financing activities in Applied’s consolidated Condensed Statement of Cash Flows for the first quarter of fiscal 2018. The adoption did not impact total cash provided by operating activities, however it impacted individual components of cash provided by operating activities for the first quarter of fiscal 2018 as follows:

	Three Months Ended
	January 28, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Cash flows from operating activities:
Net income	$135	$30	$165
Adjustments required to reconcile net income to cash provided by operating activities:
Deferred income taxes	$41	$(9)	$32
Changes in operating assets and liabilities:
Inventories	$(195)	$(16)	$(211)
Accounts payable and accrued expenses	$(125)	$(2)	$(127)
Contract liabilities	$353	$(3)	$350
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

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions, except per share amounts)
Numerator:
Net income	$771	$165
Denominator:
Weighted average common shares outstanding	957	1,056
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	8	15
Denominator for diluted earnings per share	965	1,071
Basic earnings per share	$0.81	$0.16
Diluted earnings per share	$0.80	$0.15
Potentially weighted dilutive securities	8	—
Potentially weighted dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments:

January 27, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,016	$—	$—	$1,016
Cash equivalents:
Money market funds	1,911	—	—	1,911
Commercial paper, corporate bonds and medium-term notes	265	—	—	265
Total Cash equivalents	2,176	—	—	2,176
Total Cash and Cash equivalents	$3,192	$—	$—	$3,192
Short-term and long-term investments:
U.S. Treasury and agency securities	$375	$—	$—	$375
Non-U.S. government securities*	9	—	—	9
Municipal securities	402	1	2	401
Commercial paper, corporate bonds and medium-term notes	628	1	3	626
Asset-backed and mortgage-backed securities	565	—	3	562
Total fixed income securities	1,979	2	8	1,973
Publicly traded equity securities	15	20	4	31
Equity investments in privately-held companies	104	—	—	104
Total equity investments	119	20	4	135
Total short-term and long-term investments	$2,098	$22	$12	$2,108

Total Cash, Cash equivalents and Investments	$5,290	$22	$12	$5,300
 _________________________
* Includes agency debt securities guaranteed by Canada.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 28, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,489	$—	$—	$1,489
Cash equivalents:
Money market funds	1,599	—	—	1,599
Commercial paper, corporate bonds and medium-term notes	352	—	—	352
Total Cash equivalents	1,951	—	—	1,951
Total Cash and Cash equivalents	$3,440	$—	$—	$3,440
Short-term and long-term investments:
U.S. Treasury and agency securities	$335	$—	$2	$333
Non-U.S. government securities*	10	—	—	10
Municipal securities	399	—	4	395
Commercial paper, corporate bonds and medium-term notes	705	—	3	702
Asset-backed and mortgage-backed securities	595	—	4	591
Total fixed income securities	2,044	—	13	2,031
Publicly traded equity securities	17	25	4	38
Equity investments in privately-held companies	89	—	—	89
Total equity investments	106	25	4	127
Total short-term and long-term investments	$2,150	$25	$17	$2,158

Total Cash, Cash equivalents and Investments	$5,590	$25	$17	$5,598
 _________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of January 27, 2019:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$429	$428
Due after one through five years	985	983
No single maturity date**	684	697
Total	$2,098	$2,108
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three months ended January 27, 2019 and January 28, 2018, gross realized gains and losses on investments for these periods were not material.
As of January 27, 2019, and October 28, 2018, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied determined that the gross unrealized losses on its marketable fixed-income securities as of January 27, 2019 and January 28, 2018 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three months ended January 27, 2019 or January 28, 2018. Impairment charges on equity investments in privately-held companies during the three months ended January 27, 2019 and January 28, 2018 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
Unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Condensed Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect.
The components of gain (losses) on equity investments for the three months ended January 27, 2019 were as follows:

Three Months Ended
January 27, 2019

(In millions)
Publicly traded equity securities
Unrealized gain	$6
Unrealized loss	(2)
Gain on sales	1
Loss on sales	—
Equity investments in privately-held companies
Unrealized gain	7
Unrealized loss	(1)
Gain on sales	1
Loss on sales	—
Total gain on equity investments, net	$12

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4	Fair Value Measurements
Applied’s financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 27, 2019, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Applied’s equity investments with readily determinable values consist of publicly traded equity securities. Upon adoption of ASU 2016-01, these investments are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the consolidated statements of operations. Applied adopted the standard using a modified retrospective transition method, and reclassified the unrealized gains on these equity investments of $21 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 27, 2019			October 28, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds	$1,911	$—	$1,911	$1,599	$—	$1,599
U.S. Treasury and agency securities	343	32	375	297	36	333
Non-U.S. government securities	—	9	9	—	10	10
Municipal securities	—	401	401	—	395	395
Commercial paper, corporate bonds and medium-term notes	—	891	891	—	1,054	1,054
Asset-backed and mortgage-backed securities	—	562	562	—	591	591
Total available-for-sale debt security investments	$2,254	$1,895	$4,149	$1,896	$2,086	$3,982
Equity investments with readily determinable values
Publicly traded equity securities	$31	$—	$31	$38	$—	$38
Total equity investments with readily determinable values	$31	$—	$31	$38	$—	$38

Total	$2,285	$1,895	$4,180	$1,934	$2,086	$4,020
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended January 27, 2019 or January 28, 2018. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 27, 2019 or October 28, 2018.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Upon adoption of ASU 2016-01, Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. Applied adopted the guidance prospectively, effective October 29, 2018, and there was no impact to Applied’s condensed consolidated financial statements. Prior to the adoption of ASU 2016-01, these investments were generally accounted for under the cost method of accounting. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three months ended January 27, 2019 and January 28, 2018 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 27, 2019, the aggregate principal amount of long-term debt was $5.4 billion and the estimated fair value was $5.5 billion. As of October 28, 2018, the aggregate principal and estimated fair value amounts of long-term debt were both $5.4 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 27, 2019 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 27, 2019 and January 28, 2018.
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
The fair values of foreign exchange derivative instruments as of January 27, 2019 and October 28, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		January 27, 2019			January 28, 2018
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(16)	$—	$—	$(18)	$—	$—
Foreign exchange contracts	Cost of products sold	—	12	5	—	8	2
Foreign exchange contracts	General and administrative	—	(5)	(1)	—	(1)	(2)
Interest rate contracts	Interest expense	—	—	—	—	(1)	—
Total		$(16)	$7	$4	$(18)	$6	$—

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 27, 2019	January 28, 2018

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(10)	$(8)
Total		$(10)	$(8)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 27, 2019.
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
Applied sold $464 million and $376 million of accounts receivable during the three months ended January 27, 2019 and January 28, 2018, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 27, 2019 and January 28, 2018. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $33 million as of January 27, 2019 and October 28, 2018. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of January 27, 2019, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

Note 7	Contract Balances
Contract assets primarily result from receivables for goods transferred to customers and where payment is conditional upon technical sign off and not just the passage of time. Contract liabilities consist of unsatisfied performance obligations related to advance payments received and billings in excess of revenue recognized. Applied’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Contract assets are generally classified as current and included in Other Current Assets in the Consolidated Condensed Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.
Contract balances at the end of each reporting period were as follows:

	January 27, 2019	October 28, 2018
	(In millions)

Contract assets	$100	$99
Contract liabilities	$1,356	$1,201
The increase in net contract liabilities was primarily due to netted contract assets being classified to accounts receivable as conditions for payments were met.
During the three months ended January 27, 2019, Applied recognized revenue of approximately $288 million related to contract liabilities at October 28, 2018.
There were no impairment losses recognized on Applied's accounts receivables and contract assets during the three months ended January 27, 2019.
As of January 27, 2019, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $232 million, which is expected to be recognized within the next 36 months. Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8	Balance Sheet Detail

	January 27, 2019	October 28, 2018

	(In millions)
Inventories
Customer service spares	$1,093	$989
Raw materials	1,018	1,020
Work-in-process	526	505
Finished goods	1,066	1,207
	$3,703	$3,721

Included in finished goods inventory are $8 million as of January 27, 2019, and $19 million as of October 28, 2018, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $341 million and $350 million of evaluation inventory as of January 27, 2019 and October 28, 2018, respectively.

	January 27, 2019	October 28, 2018

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$32	$40
Prepaid expenses and other	394	490
	$426	$530

	Useful Life	January 27, 2019	October 28, 2018

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$245	$245
Buildings and improvements	3-30	1,460	1,448
Demonstration and manufacturing equipment	3-5	1,335	1,282
Furniture, fixtures and other equipment	3-5	639	634
Construction in progress		243	203
Gross property, plant and equipment		3,922	3,812
Accumulated depreciation		(2,466)	(2,405)
		$1,456	$1,407

	January 27, 2019	October 28, 2018

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes and income taxes receivable	$1,856	$319
Other assets	170	154
	$2,026	$473

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 27, 2019	October 28, 2018

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$978	$996
Compensation and employee benefits	426	639
Warranty	200	208
Dividends payable	190	193
Income taxes payable	129	136
Other accrued taxes	73	112
Interest payable	59	38
Other	365	399
	$2,420	$2,721

	January 27, 2019	October 28, 2018

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$178	$177
Other	146	126
	$324	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Goodwill, Purchased Technology and Other Intangible Assets
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
As of January 27, 2019, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of January 27, 2019 and October 28, 2018 were as follows:

	January 27, 2019	October 28, 2018

	(In millions)
Semiconductor Systems	$2,151	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,368	$3,368
A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 27, 2019	October 28, 2018

	(In millions)
Purchased technology, net	$99	$109
Intangible assets - finite-lived, net	100	104
Total	$199	$213

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

Details of finite-lived intangible assets were as follows:

	January 27, 2019			October 28, 2018
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,382)	$(154)	$(1,536)	$(1,375)	$(150)	$(1,525)
Applied Global Services	(29)	(44)	(73)	(29)	(44)	(73)
Display and Adjacent Markets	(135)	(36)	(171)	(132)	(36)	(168)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,546)	$(243)	$(1,789)	$(1,536)	$(239)	$(1,775)
Carrying amount	$99	$100	$199	$109	$104	$213
Details of amortization expense by segment were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Semiconductor Systems	$11	$46
Display and Adjacent Markets	3	4
Total	$14	$50

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Amortization expense was charged to the following categories:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Cost of products sold	$9	$45
Marketing and selling	5	5
Total	$14	$50
As of January 27, 2019, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2019 (remaining 9 months)	$43
2020	52
2021	39
2022	24
2023	11
Thereafter	30
Total	$199

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both January 27, 2019 and October 28, 2018, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of January 27, 2019, Applied did not have any commercial paper outstanding.
Debt outstanding as of January 27, 2019 and October 28, 2018 was as follows:

	Principal Amount
	January 27, 2019	October 28, 2018	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(30)	(30)
Total long-term debt	$5,310	$5,309

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	5	(12)	—	—	(7)
Amounts reclassified out of AOCI	—	(5)	—	—	(5)
Other comprehensive income (loss), net of tax	5	(17)	—	—	(12)

Balance as of January 27, 2019	$(5)	$(26)	$(137)	$14	$(154)
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019. See Note 1.

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Other comprehensive income (loss) before reclassifications	6	(14)	—	—	(8)
Amounts reclassified out of AOCI	—	(5)	(2)	—	(7)
Other comprehensive income (loss), net of tax	6	(19)	(2)	—	(15)
Balance as of January 28, 2018	$59	$(30)	$(122)	$14	$(79)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 27, 2019 and January 28, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of January 27, 2019, $3.6 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three months ended January 27, 2019 and January 28, 2018:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(in millions, except per share amount)
Shares of common stock repurchased	22	15
Cost of stock repurchased	$750	$782
Average price paid per share	$34.04	$53.41
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
Dividends
In December 2018, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2019, in the amount of $0.20 per share. Dividends paid during the three months ended January 27, 2019 and January 28, 2018 totaled $192 million and $106 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 27, 2019 and January 28, 2018, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Cost of products sold	$22	$22
Research, development and engineering	24	24
Marketing and selling	8	8
General and administrative	11	11
Total share-based compensation	$65	$65

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The cost associated with share-based awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards, which include both performance and market goals, is recognized for each tranche over the service period. The cost of equity awards related to performance goals is based on an assessment of the likelihood that the applicable performance goals will be achieved. For the equity awards based on market goals, the cost is recognized based upon the assumption of 100% achievement of the goal.
As of January 27, 2019, Applied had $514 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. As of January 27, 2019, there were 67 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 17 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 27, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 28, 2018	18	$32.64
Granted	7	$35.39
Vested	(7)	$27.83
Canceled	—	$32.06
Outstanding as of January 27, 2019	18	$35.46
As of January 27, 2019, 1.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2019, certain executive officers were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period.
The awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date, subject to a qualifying retirement described below. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards provide for a partial payout based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement based on age and years of service.
The fair value of the portion of the awards subject to targeted levels of adjusted operating margin is estimated on the date of grant. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period and reduced for estimated forfeitures.
The fair value of the portion of the awards subject to the targeted levels of relative total shareholder return is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. There was no purchase during both of the three months ended January 27, 2019 and January 28, 2018, respectively. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act, including the accounting for the remeasurement of deferred tax assets completed in the fourth quarter of fiscal 2018 and the accounting for the transition tax completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (“GILTI”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $46 million realized by Applied in the first quarter of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. Pursuant to our accounting policies for uncertain tax positions, the tax benefit might reverse if the regulations are finalized as proposed. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). Applied has chosen the period cost method.
Applied’s effective tax rates for the first quarter of fiscal 2019 and 2018 were 13.2 percent and 86.1 percent, respectively. The effective tax rate for the first quarter of fiscal 2019 was lower than the same period in the prior fiscal year primarily due to tax expense of $1.0 billion in the first quarter of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. This decrease was partially offset by tax expense in the first quarter of fiscal 2019 related to the resolution of tax liabilities for uncertain tax positions and by the excess tax benefit from share-based compensation being lower in the first quarter of fiscal 2019 than in the same period in the prior fiscal year. The first quarter of fiscal 2019 also included tax expense related to GILTI and changes in the geographical composition of income which includes jurisdictions with differing tax rates.

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Beginning balance	$208	$206
Warranties issued	39	45
Change in reserves related to preexisting warranty	1	2
Consumption of reserves	(48)	(43)
Ending balance	$200	$210
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $68 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 27, 2019, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 27, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), equipment upgrades and flexible coating systems and other display technologies for TVs, monitors, laptops, personal computers, smart phones, and other consumer-oriented devices.
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
Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 27, 2019:
Semiconductor Systems	$2,268	$631
Applied Global Services	962	285
Display and Adjacent Markets	507	115
Corporate and Other	16	(123)
Total	$3,753	$908
January 28, 2018:
Semiconductor Systems	$2,852	$1,024
Applied Global Services	881	255
Display and Adjacent Markets	443	90
Corporate and Other	29	(154)
Total	$4,205	$1,215

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 27, 2019		January 28, 2018

	(In millions, except percentages)
China	$968	26%	$964	23%
Korea	572	15%	1,203	29%
Taiwan	656	18%	741	18%
Japan	651	17%	482	11%
Southeast Asia	160	4%	193	4%
Asia Pacific	3,007	80%	3,583	85%
United States	450	12%	370	9%
Europe	296	8%	252	6%
Total	$3,753	100%	$4,205	100%
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018
Foundry, logic and other	44%	37%
Dynamic random-access memory (DRAM)	21%	26%
Flash memory	35%	37%
	100%	100%
The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Unallocated net sales	$16	$29
Unallocated cost of products sold and expenses	(74)	(118)
Share-based compensation	(65)	(65)
Total	$(123)	$(154)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 27, 2019, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Toshiba	14%
SK Hynix Inc.	13%
Intel Corporation	13%
Taiwan Semiconductor Manufacturing Company Limited	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of Applied’s results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 28, 2018 contained in the Company’s Form 10-K filed December 13, 2018.
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
Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development, and the timing of capacity expansion to meet end-market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions, except per share amounts and percentages)
Net sales	$3,753	$4,205	$(452)
Gross margin	44.4%	46.1%	(1.7) points
Operating income	$908	$1,215	$(307)
Operating margin	24.2%	28.9%	(4.7) points
Net income	$771	$165	$606
Earnings per diluted share	$0.80	$0.15	$0.65

Fiscal 2019 and 2018 each contains 52 weeks, and the first three months of fiscal 2019 and 2018 each contained 13 weeks.
Investment in semiconductor and display manufacturing equipment and services continued to be the main driver of revenue during the first three months of fiscal 2019. Semiconductor equipment customers made investments in new capacity and technology transitions, although overall spending decreased compared to the same period in the prior year. Display equipment spending during the first quarter of fiscal 2019 reflected continued investment in new technology and manufacturing equipment for producing larger LCD TVs and in new equipment for mobile devices. Applied also continued to see strong growth in demand for services and continued demand for spares from customers as compared to the same period in the prior year.
While Applied anticipates major technology trends to continue driving long-term growth in the semiconductor industry, the trends characterizing the second half of 2018 continued into early fiscal 2019, with lower spending by memory customers, and foundry and logic customers prioritizing spending on longer lead-time equipment not in Applied’s product portfolio. Applied also expects lower spending for display manufacturing equipment in fiscal 2019, although long-term demand drivers remain in place. Applied anticipates continued growth in semiconductor services spending in fiscal 2019.
The three months ended January 28, 2018 included a one-time expense related to the enactment of recent U.S. tax legislation that reduced diluted earnings per share by $0.94.
Applied adopted the authoritative guidance related to revenue recognition in the first quarter of fiscal 2019 using the full retrospective method. Applied also adopted authoritative guidance related to retirement benefits in the first quarter of fiscal 2019 using the retrospective method. The adoption of these guidance required restating each prior reporting period presented.
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019		January 28, 2018		Change

	(In millions, except percentages)
Semiconductor Systems	$2,268	60%	$2,852	68%	(20)%
Applied Global Services	962	26%	881	21%	9%
Display and Adjacent Markets	507	14%	443	11%	14%
Corporate and Other	16	—%	29	—%	(45)%
Total	$3,753	100%	$4,205	100%	(11)%

For the three months ended January 27, 2019 compared to the same period in the prior year, net sales decreased primarily due to decreased customer investments in semiconductor equipment. The Semiconductor Systems segment’s relative share of total net sales continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 27, 2019		January 28, 2018		Change

	(In millions, except percentages)
China	$968	26%	$964	23%	—%
Korea	572	15%	1,203	29%	(52)%
Taiwan	656	18%	741	18%	(11)%
Japan	651	17%	482	11%	35%
Southeast Asia	160	4%	193	4%	(17)%
Asia Pacific	3,007	80%	3,583	85%	(16)%
United States	450	12%	370	9%	22%
Europe	296	8%	252	6%	17%
Total	$3,753	100%	$4,205	100%	(11)%

The changes in net sales in all regions in the three months ended January 27, 2019 compared to the same period in the prior year primarily reflected changes in semiconductor equipment spending and customer and product mix. The increase in net sales to customers in Japan, United States and Europe, for the three months ended January 27, 2019 compared to the same period in the prior year was primarily due to increased investments in semiconductor equipment. The decrease in net sales to customers in Korea for the three months ended January 27, 2019 compared to the same period in the prior year primarily reflected decrease in investments in semiconductor equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

Gross margin	44.4%	46.1%	(1.7) points
Gross margin in the first three months of fiscal 2019 decreased compared to the same period in the prior year primarily due to the decrease in net sales and unfavorable changes in customer and product mix. Gross margin during the three months ended January 27, 2019 and January 28, 2018 each included $22 million of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions)
Research, development and engineering	$516	$489	$27
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
RD&E expenses increased during the three months ended January 27, 2019 compared to the same period in the prior year primarily due to additional headcount and increased research and development program spending in Semiconductor Systems segment. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 27, 2019 and January 28, 2018 each included $24 million of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions)
Marketing and selling	$131	$126	$5
Marketing and selling expenses increased in the three months ended January 27, 2019 compared to the same period in fiscal 2018 primarily due to additional headcount. Marketing and selling expenses during the three months ended January 27, 2019 and January 28, 2018 each included $8 million of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions)
General and administrative	$110	$110	$—

G&A expenses in the three months ended January 27, 2019 remained flat compared to the same period in the prior year. G&A expenses during the three months ended January 27, 2019 and January 28, 2018 each included $11 million of share-based compensation expense.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions)
Interest expense	$60	$59	$1
Interest and other income, net	$40	$27	$13
Interest expenses incurred were primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 27, 2019 remained relatively flat compared to the same period in fiscal 2018.

Interest and other income, net in the three months ended January 27, 2019 increased compared to the same period in fiscal 2018, primarily driven by unrealized gains on equity investment securities. Effective the first quarter of fiscal 2019, unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Condensed Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions, except percentages)
Provision for income taxes	$117	$1,018	$(901)
Effective tax rate	13.2%	86.1%	(72.9) points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act, including the accounting for the remeasurement of deferred tax assets completed in the fourth quarter of fiscal 2018 and the accounting for the transition tax completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (“GILTI”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $46 million realized by Applied in the first quarter of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. Pursuant to our accounting policies for uncertain tax positions, the tax benefit might reverse if the regulations are finalized as proposed. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). Applied has chosen the period cost method.
Excluding the tax expense of $1.0 billion in the first quarter of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act, the effective tax rate for the first quarter of fiscal 2019 was higher than the same period in the prior fiscal year primarily due to tax expense of $58 million in the first quarter of fiscal 2019 related to changes in uncertain tax positions and due to the excess tax benefit from share-based compensation in the first quarter of fiscal 2019 being $43 million less than in the same period in the prior fiscal year. The first quarter of fiscal 2019 also included tax expense related to GILTI and changes in the geographical composition of income which includes jurisdictions with differing tax rates.

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
Semiconductor equipment customers made investments in new capacity and technology transitions, although overall spending decreased compared to the same period in the prior year. Applied continues to see customers optimize existing capacity and re-prioritize their capital spending plans on longer lead-time equipment not in Applied's product portfolio.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$2,268	$2,852	$(584)	(20)%
Operating income	$631	$1,024	$(393)	(38)%
Operating margin	27.8%	35.9%		(8.1) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018
Foundry, logic and other	44%	37%
Dynamic random-access memory (DRAM)	21%	26%
Flash memory	35%	37%
	100%	100%
Net sales for the three months ended January 27, 2019 decreased compared to the same period in the prior year for all end use application customers. Operating margin for the three months ended January 27, 2019 decreased, primarily reflecting lower net sales, unfavorable changes in customer and product mix, as well as increased RD&E expenses. Four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 68 percent of this segment’s total net sales, in the three months ended January 27, 2019.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended
	January 27, 2019		January 28, 2018		Change

	(In millions, except percentages)
Korea	$434	19%	$1,040	36%	(58)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$962	$881	$81	9%
Operating income	$285	$255	$30	12%
Operating margin	29.6%	28.9%		0.7 points

Net sales for the three months ended January 27, 2019 increased compared to the same period in the prior year primarily due to higher customer spending for services and legacy systems. Operating income and operating margin for the three months ended January 27, 2019 compared to the same period in the prior year increased due to higher net sales, partially offset by higher expenses related to an increase in headcount. In the three months ended January 27, 2019, one customer accounted for more than 10 percent of this segment’s total net sales.
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
The market environment for Applied's Display and Adjacent Markets segment in the first three months of fiscal 2019 was characterized by increased demand for manufacturing equipment for TVs and continued demand for mobile manufacturing equipment, compared to the same period in the prior year. Uneven spending patterns by customers in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$507	$443	$64	14%
Operating income	$115	$90	$25	28%
Operating margin	22.7%	20.3%		2.4 points

Net sales for the three months ended January 27, 2019 increased compared to the same period in the prior year primarily due to higher customer investments in TV display manufacturing equipment. Operating income and operating margin for the three months ended January 27, 2019 increased compared to the same period in the prior year, reflecting higher net sales, partially offset by higher expenses related to an increase in headcount. In the three months ended January 27, 2019, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 79 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended
	January 27, 2019		January 28, 2018		Change

	(In millions, except percentages)
China	$477	94%	$311	70%	53%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 27, 2019	October 28, 2018

	(In millions)
Cash and cash equivalents	$3,192	$3,440
Short-term investments	520	590
Long-term investments	1,588	1,568
Total cash, cash-equivalents and investments	$5,300	$5,598
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 27, 2019	January 28, 2018

	(In millions)
Cash provided by operating activities	$834	$1,466
Cash provided by (used in) investing activities	$(66)	$1,352
Cash used in financing activities	$(1,016)	$(1,029)
Operating Activities
Cash from operating activities for the three months ended January 27, 2019 was $834 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first three months of fiscal 2019 compared to the same period in the prior year primarily due to lower cash collections and higher payments to suppliers, offset by a lower change in inventory during the three months ended January 27, 2019, compared to the same period in the prior year.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $464 million and $376 million of accounts receivable during the three months ended January 27, 2019 and January 28, 2018, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the three months ended January 27, 2019 or January 28, 2018.
Applied’s working capital was $6.5 billion as of January 27, 2019 and $6.7 billion as of October 28, 2018.

Days sales outstanding for the three months ended January 27, 2019 was 59 days, an increase compared to 47 day sales outstanding for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the increase was primarily due to better revenue linearity for the same period in the prior year.
Investing Activities
Applied used $66 million of cash in investing activities during the three months ended January 27, 2019. Capital expenditures totaled $133 million and were partially offset by the proceeds from sales and maturities of investments, net of purchases of investments of $67 million during the three months ended January 27, 2019.
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

Financing Activities
Applied used $1.0 billion of cash in financing activities during the three months ended January 27, 2019, consisting primarily of repurchases of common stock of $750 million, cash dividends to stockholders of $192 million and tax withholding payments for vested equity awards of $74 million.
In December 2018, Applied’s Board of Directors declared a quarterly cash dividend payable in March 2019, in the amount of $0.20 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of January 27, 2019. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both January 27, 2019 and October 28, 2018, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of January 27, 2019, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 27, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $68 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 27, 2019, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.
Others
During the three months ended January 27, 2019, Applied did not record a bad debt provision. While Applied believes that its allowance for doubtful accounts as of January 27, 2019 is adequate, it will continue to closely monitor customer liquidity and economic conditions.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Applied realized a transition tax expense of $1.0 billion which is payable over eight years, with eight percent due in each of the first five years starting with fiscal 2018. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
Management believes that the following are critical accounting policies and estimates:
Revenue Recognition
Applied recognizes revenue when promised goods or services (performance obligations) are transferred to a customer in an amount that reflects the consideration to which Applied expects to be entitled in exchange for those goods or services. Applied performs the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. Management uses judgment to identify performance obligations within a contract and to determine whether multiple promised goods or services in a contract should be accounted for separately or as a group. Judgment is also used in interpreting commercial terms and determining when transfer of control occurs. Moreover, judgment is used to estimate the contract’s transaction price and allocate it to each performance obligation. Any material changes in the identification of performance obligations, determination and allocation of the transaction price to performance obligations, and determination of when transfer of control occurs to the customer, could impact the timing and amount of revenue recognition, which could have a material effect on Applied’s financial condition and results of operations.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; tax effect of share-based compensation; certain income tax items and other discrete adjustments. Additionally, non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 27, 2019	January 28, 2018
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,665	$1,940
Certain items associated with acquisitions[1]	10	45
Non-GAAP adjusted gross profit	$1,675	$1,985
Non-GAAP adjusted gross margin	44.6%	47.2%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$908	$1,215
Certain items associated with acquisitions[1]	14	49
Acquisition integration and deal costs	3	1
Non-GAAP adjusted operating income	$925	$1,265
Non-GAAP adjusted operating margin	24.6%	30.1%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$771	$165
Certain items associated with acquisitions[1]	14	49
Acquisition integration and deal costs	3	1
Impairment (gain on sale) of strategic investments, net	—	(1)
Loss (gain) on strategic investments, net	(12)	—
Income tax effect of share-based compensation[2]	(5)	(39)
Income tax effect of changes in applicable U.S. tax laws[3]	(24)	1,006
Income tax effects related to amortization of intra-entity intangible asset transfers	(28)	—
Resolution of prior years’ income tax filings and other tax items	59	(13)
Income tax effect of non-GAAP adjustments[4]	1	(3)
Non-GAAP adjusted net income	$779	$1,165

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	GAAP basis tax benefit related to share-based compensation is being recognized ratably over the fiscal year on a non-GAAP basis.
3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 27, 2019	January 28, 2018

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.80	$0.15
Certain items associated with acquisitions	0.01	0.04
Loss (gain) on strategic investments, net	(0.01)	—
Income tax effect of share-based compensation	—	(0.04)
Income tax effect of changes in applicable U.S. tax laws	(0.02)	0.94
Income tax effects related to amortization of intra-entity intangible asset transfers	(0.03)	—
Resolution of prior years’ income tax filings and other tax items	0.06	(0.01)
Non-GAAP adjusted earnings per diluted share	$0.81	$1.08
Weighted average number of diluted shares	965	1,071

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 27, 2019	January 28, 2018

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$631	$1,024
Certain items associated with acquisitions[1]	11	46
Non-GAAP adjusted operating income	$642	$1,070
Non-GAAP adjusted operating margin	28.3%	37.5%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$285	$255
Acquisition integration costs	—	1
Non-GAAP adjusted operating income	$285	$256
Non-GAAP adjusted operating margin	29.6%	29.1%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$115	$90
Certain items associated with acquisitions[1]	3	3
Non-GAAP adjusted operating income	$118	$93
Non-GAAP adjusted operating margin	23.3%	21.0%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion as of January 27, 2019. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of January 27, 2019, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of January 27, 2019, the aggregate principal of long-term debt issued by Applied was $5.4 billion with an estimated fair value of $5.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $501 million as of January 27, 2019.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2019, Applied implemented controls and processes relating to adoption of the new revenue recognition accounting standard that the Company adopted in the beginning of fiscal 2019. Throughout the implementation, Applied evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There were no other changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2018 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended January 27, 2019, approximately 88 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s display products and services, including:

•
the importance of new types of display technologies, such as organic light-emitting diode (OLED), low temperature polysilicon (LTPS) and metal oxide transistor backplanes, flexible displays, and new touch panel films;

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
Applied’s customer base is highly concentrated, and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.
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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $46 million realized by Applied in the first quarter of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. Pursuant to our accounting policies for uncertain tax positions, the tax benefit might reverse if the regulations are finalized as proposed. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition.
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement as of January 27, 2019, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate employees with key skills and experience. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing global competition for talent, the availability of qualified employees, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification or has other obligations related to claims made against such customers by third parties.
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
Applied may incur impairment charges related to goodwill or long-lived assets.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of January 27, 2019 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2019 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(October 29, 2018 to November 25, 2018)	5.9	$34.28	$204	5.9	$4,123
Month #2
(November 26, 2018 to December 23, 2018)	7.6	$34.37	260	7.6	$3,863
Month #3
(December 24, 2018 to January 27, 2019)	8.5	$33.58	286	8.5	$3,577
Total	22.0	$34.04	$750	22.0

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Amendment No. 1 to the Applied Materials, Inc. 2016 Deferred Compensation Plan†
10.2	Second Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan†
10.3	Form of Performance Shares Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan†
10.4	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 21, 2019

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 21, 2019