Form 10-Q
period 2019-04-28
APPLIED MATERIALS INC /DE
filed 2019-05-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 000-06920
Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue,	95052-8039
P.O. Box 58039 Santa Clara, California (Address of principal executive offices)	(Zip Code)
(408) 727-5555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	AMAT	The NASDAQ Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 28, 2019: 936,104,929

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(Unaudited)
Net sales	$3,539	$4,579	$7,292	$8,784
Cost of products sold	2,009	2,523	4,097	4,788
Gross profit	1,530	2,056	3,195	3,996
Operating expenses:
Research, development and engineering	508	509	1,024	998
Marketing and selling	133	130	264	256
General and administrative	113	125	223	235
Total operating expenses	754	764	1,511	1,489
Income from operations	776	1,292	1,684	2,507
Interest expense	60	56	120	115
Interest and other income, net	43	25	83	52
Income before income taxes	759	1,261	1,647	2,444
Provision for income taxes	93	161	210	1,179
Net income	$666	$1,100	$1,437	$1,265
Earnings per share:
Basic	$0.71	$1.07	$1.51	$1.21
Diluted	$0.70	$1.06	$1.50	$1.20
Weighted average number of shares:
Basic	942	1,029	950	1,042
Diluted	948	1,040	957	1,056
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(Unaudited)
Net income	$666	$1,100	$1,437	$1,265
Other comprehensive income (loss), net of tax:
Change in unrealized gain (losses) on available-for-sale investments	8	(7)	13	(1)
Change in unrealized net loss on derivative instruments	9	8	(8)	(11)
Change in defined and postretirement benefit plans	—	—	—	(2)
Change in cumulative translation adjustments	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	16	1	4	(14)
Comprehensive income	$682	$1,101	$1,441	$1,251
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 28, 2019	October 28, 2018

ASSETS
Current assets:
Cash and cash equivalents	$3,116	$3,440
Short-term investments	507	590
Accounts receivable, net	2,264	2,323
Inventories	3,677	3,721
Other current assets	498	530
Total current assets	10,062	10,604
Long-term investments	1,609	1,568
Property, plant and equipment, net	1,494	1,407
Goodwill	3,399	3,368
Purchased technology and other intangible assets, net	185	213
Deferred income taxes and other assets	2,026	473
Total assets	$18,775	$17,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,212	$2,721
Contract liabilities	1,393	1,201
Total current liabilities	3,605	3,922
Income taxes payable	1,326	1,254
Long-term debt	5,311	5,309
Other liabilities	332	303
Total liabilities	10,574	10,788
Stockholders’ equity:
Common stock	9	10
Additional paid-in capital	7,396	7,274
Retained earnings	23,502	20,880
Treasury stock	(22,568)	(21,194)
Accumulated other comprehensive loss	(138)	(125)
Total stockholders’ equity	8,201	6,845
Total liabilities and stockholders’ equity	$18,775	$17,633
Amounts as of April 28, 2019 are unaudited. Amounts as of October 28, 2018 are derived from the October 28, 2018 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 27, 2019	949	$9	$7,265	$23,032	1,041	$(21,943)	$(154)	$8,209
Net income	—	—	—	666	—	—	—	666
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16	16
Dividends declared ($0.21 per common share)	—	—	—	(196)	—	—	—	(196)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	3	—	66	—	—	—	—	66
Common stock repurchases	(16)	—	—	—	16	(625)	—	(625)
Balance as of April 28, 2019	936	$9	$7,396	$23,502	1,057	$(22,568)	$(138)	$8,201

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (a)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	1,437	—	—	—	1,437
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4	4
Dividends declared ($0.41 per common share)	—	—	—	(385)	—	—	—	(385)
Share-based compensation	—	—	130	—	—	—	—	130
Issuance under stock plans	7	—	(8)	—	—	—	—	(8)
Common stock repurchases	(38)	(1)	—	—	38	(1,374)	—	(1,375)
Balance as of April 28, 2019	936	$9	$7,396	$23,502	1,057	$(22,568)	$(138)	$8,201
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 28, 2018	1,050	$11	$6,980	$18,599	932	$(16,694)	$(79)	$8,817
Net income	—	—	—	1,100	—	—	—	1,100
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1	1
Dividends declared ($0.20 per common share)	—	—	—	(201)	—	—	—	(201)
Share-based compensation	—	—	64	—	—	—	—	64
Issuance under stock plans	2	—	43	—	—	—	—	43
Common stock repurchases	(44)	(1)	—	—	44	(2,499)	—	(2,500)
Balance as of April 29, 2018	1,008	$10	$7,087	$19,498	976	$(19,193)	$(78)	$7,324

	Common Stock		Additional Paid-In Capital	Retained Earnings (b)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2017	1,060	$11	$7,056	$18,539	917	$(15,912)	$(64)	$9,630
Net income	—	—	—	1,265	—	—	—	1,265
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14)	(14)
Dividends declared ($0.30 per common share)	—	—	—	(306)	—	—	—	(306)
Share-based compensation	—	—	129	—	—	—	—	129
Issuance under stock plans	7	—	(98)	—	—	—	—	(98)
Common stock repurchases	(59)	(1)	—	—	59	(3,281)	—	(3,282)
Balance as of April 29, 2018	1,008	$10	$7,087	$19,498	976	$(19,193)	$(78)	$7,324
(b) - Retained earnings balance as of October 29, 2017 included adjustment of $281 million related to the adoption of the standard related to revenue recognition.

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 28, 2019	April 29, 2018

	(Unaudited)
Cash flows from operating activities:
Net income	$1,437	$1,265
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	182	227
Share-based compensation	130	129
Deferred income taxes	49	72
Other	(9)	11
Changes in operating assets and liabilities:
Accounts receivable	60	(326)
Inventories	44	(540)
Other current and non-current assets	(9)	(34)
Accounts payable and accrued expenses	(409)	103
Contract liabilities	192	282
Income taxes payable	(53)	860
Other liabilities	20	28
Cash provided by operating activities	1,634	2,077
Cash flows from investing activities:
Capital expenditures	(251)	(324)
Cash paid for acquisitions, net of cash acquired	(23)	(5)
Proceeds from sales and maturities of investments	906	2,432
Purchases of investments	(827)	(729)
Cash provided by (used in) investing activities	(195)	1,374
Cash flows from financing activities:
Proceeds from common stock issuances	73	56
Common stock repurchases	(1,375)	(3,282)
Tax withholding payments for vested equity awards	(80)	(154)
Payments of dividends to stockholders	(381)	(211)
Cash used in financing activities	(1,763)	(3,591)
Decrease in cash and cash equivalents	(324)	(140)
Cash and cash equivalents — beginning of period	3,440	5,010
Cash and cash equivalents — end of period	$3,116	$4,870
Supplemental cash flow information:
Cash payments for income taxes	$232	$217
Cash refunds from income taxes	$18	$41
Cash payments for interest	$110	$110

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (2018 Form 10-K). Applied’s results of operations for the three and six months ended April 28, 2019 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2019 and 2018 each contain 52 weeks, and the first half of fiscal 2019 and 2018 each contained 26 weeks.
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
Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new measurement alternative. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. Applied adopted this standard in the first quarter of fiscal year 2019. Upon adoption, Applied elected to apply the measurement alternative for equity investments without readily determinable fair value. Under the alternative, Applied measures investments without readily determinable fair value at cost, less impairment, adjusted by observable price changes prospectively to all equity investments that exist as of adoption and will reassess at each reporting period whether an investment qualifies for the alternative. Adopting this standard required Applied to record a cumulative net increase to retained earnings of approximately $21 million with the corresponding $17 million decrease in accumulated other comprehensive income, net of tax, for the unrealized gains and losses associated with equity investments with readily determinable fair values, as the authoritative guidance is required to be adopted prospectively. Going forward, the impact of this new standard could result in volatility in Applied’s consolidated statement of operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition and retirement benefits impacted Applied’s Consolidated Condensed Statement of Operations for the three and six months ended April 29, 2018 as follows:

	April 29, 2018
	Three Months Ended				Six Months Ended
	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Adjusted	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Restated
	(In millions, except per share amounts)

Net sales	$4,567	$12	$—	$4,579	$8,771	$13	$—	$8,784
Cost of products sold	$2,477	$46	$—	$2,523	$4,761	$26	$1	$4,788
Gross profit	$2,090	$(34)	$—	$2,056	$4,010	$(13)	$(1)	$3,996
Research, development and engineering	$509	$—	$—	$509	$997	$—	$1	$998
General and administrative	$124	$—	$1	$125	$234	$—	$1	235
Interest and other income, net	$24	$—	$1	$25	$49	$—	$3	52
Income before income taxes	$1,295	$(34)	$—	$1,261	$2,457	$(13)	$—	$2,444
Provision for income taxes	$166	$(5)	$—	$161	$1,193	$(14)	$—	$1,179
Net income	$1,129	$(29)	$—	$1,100	$1,264	$1	$—	$1,265
Earnings per share: basic	$1.10	$(0.03)	$—	$1.07	$1.21	$—	$—	$1.21
Earnings per share: diluted	$1.09	$(0.03)	$—	$1.06	$1.20	$—	$—	$1.20
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Adoption of the revenue recognition standard did not impact cash provided by or used in investing or financing activities in Applied’s Consolidated Condensed Statement of Cash Flows for the first half of fiscal 2018. The adoption did not impact total cash provided by operating activities, however it impacted individual components of cash provided by operating activities for the six months ended April 29, 2018 as follows:

	April 29, 2018
	Six Months Ended
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Cash flows from operating activities:
Net income	$1,264	$1	$1,265
Adjustments required to reconcile net income to cash provided by operating activities:
Deferred income taxes	$86	$(14)	$72
Changes in operating assets and liabilities:
Inventories	$(564)	$24	$(540)
Accounts payable and accrued expenses	$100	$3	$103
Contract liabilities	$296	$(14)	$282
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

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions, except per share amounts)
Numerator:
Net income	$666	$1,100	$1,437	$1,265
Denominator:
Weighted average common shares outstanding	942	1,029	950	1,042
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	6	11	7	14
Denominator for diluted earnings per share	948	1,040	957	1,056
Basic earnings per share	$0.71	$1.07	$1.51	$1.21
Diluted earnings per share	$0.70	$1.06	$1.50	$1.20
Potentially weighted dilutive securities	3	—	3	—
Potentially weighted dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments:

April 28, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,185	$—	$—	$1,185
Cash equivalents:
Money market funds	1,671	—	—	1,671
Municipal securities	1	—	—	1
Commercial paper, corporate bonds and medium-term notes	253	—	—	253
Asset-backed and mortgage-backed securities	6	—	—	6
Total Cash equivalents	1,931	—	—	1,931
Total Cash and Cash equivalents	$3,116	$—	$—	$3,116
Short-term and long-term investments:
U.S. Treasury and agency securities	$367	$1	$—	$368
Non-U.S. government securities*	9	—	—	9
Municipal securities	410	2	1	411
Commercial paper, corporate bonds and medium-term notes	588	3	1	590
Asset-backed and mortgage-backed securities	601	1	1	601
Total fixed income securities	1,975	7	3	1,979
Publicly traded equity securities	10	27	3	34
Equity investments in privately-held companies	97	9	3	103
Total equity investments	107	36	6	137
Total short-term and long-term investments	$2,082	$43	$9	$2,116

Total Cash, Cash equivalents and Investments	$5,198	$43	$9	$5,232
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
 _________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of April 28, 2019:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$414	$414
Due after one through five years	960	964
No single maturity date**	708	738
Total	$2,082	$2,116
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three and six months ended April 28, 2019 and April 29, 2018, gross realized gains and losses on investments for these periods were not material.
As of April 28, 2019, and October 28, 2018, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied determined that the gross unrealized losses on its marketable fixed-income securities as of April 28, 2019 and April 29, 2018 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and six months ended April 28, 2019 or April 29, 2018. Impairment charges on equity investments in privately-held companies during the three and six months ended April 28, 2019 and April 29, 2018 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
The components of gain (losses) on equity investments for the three and six months ended April 28, 2019 were as follows:

	April 28, 2019
	Three Months Ended	Six Months Ended

	(In millions)
Publicly traded equity securities
Unrealized gain	$7	$13
Unrealized loss	(1)	$(3)
Gain on sales	1	$2
Equity investments in privately-held companies
Unrealized gain	2	9
Unrealized loss	(2)	(3)
Gain on sales	3	4
Total gain on equity investments, net	$10	$22

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4	Fair Value Measurements
Applied’s financial assets are measured and recorded at fair value on a recurring basis, except for equity investments in privately-held companies. These equity investments are generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. Applied’s nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of April 28, 2019, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Applied’s equity investments with readily determinable values consist of publicly traded equity securities. Upon adoption of ASU 2016-01, these investments are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the consolidated statements of operations. Applied adopted the standard using a modified retrospective transition method and reclassified the unrealized gains on these equity investments of $21 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 28, 2019			October 28, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds	$1,671	$—	$1,671	$1,599	$—	$1,599
U.S. Treasury and agency securities	336	32	368	297	36	333
Non-U.S. government securities	—	9	9	—	10	10
Municipal securities	—	412	412	—	395	395
Commercial paper, corporate bonds and medium-term notes	—	843	843	—	1,054	1,054
Asset-backed and mortgage-backed securities	—	607	607	—	591	591
Total available-for-sale debt security investments	$2,007	$1,903	$3,910	$1,896	$2,086	$3,982
Equity investments with readily determinable values
Publicly traded equity securities	$34	$—	$34	$38	$—	$38
Total equity investments with readily determinable values	$34	$—	$34	$38	$—	$38

Total	$2,041	$1,903	$3,944	$1,934	$2,086	$4,020
There were no transfers between Level 1 and Level 2 fair value measurements during the three and six months ended April 28, 2019 or April 29, 2018. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 28, 2019 or October 28, 2018.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Upon adoption of ASU 2016-01, Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. Applied adopted the guidance prospectively, effective October 29, 2018, and there was no impact to Applied’s condensed consolidated financial statements. Prior to the adoption of ASU 2016-01, these investments were generally accounted for under the cost method of accounting. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and six months ended April 28, 2019 and April 29, 2018 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 28, 2019, the aggregate principal amount of long-term debt was $5.4 billion, and the estimated fair value was $5.7 billion. As of October 28, 2018, the aggregate principal and estimated fair value amounts of long-term debt were both $5.4 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 28, 2019 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and six months ended April 28, 2019 and April 29, 2018.
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
The fair values of foreign exchange derivative instruments as of April 28, 2019 and October 28, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		April 28, 2019			April 29, 2018
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$11	$—	$—	$2	$—	$—
Foreign exchange contracts	Cost of products sold	—	(2)	4	—	(12)	4
Foreign exchange contracts	General and administrative	—	2	(2)	—	5	(1)
Interest rate contracts	Interest expense	—	(2)	—	—	(1)	—
Total		$11	$(2)	$2	$2	$(8)	$3

		Six Months Ended
		April 28, 2019			April 29, 2018
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(5)	$—	$—	$(16)	$—	$—
Foreign exchange contracts	Cost of products sold	—	10	9	—	(4)	6
Foreign exchange contracts	General and administrative	—	(3)	(3)	—	4	(3)
Interest rate contracts	Interest expense	—	(2)	—	—	(2)	—
Total		$(5)	$5	$6	$(16)	$(2)	$3

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$6	$(2)	$(4)	$(10)
Total		$6	$(2)	$(4)	$(10)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 28, 2019.
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
Applied sold $677 million and $1.1 billion of accounts receivable during the three and six months ended April 28, 2019, respectively. Applied sold $390 million and $766 million of accounts receivable during the three and six months ended April 29, 2018, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 28, 2019 and April 29, 2018. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $32 million and $33 million as of April 28, 2019 and October 28, 2018, respectively. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of April 28, 2019, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

Note 7    Contract Balances
Contract assets primarily result from receivables for goods transferred to customers where payment is conditional upon technical sign off and not just the passage of time. Contract liabilities consist of unsatisfied performance obligations related to advance payments received and billings in excess of revenue recognized. Applied’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Contract assets are generally classified as current and included in Other Current Assets in the Consolidated Condensed Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.
Contract balances at the end of each reporting period were as follows:

	April 28, 2019	October 28, 2018
	(In millions)

Contract assets	$111	$99
Contract liabilities	$1,393	$1,201
The increase in contract assets during the six months ended April 28, 2019, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the six months ended April 28, 2019, Applied recognized revenue of approximately $539 million related to contract liabilities at October 28, 2018. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 28, 2019.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during the three and six months ended April 28, 2019.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of April 28, 2019, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $469 million, which is expected to be recognized within the next 36 months. Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8	Balance Sheet Detail

	April 28, 2019	October 28, 2018

	(In millions)
Inventories
Customer service spares	$1,195	$989
Raw materials	918	1,020
Work-in-process	549	505
Finished goods	1,015	1,207
	$3,677	$3,721

Included in finished goods inventory are $32 million as of April 28, 2019, and $19 million as of October 28, 2018, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $323 million and $350 million of evaluation inventory as of April 28, 2019 and October 28, 2018, respectively.

	April 28, 2019	October 28, 2018

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$65	$40
Prepaid expenses and other	433	490
	$498	$530

	Useful Life	April 28, 2019	October 28, 2018

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$245	$245
Buildings and improvements	3-30	1,585	1,448
Demonstration and manufacturing equipment	3-5	1,404	1,282
Furniture, fixtures and other equipment	3-5	661	634
Construction in progress		133	203
Gross property, plant and equipment		4,028	3,812
Accumulated depreciation		(2,534)	(2,405)
		$1,494	$1,407

	April 28, 2019	October 28, 2018

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes and income taxes receivable	$1,843	$319
Other assets	183	154
	$2,026	$473

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 28, 2019	October 28, 2018

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$903	$996
Compensation and employee benefits	451	639
Warranty	195	208
Dividends payable	197	193
Income taxes payable	12	136
Other accrued taxes	61	112
Interest payable	38	38
Other	355	399
	$2,212	$2,721

	April 28, 2019	October 28, 2018

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$175	$177
Other	157	126
	$332	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Goodwill, Purchased Technology and Other Intangible Assets
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
As of April 28, 2019, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of April 28, 2019 and October 28, 2018 were as follows:

	April 28, 2019	October 28, 2018

	(In millions)
Semiconductor Systems	$2,182	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,399	$3,368
During the six months ended April 28, 2019, the increase in goodwill was primarily due to acquisitions completed in the second quarter of fiscal 2019, which were not significant to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	April 28, 2019	October 28, 2018

	(In millions)
Purchased technology, net	$90	$109
Intangible assets - finite-lived, net	95	104
Total	$185	$213

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

Details of finite-lived intangible assets were as follows:

	April 28, 2019			October 28, 2018
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,387)	$(159)	$(1,546)	$(1,375)	$(150)	$(1,525)
Applied Global Services	(30)	(44)	(74)	(29)	(44)	(73)
Display and Adjacent Markets	(138)	(36)	(174)	(132)	(36)	(168)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,555)	$(248)	$(1,803)	$(1,536)	$(239)	$(1,775)
Carrying amount	$90	$95	$185	$109	$104	$213
Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions)
Semiconductor Systems	$10	$45	$21	$91
Applied Global Services	1	1	1	1
Display and Adjacent Markets	3	3	6	7
Total	$14	$49	$28	$99

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions)
Cost of products sold	$10	$45	$19	$90
Marketing and selling	4	4	9	9
Total	$14	$49	$28	$99
As of April 28, 2019, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2019 (remaining 6 months)	$29
2020	52
2021	39
2022	24
2023	11
Thereafter	30
Total	$185

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10	Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both April 28, 2019 and October 28, 2018, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of April 28, 2019, Applied did not have any commercial paper outstanding.
Debt outstanding as of April 28, 2019 and October 28, 2018 was as follows:

	Principal Amount
	April 28, 2019	October 28, 2018	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(29)	(30)
Total long-term debt	$5,311	$5,309

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	13	(4)	—	(1)	8
Amounts reclassified out of AOCI	—	(4)	—	—	(4)
Other comprehensive income (loss), net of tax	13	(8)	—	(1)	4

Balance as of April 28, 2019	$3	$(17)	$(137)	$13	$(138)
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019. See Note 1.

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Other comprehensive income (loss) before reclassifications	(3)	(13)	—	—	(16)
Amounts reclassified out of AOCI	2	2	(2)	—	2
Other comprehensive income (loss), net of tax	(1)	(11)	(2)	—	(14)
Balance as of April 29, 2018	$52	$(22)	$(122)	$14	$(78)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 28, 2019 and April 29, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of April 28, 2019, approximately $3.0 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three and six months ended April 28, 2019 and April 29, 2018:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(in millions, except per share amount)
Shares of common stock repurchased	16	44	38	59
Cost of stock repurchased	$625	$2,500	$1,375	$3,282
Average price paid per share	$39.91	$56.35	$36.48	$55.62
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
Dividends
In March 2019 and December 2018, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.21 and $0.20 per share, respectively. The dividend declared in March 2019 is payable in June 2019. Dividends paid during the six months ended April 28, 2019 and April 29, 2018 totaled $381 million and $211 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and six months ended April 28, 2019 and April 29, 2018, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions)
Cost of products sold	$22	$21	$44	$43
Research, development and engineering	25	24	49	48
Marketing and selling	7	8	15	16
General and administrative	11	11	22	22
Total share-based compensation	$65	$64	$130	$129

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
As of April 28, 2019, Applied had $470 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. As of April 28, 2019, there were 67 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 15 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 28, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 28, 2018	18	$32.64
Granted	7	$35.42
Vested	(7)	$28.09
Canceled	—	$33.52
Outstanding as of April 28, 2019	18	$35.47
As of April 28, 2019, 1.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2019, certain executive officers were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period.
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
The fair value of the portion of the awards subject to targeted levels of adjusted operating margin is estimated on the date of grant. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized, and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period and reduced for estimated forfeitures.
The fair value of the portion of the awards subject to targeted levels of relative total shareholder return is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 2 million shares during the three and six months ended April 28, 2019 and a total of 1 million shares during the three and six months ended April 29, 2018. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 28, 2019	April 29, 2018
ESPP:
Dividend yield	2.18%	1.40%
Expected volatility	37.1%	35.5%
Risk-free interest rate	2.51%	1.83%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$9.78	$14.26

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12    Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act. Accounting for the remeasurement of deferred tax assets was completed in the fourth quarter of fiscal 2018, and the accounting for the transition tax was completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (“GILTI”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $96 million realized by Applied in the first half of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. This tax benefit may reverse if the regulations are finalized as proposed. An accounting policy choice is allowed to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). Applied has chosen the period cost method.
Applied’s effective tax rates for the second quarter of fiscal 2019 and 2018 were 12.3 percent and 12.8 percent, respectively. The effective tax rate for the second quarter of fiscal 2019 was lower than the same period in the prior fiscal year primarily due to tax expense of $71 million in the second quarter of fiscal 2018 for adjustments to the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $71 million, the effective tax rate for the second quarter of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to changes in the geographical composition of income which includes jurisdictions with differing tax rates.
Applied’s effective tax rates for the first half of fiscal 2019 and 2018 were 12.8 percent and 48.2 percent, respectively. The effective tax rate for the first half of fiscal 2019 was lower than the same period in the prior fiscal year primarily due to tax expense of $1.1 billion in the first half of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for the first half of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to tax expense of $81 million in the first half of fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in the first half of fiscal 2019 being $45 million less than in the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2019 was also higher due to changes in the geographical composition of income which includes jurisdictions with differing tax rates.

Note 13	Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions)
Beginning balance	$200	$210	$208	$206
Warranties issued	34	56	73	101
Change in reserves related to preexisting warranty	5	(3)	6	(1)
Consumption of reserves	(44)	(36)	(92)	(79)
Ending balance	$195	$227	$195	$227
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 28, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $77 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2019, Applied has provided parent guarantees to banks for approximately $149 million to cover these arrangements.

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
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 28, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 28, 2019:
Semiconductor Systems	$2,184	$579	$4,452	$1,210
Applied Global Services	984	283	1,946	568
Display and Adjacent Markets	348	42	855	157
Corporate and Other	23	(128)	39	(251)
Total	$3,539	$776	$7,292	$1,684
April 29, 2018:
Semiconductor Systems	$2,901	$992	$5,753	$2,016
Applied Global Services	945	279	1,826	534
Display and Adjacent Markets	719	210	1,162	300
Corporate and Other	14	(189)	43	(343)
Total	$4,579	$1,292	$8,784	$2,507

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2019		April 29, 2018		April 28, 2019		April 29, 2018

	(In millions, except percentages)
China	$993	28%	$1,300	28%	$1,961	27%	$2,264	26%
Korea	441	13%	1,232	27%	1,013	14%	2,435	28%
Taiwan	794	22%	666	15%	1,450	20%	1,407	16%
Japan	520	15%	502	11%	1,171	16%	984	11%
Southeast Asia	119	3%	242	5%	279	4%	435	5%
Asia Pacific	2,867	81%	3,942	86%	5,874	81%	7,525	86%
United States	457	13%	345	8%	907	12%	715	8%
Europe	215	6%	292	6%	511	7%	544	6%
Total	$3,539	100%	$4,579	100%	$7,292	100%	$8,784	100%
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Foundry, logic and other	58%	30%	51%	33%
Dynamic random-access memory (DRAM)	18%	32%	19%	29%
Flash memory	24%	38%	30%	38%
	100%	100%	100%	100%
The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

	(In millions)
Unallocated net sales	$23	$14	$39	$43
Unallocated cost of products sold and expenses	(86)	(139)	(160)	(257)
Share-based compensation	(65)	(64)	(130)	(129)
Total	$(128)	$(189)	$(251)	$(343)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 28, 2019, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	15%
Intel Corporation	12%
Toshiba	11%
SK Hynix Inc.	11%

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-use demand, market and industry trends and outlooks, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions, except per share amounts and percentages)
Net sales	$3,539	$4,579	$(1,040)	$7,292	$8,784	$(1,492)
Gross margin	43.2%	44.9%	(1.7) points	43.8%	45.5%	(1.7) points
Operating income	$776	$1,292	$(516)	$1,684	$2,507	$(823)
Operating margin	21.9%	28.2%	(6.3) points	23.1%	28.5%	(5.4) points
Net income	$666	$1,100	$(434)	$1,437	$1,265	$172
Earnings per diluted share	$0.70	$1.06	$(0.36)	$1.50	$1.20	$0.30

Fiscal 2019 and 2018 each contains 52 weeks, and the first six months of fiscal 2019 and 2018 each contained 26 weeks.
Investment in semiconductor and display manufacturing equipment and services continued to be the main driver of revenue during the first six months of fiscal 2019.
Semiconductor and display manufacturing equipment customers’ investments in new capacity and technology transitions decreased compared to the same period in the prior year. Applied continued to see growth in demand for services and continued demand for spares from customers as compared to the same period in the prior year.
While Applied anticipates major technology trends to drive long-term growth in the semiconductor industry, the softening in demand that began during the second half of 2018 is expected to continue through 2019, led primarily by lower spending from memory customers. Foundry and logic spending is expected to increase year-on-year; however, customers are prioritizing spending on longer lead-time equipment not in Applied’s product portfolio. Applied expects lower spending for display manufacturing equipment in fiscal 2019, although long-term demand drivers remain in place. Applied anticipates its global services business to continue to grow in fiscal 2019.
The three and six months ended April 29, 2018 included a one-time expense related to the enactment of new U.S. tax legislation that reduced diluted earnings per share by $0.07 and $1.02, respectively.
Applied adopted the authoritative guidance related to revenue recognition in the first quarter of fiscal 2019 using the full retrospective method. Applied also adopted authoritative guidance related to retirement benefits in the first quarter of fiscal 2019 using the retrospective method. The adoption of these guidance required restating each prior reporting period presented.
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	April 28, 2019		April 29, 2018		Change	April 28, 2019		April 29, 2018		Change

	(In millions, except percentages)
Semiconductor Systems	$2,184	62%	$2,901	63%	(25)%	$4,452	61%	$5,753	65%	(23)%
Applied Global Services	984	28%	945	21%	4%	1,946	27%	1,826	21%	7%
Display and Adjacent Markets	348	10%	719	16%	(52)%	855	12%	1,162	13%	(26)%
Corporate and Other	23	—%	14	—%	64%	39	—%	43	1%	(9)%
Total	$3,539	100%	$4,579	100%	(23)%	$7,292	100%	$8,784	100%	(17)%

For the three and six months ended April 28, 2019 compared to the same periods in the prior year, net sales decreased primarily due to decreased customer investments in semiconductor and display manufacturing equipment, partially offset by an increase in services revenue. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	April 28, 2019		April 29, 2018		Change	April 28, 2019		April 29, 2018		Change

	(In millions, except percentages)
China	$993	28%	$1,300	28%	(24)%	$1,961	27%	$2,264	26%	(13)%
Korea	441	13%	1,232	27%	(64)%	1,013	14%	2,435	28%	(58)%
Taiwan	794	22%	666	15%	19%	1,450	20%	1,407	16%	3%
Japan	520	15%	502	11%	4%	1,171	16%	984	11%	19%
Southeast Asia	119	3%	242	5%	(51)%	279	4%	435	5%	(36)%
Asia Pacific	2,867	81%	3,942	86%	(27)%	5,874	81%	7,525	86%	(22)%
United States	457	13%	345	8%	32%	907	12%	715	8%	27%
Europe	215	6%	292	6%	(26)%	511	7%	544	6%	(6)%
Total	$3,539	100%	$4,579	100%	(23)%	$7,292	100%	$8,784	100%	(17)%

The changes in net sales in all regions in the three and six months ended April 28, 2019 compared to the same periods in the prior year primarily reflected changes in semiconductor and display manufacturing equipment spending and customer and product mix. The increase in net sales to customers in Taiwan, Japan and United States for the three and six months ended April 28, 2019 compared to the same periods in the prior year was primarily due to increased investments in semiconductor manufacturing equipment. The decrease in net sales to customers in Korea, China and Southeast Asia for the three and six months ended April 28, 2019 compared to the same periods in the prior year primarily reflected a decrease in investments in semiconductor and display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

Gross margin	43.2%	44.9%	(1.7) points	43.8%	45.5%	(1.7) points
Gross margin in the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year primarily due to the decrease in net sales and unfavorable changes in customer and product mix. Gross margin during the three months ended April 28, 2019 and April 29, 2018 included $22 million and $21 million of share-based compensation expense, respectively. Gross margin during the six months ended April 28, 2019 and April 29, 2018 included $44 million and $43 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions)
Research, development and engineering	$508	$509	$(1)	$1,024	$998	$26
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
RD&E expenses remained relatively flat during the three months ended April 28, 2019 compared to the same period in the prior year. The increase in RD&E expenses during the six months ended April 28, 2019 compared to the same period in the prior year was primarily due to additional headcount and increased research and development program spending in Semiconductor Systems segment. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended April 28, 2019 and April 29, 2018 included $25 million and $24 million of share-based compensation expense, respectively. RD&E expenses during the six months ended April 28, 2019 and April 29, 2018 included $49 million and $48 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions)
Marketing and selling	$133	$130	$3	$264	$256	$8
Marketing and selling expenses increased slightly in the three and six months ended April 28, 2019 compared to the same periods in fiscal 2018 primarily due to additional headcount, partially offset by lower variable compensation expenses. Marketing and selling expenses during the three months ended April 28, 2019 and April 29, 2018 included $7 million and $8 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended April 28, 2019 and April 29, 2018 included $15 million and $16 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions)
General and administrative	$113	$125	$(12)	$223	$235	$(12)

G&A expenses in the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year primarily due to favorable impact from foreign exchange and lower variable compensation expenses. G&A expenses during the three months ended April 28, 2019 and April 29, 2018 each included $11 million of share-based compensation expense. G&A expenses during the six months ended April 28, 2019 and April 29, 2018 each included $22 million of share-based compensation expense.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions)
Interest expense	$60	$56	$4	$120	$115	$5
Interest and other income, net	$43	$25	$18	$83	$52	$31
Interest expenses incurred were primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended April 28, 2019 increased slightly compared to the same periods in the prior year primarily due to higher interest expense related to accounts receivable sold during the three and six months ended April 28, 2019.
Interest and other income, net in the three and six months ended April 28, 2019 increased compared to the same periods in fiscal 2018, primarily driven by unrealized gains on equity investment securities. Effective the first quarter of fiscal 2019, unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Condensed Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2019	April 29, 2018	Change	April 28, 2019	April 29, 2018	Change

	(In millions, except percentages)
Provision for income taxes	$93	$161	$(68)	$210	$1,179	$(969)
Effective tax rate	12.3%	12.8%	(0.5) points	12.8%	48.2%	(35.4) points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act. Accounting for the remeasurement of deferred tax assets was completed in the fourth quarter of fiscal 2018, and the accounting for the transition tax was completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (“GILTI”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $96 million realized by Applied in the first half of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. This tax benefit may reverse if the regulations are finalized as proposed. An accounting policy choice is allowed to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). Applied has chosen the period cost method.

Applied’s effective tax rates for the second quarter of fiscal 2019 and 2018 were 12.3 percent and 12.8 percent, respectively. The effective tax rate for the second quarter of fiscal 2019 was lower than the same period in the prior fiscal year primarily due to tax expense of $71 million in the second quarter of fiscal 2018 for adjustments to the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $71 million, the effective tax rate for the second quarter of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to changes in the geographical composition of income which includes jurisdictions with differing tax rates.
Applied’s effective tax rates for the first half of fiscal 2019 and 2018 were 12.8 percent and 48.2 percent, respectively. The effective tax rate for the first half of fiscal 2019 was lower than the same period in the prior fiscal year primarily due to tax expense of $1.1 billion in the first half of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for the first half of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to tax expense of $81 million in the first half of fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in the first half of fiscal 2019 being $45 million less than in the same period in the prior fiscal year. The effective tax rate for the first half of fiscal 2019 was also higher due to changes in the geographical composition of income which includes jurisdictions with differing tax rates.

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
Semiconductor manufacturing equipment customers made investments in new capacity and technology transitions, although overall spending decreased compared to the same periods in the prior year. Applied continues to see customers optimize existing capacity and focus their capital spending plans on longer lead-time equipment not in Applied’s product portfolio.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2019	April 29, 2018	Change		April 28, 2019	April 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$2,184	$2,901	$(717)	(25)%	$4,452	$5,753	$(1,301)	(23)%
Operating income	$579	$992	$(413)	(42)%	$1,210	$2,016	$(806)	(40)%
Operating margin	26.5%	34.2%		(7.7) points	27.2%	35.0%		(7.8) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Foundry, logic and other	58%	30%	51%	33%
Dynamic random-access memory (DRAM)	18%	32%	19%	29%
Flash memory	24%	38%	30%	38%
	100%	100%	100%	100%
Net sales for the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year primarily due to lower spending from memory customers, partially offset by increased spending from foundry, logic and other customers. Operating margin for the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year, primarily reflecting lower net sales, unfavorable changes in customer and product mix, as well as increased RD&E expenses. Five customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 71 percent of this segment’s total net sales, in the three months ended April 28, 2019.

The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods indicated:

	Three Months Ended					Six Months Ended
	April 28, 2019		April 29, 2018		Change	April 28, 2019		April 29, 2018		Change

	(In millions, except percentages)
Korea	$319	15%	$1,038	36%	(69)%	$753	17%	$2,078	36%	(64)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2019	April 29, 2018	Change		April 28, 2019	April 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$984	$945	$39	4%	$1,946	$1,826	$120	7%
Operating income	$283	$279	$4	1%	$568	$534	$34	6%
Operating margin	28.8%	29.5%		(0.7) points	29.2%	29.2%		—%

Net sales for the three and six months ended April 28, 2019 increased compared to the same periods in the prior year primarily due to higher customer spending for services and legacy systems. Operating income for the three and six months ended April 28, 2019 compared to the same periods in the prior year increased due to higher net sales, partially offset by higher expenses related to an increase in headcount. Operating margin for the three months ended April 28, 2019 decreased slightly compared to the same period in the prior year primarily due to an increase in headcount to support revenue growth. In the three months ended April 28, 2019, two customers each accounted for more than 10 percent of this segment’s total net sales.
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
The market environment for Applied’s Display and Adjacent Markets segment in the second quarter of fiscal 2019 was characterized by weak demand for manufacturing equipment for mobile products and TVs, compared to the same period in the prior year. Uneven spending patterns by customers in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2019	April 29, 2018	Change		April 28, 2019	April 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$348	$719	$(371)	(52)%	$855	$1,162	$(307)	(26)%
Operating income	$42	$210	$(168)	(80)%	$157	$300	$(143)	(48)%
Operating margin	12.1%	29.2%		(17.1) points	18.4%	25.8%		(7.4) points

Net sales for the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year primarily due to lower customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for the three and six months ended April 28, 2019 decreased compared to the same periods in the prior year, reflecting lower net sales and unfavorable changes in customer and product mix. In the three months ended April 28, 2019, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 84 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Six Months Ended
	April 28, 2019		April 29, 2018		Change	April 28, 2019		April 29, 2018		Change

	(In millions, except percentages)
China	$328	94%	$600	84%	(45)%	$805	94%	$912	78%	(12)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	April 28, 2019	October 28, 2018

	(In millions)
Cash and cash equivalents	$3,116	$3,440
Short-term investments	507	590
Long-term investments	1,609	1,568
Total cash, cash-equivalents and investments	$5,232	$5,598
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 28, 2019	April 29, 2018

	(In millions)
Cash provided by operating activities	$1,634	$2,077
Cash provided by (used in) investing activities	$(195)	$1,374
Cash used in financing activities	$(1,763)	$(3,591)
Operating Activities
Cash from operating activities for the six months ended April 28, 2019 was $1.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first six months of fiscal 2019 compared to the same period in the prior year primarily due to lower cash collections and higher payments to suppliers, offset by a lower change in inventory during the six months ended April 28, 2019, compared to the same period in the prior year.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.1 billion and $766 million of accounts receivable during the six months ended April 28, 2019 and April 29, 2018, respectively. Applied did not discount promissory notes or utilize programs to discount letters of credit issued by customers during the six months ended April 28, 2019 or April 29, 2018.
Applied’s working capital was $6.5 billion as of April 28, 2019 and $6.7 billion as of October 28, 2018.

Days sales outstanding for the three months ended April 28, 2019 was 58 days, an increase compared to 53 day sales outstanding for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the increase was primarily due to higher revenue and favorable collection performance for the same period in the prior year.
Investing Activities
Applied used $195 million of cash in investing activities during the six months ended April 28, 2019. Capital expenditures totaled $251 million and were partially offset by the proceeds from sales and maturities of investments, net of purchases of investments of $79 million during the six months ended April 28, 2019.
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

Financing Activities
Applied used $1.8 billion of cash in financing activities during the six months ended April 28, 2019, consisting primarily of repurchases of common stock of $1.4 billion, cash dividends to stockholders of $381 million and tax withholding payments for vested equity awards of $80 million.
In March 2019 and December 2018, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.21 and $0.20 per share, respectively. The dividend declared in March 2019 is payable in June 2019. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of April 28, 2019. Remaining credit facilities in the amount of approximately $72 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. No amounts were outstanding under any of these facilities as of both April 28, 2019 and October 28, 2018, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of April 28, 2019, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 28, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $77 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2019, Applied has provided parent guarantees to banks for approximately $149 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of April 28, 2019, Applied has $961 million of total payments remaining, payable in installments in the next seven years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

Non-GAAP Adjusted Financial Results
Management uses non-GAAP adjusted financial measures to evaluate the Company’s operating and financial performance and for planning purposes, and as performance measures in its executive compensation program. Applied believes these measures enhance an overall understanding of its performance and investors’ ability to review the Company’s business from the same perspective as the Company’s management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of Applied’s ongoing operating performance.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,530	$2,056	$3,195	$3,996
Certain items associated with acquisitions[1]	9	44	19	89
Non-GAAP adjusted gross profit	$1,539	$2,100	$3,214	$4,085
Non-GAAP adjusted gross margin	43.5%	45.9%	44.1%	46.5%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$776	$1,292	$1,684	$2,507
Certain items associated with acquisitions[1]	14	49	28	98
Acquisition integration and deal costs	4	1	7	2
Non-GAAP adjusted operating income	$794	$1,342	$1,719	$2,607
Non-GAAP adjusted operating margin	22.4%	29.3%	23.6%	29.7%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$666	$1,100	$1,437	$1,265
Certain items associated with acquisitions[1]	14	49	28	98
Acquisition integration and deal costs	4	1	7	2
Impairment (gain on sale) of strategic investments, net	—	5	—	4
Loss (gain) on strategic investments, net	(11)	—	(23)	—
Income tax effect of share-based compensation[2]	1	13	(4)	(26)
Income tax effect of changes in applicable U.S. tax laws[3]	—	71	(24)	1,077
Income tax effects related to amortization of intra-entity intangible asset transfers	(31)	—	(59)	—
Resolution of prior years’ income tax filings and other tax items	17	10	76	(3)
Income tax effect of non-GAAP adjustments[4]	—	(5)	1	(8)
Non-GAAP adjusted net income	$660	$1,244	$1,439	$2,409

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	GAAP basis tax benefit related to share-based compensation is being recognized ratably over the fiscal year on a non-GAAP basis.
3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.70	$1.06	$1.50	$1.20
Certain items associated with acquisitions	0.01	0.04	0.03	0.09
Loss (gain) on strategic investments, net	—	—	(0.02)	—
Income tax effect of share-based compensation	—	0.01	(0.01)	(0.03)
Income tax effect of changes in applicable U.S. tax laws	—	0.07	(0.02)	1.02
Income tax effects related to amortization of intra-entity intangible asset transfers	(0.03)	—	(0.06)	—
Resolution of prior years’ income tax filings and other tax items	0.02	0.01	0.08	—
Non-GAAP adjusted earnings per diluted share	$0.70	$1.19	$1.50	$2.28
Weighted average number of diluted shares	948	1,040	957	1,056

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 28, 2019	April 29, 2018	April 28, 2019	April 29, 2018

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$579	$992	$1,210	$2,016
Certain items associated with acquisitions[1]	10	46	21	92
Non-GAAP adjusted operating income	$589	$1,038	$1,231	$2,108
Non-GAAP adjusted operating margin	27.0%	35.8%	27.7%	36.6%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$283	$279	$568	$534
Acquisition integration costs	—	—	—	1
Non-GAAP adjusted operating income	$283	$279	$568	$535
Non-GAAP adjusted operating margin	28.8%	29.5%	29.2%	29.3%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$42	$210	$157	$300
Certain items associated with acquisitions[1]	4	3	7	6
Acquisition integration costs	—	1	—	1
Non-GAAP adjusted operating income	$46	$214	$164	$307
Non-GAAP adjusted operating margin	13.2%	29.8%	19.2%	26.4%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion as of April 28, 2019. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of April 28, 2019, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of April 28, 2019, the aggregate principal of long-term debt issued by Applied was $5.4 billion with an estimated fair value of $5.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $515 million as of April 28, 2019.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2019, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended April 28, 2019, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
We sell a significant majority of our products into countries outside of the United States including China. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. The United States and other countries have levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses could potentially limit our markets and impact our business. In addition, government authorities may impose conditions that require the use of local suppliers or partnerships with local companies, require the license or other transfer of intellectual property, or engage in other efforts to promote local businesses and local competitors, which could have a significant adverse impact on Applied’s business. Many of these challenges are present in China and Korea, markets that represent a significant portion of Applied’s current business as well as long-term growth opportunities.
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
The largest proportion of Applied’s consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s semiconductor manfuacturing equipment and service products, including:

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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). On September 13, 2018, the U.S. government issued proposed regulations that, if finalized, would significantly affect how the Tax Act is interpreted related to a tax benefit of $96 million realized by Applied in the first half of fiscal 2019. Proposed regulations are not authoritative and may change in the regulatory review process. Pursuant to our accounting policies for uncertain tax positions, the tax benefit might reverse if the regulations are finalized as proposed. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition.
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement as of April 28, 2019, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of April 28, 2019 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2019 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(January 28, 2019 to February 24, 2019)	5.1	$39.34	$200	5.1	$3,377
Month #2
(February 25, 2019 to March 24, 2019)	6.0	$39.10	236	6.0	$3,141
Month #3
(March 25, 2019 to April 28, 2019)	4.5	$41.65	189	4.5	$2,952
Total	15.6	$39.91	$625	15.6

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 23, 2019

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 23, 2019