Form 10-Q
period 2019-07-28
APPLIED MATERIALS INC /DE
filed 2019-08-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2019
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 000-06920
Applied Materials, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1655526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Bowers Avenue
P.O. Box 58039
Santa Clara, California 95052-8039
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 28, 2019: 923,753,756

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 28, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(Unaudited)
Net sales	$3,562	$4,162	$10,854	$12,946
Cost of products sold	2,005	2,298	6,102	7,086
Gross profit	1,557	1,864	4,752	5,860
Operating expenses:
Research, development and engineering	515	505	1,539	1,503
Marketing and selling	128	138	392	394
General and administrative	112	128	335	363
Total operating expenses	755	771	2,266	2,260
Income from operations	802	1,093	2,486	3,600
Interest expense	58	59	178	174
Interest and other income, net	38	43	121	95
Income before income taxes	782	1,077	2,429	3,521
Provision for income taxes	211	61	421	1,240
Net income	$571	$1,016	$2,008	$2,281
Earnings per share:
Basic	$0.61	$1.02	$2.13	$2.22
Diluted	$0.61	$1.01	$2.11	$2.20
Weighted average number of shares:
Basic	929	994	943	1,026
Diluted	937	1,005	950	1,039
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(Unaudited)
Net income	$571	$1,016	$2,008	$2,281
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	6	(18)	19	(19)
Change in unrealized net loss on derivative instruments	(5)	16	(13)	5
Change in defined and postretirement benefit plans	—	—	—	(2)
Change in cumulative translation adjustments	—	—	(1)	—
Other comprehensive income (loss), net of tax	1	(2)	5	(16)
Comprehensive income	$572	$1,014	$2,013	$2,265
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 28, 2019	October 28, 2018

ASSETS
Current assets:
Cash and cash equivalents	$3,014	$3,440
Short-term investments	547	590
Accounts receivable, net	2,373	2,323
Inventories	3,539	3,721
Other current assets	569	530
Total current assets	10,042	10,604
Long-term investments	1,650	1,568
Property, plant and equipment, net	1,513	1,407
Goodwill	3,399	3,368
Purchased technology and other intangible assets, net	170	213
Deferred income taxes and other assets	2,031	473
Total assets	$18,805	$17,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,355	$2,721
Contract liabilities	1,430	1,201
Total current liabilities	3,785	3,922
Income taxes payable	1,253	1,254
Long-term debt	5,312	5,309
Other liabilities	339	303
Total liabilities	10,689	10,788
Stockholders’ equity:
Common stock	9	10
Additional paid-in capital	7,460	7,274
Retained earnings	23,880	20,880
Treasury stock	(23,096)	(21,194)
Accumulated other comprehensive loss	(137)	(125)
Total stockholders’ equity	8,116	6,845
Total liabilities and stockholders’ equity	$18,805	$17,633
Amounts as of July 28, 2019 are unaudited. Amounts as of October 28, 2018 are derived from the October 28, 2018 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 28, 2019	936	$9	$7,396	$23,502	1,057	$(22,568)	$(138)	$8,201
Net income	—	—	—	571	—	—	—	571
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1	1
Dividends declared ($0.21 per common share)	—	—	—	(193)	—	—	—	(193)
Share-based compensation	—	—	67	—	—	—	—	67
Issuance under stock plans	—	—	(3)	—	—	—	—	(3)
Common stock repurchases	(12)	—	—	—	12	(528)	—	(528)
Balance as of July 28, 2019	924	$9	$7,460	$23,880	1,069	$(23,096)	$(137)	$8,116

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (a)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	2,008	—	—	—	2,008
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5	5
Dividends declared ($0.62 per common share)	—	—	—	(578)	—	—	—	(578)
Share-based compensation	—	—	197	—	—	—	—	197
Issuance under stock plans	7	—	(11)	—	—	—	—	(11)
Common stock repurchases	(50)	(1)	—	—	50	(1,902)	—	(1,903)
Balance as of July 28, 2019	924	$9	$7,460	$23,880	1,069	$(23,096)	$(137)	$8,116
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 29, 2018	1,008	$10	$7,087	$19,498	976	$(19,193)	$(78)	$7,324
Adoption of new accounting standards (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	1,016	—	—	—	1,016
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	(2)
Dividends declared ($0.20 per common share)	—	—	—	(195)	—	—	—	(195)
Share-based compensation	—	—	64	—	—	—	—	64
Issuance under stock plans	—	—	(6)	—	—	—	—	(6)
Common stock repurchases	(25)	—	—	—	25	(1,251)	—	(1,251)
Balance as of July 29, 2018	983	$10	$7,145	$20,316	1,001	$(20,444)	$(77)	$6,950

	Common Stock		Additional Paid-In Capital	Retained Earnings (b)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 29, 2018	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2017	1,060	$11	$7,056	$18,539	917	$(15,912)	$(64)	$9,630
Adoption of new accounting standard (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	2,281	—	—	—	2,281
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(16)	(16)
Dividends declared ($0.50 per common share)	—	—	—	(501)	—	—	—	(501)
Share-based compensation	—	—	193	—	—	—	—	193
Issuance under stock plans	7	—	(104)	—	—	—	—	(104)
Common stock repurchases	(84)	(1)	—	—	84	(4,532)	—	(4,533)
Balance as of July 29, 2018	983	$10	$7,145	$20,316	1,001	$(20,444)	$(77)	$6,950
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

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 28, 2019	July 29, 2018

	(Unaudited)
Cash flows from operating activities:
Net income	$2,008	$2,281
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	271	337
Share-based compensation	197	193
Deferred income taxes	57	94
Other	(19)	4
Changes in operating assets and liabilities:
Accounts receivable	(47)	(543)
Inventories	182	(859)
Other current and non-current assets	(93)	2
Accounts payable and accrued expenses	(337)	211
Contract liabilities	229	201
Income taxes payable	(52)	764
Other liabilities	25	25
Cash provided by operating activities	2,421	2,710
Cash flows from investing activities:
Capital expenditures	(344)	(457)
Cash paid for acquisitions, net of cash acquired	(28)	(5)
Proceeds from sales and maturities of investments	1,385	2,823
Purchases of investments	(1,370)	(1,661)
Cash provided by (used in) investing activities	(357)	700
Cash flows from financing activities:
Proceeds from common stock issuances	73	56
Common stock repurchases	(1,903)	(4,532)
Tax withholding payments for vested equity awards	(83)	(160)
Payments of dividends to stockholders	(577)	(410)
Cash used in financing activities	(2,490)	(5,046)
Decrease in cash and cash equivalents	(426)	(1,636)
Cash and cash equivalents — beginning of period	3,440	5,010
Cash and cash equivalents — end of period	$3,014	$3,374
Supplemental cash flow information:
Cash payments for income taxes	$453	$281
Cash refunds from income taxes	$20	$51
Cash payments for interest	$143	$143

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 28, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 28, 2018 (2018 Form 10-K). Applied’s results of operations for the three and nine months ended July 28, 2019 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2019 and 2018 contain 52 weeks each, and the first nine months of fiscal 2019 and 2018 each contained 39 weeks.
At the beginning of the first quarter of fiscal 2019, Applied adopted the new revenue recognition standard using the full retrospective method. All financial statements and disclosures have been recast to comply with this new guidance. See “Recent Accounting Pronouncements - Accounting Standards Adopted” section below for further information.
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
Identifying the performance obligations. Applied’s performance obligations include delivery of manufacturing equipment, service agreements, spare parts, installation, extended warranty and training. Applied’s service agreements are considered one performance obligation and may include multiple goods and services that Applied provides to the customer to deliver against a performance metric. Judgment is used to determine whether multiple promised goods or services in a contract should be accounted for separately or as a group.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition and retirement benefits impacted Applied’s Consolidated Condensed Statement of Operations for the three and nine months ended July 29, 2018 as follows:

	July 29, 2018
	Three Months Ended				Nine Months Ended
	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Adjusted	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Restated
	(In millions, except per share amounts)

Net sales	$4,468	$(306)	$—	$4,162	$13,239	$(293)	$—	$12,946
Cost of products sold	$2,441	$(144)	$1	$2,298	$7,202	$(118)	$2	$7,086
Gross profit	$2,027	$(162)	$(1)	$1,864	$6,037	$(175)	$(2)	$5,860
Research, development and engineering	$504	$—	$1	$505	$1,501	$—	$2	$1,503
General and administrative	$128	$—	$—	$128	$362	$—	$1	$363
Interest and other income, net	$41	$—	$2	$43	$90	$—	$5	$95
Income before income taxes	$1,239	$(162)	$—	$1,077	$3,696	$(175)	$—	$3,521
Provision for income taxes	$66	$(5)	$—	$61	$1,259	$(19)	$—	$1,240
Net income	$1,173	$(157)	$—	$1,016	$2,437	$(156)	$—	$2,281
Earnings per share: basic	$1.18	$(0.16)	$—	$1.02	$2.37	$(0.15)	$—	$2.22
Earnings per share: diluted	$1.17	$(0.16)	$—	$1.01	$2.35	$(0.15)	$—	$2.20

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Adoption of the revenue recognition standard did not impact cash provided by or used in investing or financing activities in Applied’s Consolidated Condensed Statement of Cash Flows for the first nine months of fiscal 2018. The adoption did not impact total cash provided by operating activities, however it impacted individual components of cash provided by operating activities for the nine months ended July 29, 2018 as follows:

	July 29, 2018
	Nine Months Ended
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Cash flows from operating activities:
Net income	$2,437	$(156)	$2,281
Adjustments required to reconcile net income to cash provided by operating activities:
Deferred income taxes	$112	$(18)	$94
Changes in operating assets and liabilities:
Inventories	$(751)	$(108)	$(859)
Accounts payable and accrued expenses	$214	$(3)	$211
Contract liabilities	$(84)	$285	$201

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
Derivatives and Hedging. In August 2017, the FASB issued authoritative guidance that modifies the recognition and presentation of hedge accounting to better align an entity’s risk management strategies and financial reporting for hedging relationships. The authoritative guidance expands the application of hedge accounting for non-financial and financial risk components and eases certain hedge effectiveness assessment requirements. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2020, with early adoption permitted. While the Company's evaluation of the impact of this new guidance is not complete, it is not currently expected to have a significant impact on Applied’s consolidated financial statements.
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
Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance should be applied using a modified retrospective approach. Applied currently anticipates adopting this guidance using the optional transition method by recognizing a cumulative-effect adjustment to the consolidated balance sheet at the beginning of fiscal year 2020 and will not adjust comparative prior periods. While the Company's evaluation of the impact of this new guidance is not complete, Applied currently expects that the primary impact of the new standard will be the recognition of right of use assets and lease liabilities on the Company's Consolidated Balance Sheets, mainly related to leases classified as operating leases. Applied is currently implementing changes to business processes and controls to support measurement and disclosure requirements under the new standard.

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

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions, except per share amounts)
Numerator:
Net income	$571	$1,016	$2,008	$2,281
Denominator:
Weighted average common shares outstanding	929	994	943	1,026
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	8	11	7	13
Denominator for diluted earnings per share	937	1,005	950	1,039
Basic earnings per share	$0.61	$1.02	$2.13	$2.22
Diluted earnings per share	$0.61	$1.01	$2.11	$2.20
Potentially weighted dilutive securities	3	—	3	—

Potentially weighted dilutive securities attributable to outstanding stock options and restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3	Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments:

July 28, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$918	$—	$—	$918
Cash equivalents:
Money market funds	2,010	—	—	2,010
Commercial paper, corporate bonds and medium-term notes	86	—	—	86
Total Cash equivalents	2,096	—	—	2,096
Total Cash and Cash equivalents	$3,014	$—	$—	$3,014
Short-term and long-term investments:
U.S. Treasury and agency securities	$343	$2	$—	$345
Non-U.S. government securities*	9	—	—	9
Municipal securities	390	4	—	394
Commercial paper, corporate bonds and medium-term notes	676	4	—	680
Asset-backed and mortgage-backed securities	614	3	1	616
Total fixed income securities	2,032	13	1	2,044
Publicly traded equity securities	8	37	3	42
Equity investments in privately-held companies	105	9	3	111
Total equity investments	113	46	6	153
Total short-term and long-term investments	$2,145	$59	$7	$2,197

Total Cash, Cash equivalents and Investments	$5,159	$59	$7	$5,211
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

 _________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of July 28, 2019:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$467	$468
Due after one through five years	951	959
No single maturity date**	727	770
Total	$2,145	$2,197
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three and nine months ended July 28, 2019 gross realized gains and losses on investments were not material. During the three and nine months ended July 29, 2018, gross realized gains on investments were $13 million and $14 million, respectively, and the gross realized losses on investments for these periods were not material.
As of July 28, 2019, and October 28, 2018, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied determined that the gross unrealized losses on its marketable fixed-income securities as of July 28, 2019 and July 29, 2018 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and nine months ended July 28, 2019 or July 29, 2018. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 28, 2019 and July 29, 2018 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
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
The components of gain (loss) on equity investments for the three and nine months ended July 28, 2019 were as follows:

	July 28, 2019
	Three Months Ended	Nine Months Ended

	(In millions)
Publicly traded equity securities
Unrealized gain	$10	$23
Unrealized loss	(1)	(4)
Gain on sales	—	2
Equity investments in privately-held companies
Unrealized gain	2	11
Unrealized loss	(3)	(5)
Gain on sales	—	4
Total gain on equity investments, net	$8	$31

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4	Fair Value Measurements
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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of July 28, 2019, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Applied’s equity investments with readily determinable values consist of publicly traded equity securities. Upon adoption of ASU 2016-01, these investments are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the consolidated statements of operations. Applied adopted the standard in the first quarter of fiscal 2019 using a modified retrospective transition method and reclassified the unrealized gains on these equity investments of $21 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 28, 2019			October 28, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds	$2,010	$—	$2,010	$1,599	$—	$1,599
U.S. Treasury and agency securities	323	22	345	297	36	333
Non-U.S. government securities	—	9	9	—	10	10
Municipal securities	—	394	394	—	395	395
Commercial paper, corporate bonds and medium-term notes	—	766	766	—	1,054	1,054
Asset-backed and mortgage-backed securities	—	616	616	—	591	591
Total available-for-sale debt security investments	$2,333	$1,807	$4,140	$1,896	$2,086	$3,982
Equity investments with readily determinable values
Publicly traded equity securities	$42	$—	$42	$38	$—	$38
Total equity investments with readily determinable values	$42	$—	$42	$38	$—	$38

Total	$2,375	$1,807	$4,182	$1,934	$2,086	$4,020

There were no transfers between Level 1 and Level 2 fair value measurements during the three and nine months ended July 28, 2019 or July 29, 2018. Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 28, 2019 or October 28, 2018.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Upon adoption of ASU 2016-01, Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. Applied adopted the guidance prospectively, effective October 29, 2018, and there was no impact to Applied’s condensed consolidated financial statements. Prior to the adoption of ASU 2016-01, these investments were generally accounted for under the cost method of accounting. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 28, 2019 and July 29, 2018 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 28, 2019, the aggregate principal amount of long-term debt was $5.4 billion, and the estimated fair value was $5.9 billion. As of October 28, 2018, the aggregate principal and estimated fair value amounts of long-term debt were both $5.4 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 28, 2019 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three and nine months ended July 28, 2019 and July 29, 2018.
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
The fair values of foreign exchange derivative instruments as of July 28, 2019 and October 28, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

		Three Months Ended
		July 28, 2019			July 29, 2018
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(11)	$—	$—	$11	$—	$—
Foreign exchange contracts	Cost of products sold	—	(2)	3	—	(3)	7
Foreign exchange contracts	General and administrative	—	(1)	(1)	—	(6)	(2)
Interest rate contracts	Interest expense	—	(1)	—	—	(1)	—
Total		$(11)	$(4)	$2	$11	$(10)	$5

		Nine Months Ended
		July 28, 2019			July 29, 2018
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange contracts	AOCI	$(16)	$—	$—	$(5)	$—	$—
Foreign exchange contracts	Cost of products sold	—	8	12	—	(7)	13
Foreign exchange contracts	General and administrative	—	(4)	(4)	—	(2)	(5)
Interest rate contracts	Interest expense	—	(3)	—	—	(3)	—
Total		$(16)	$1	$8	$(5)	$(12)	$8

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Income	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$(7)	$2	$(11)	$(8)
Total		$(7)	$2	$(11)	$(8)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 28, 2019.
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
Applied sold $143 million and $1.3 billion of accounts receivable during the three and nine months ended July 28, 2019, respectively. Applied sold $271 million and $1.0 billion of accounts receivable during the three and nine months ended July 29, 2018, respectively. Applied discounted letters of credit issued by customers of $40 million during the three and nine months ended July 28, 2019. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 29, 2018. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $30 million and $33 million as of July 28, 2019 and October 28, 2018, respectively. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of July 28, 2019, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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
Contract balances at the end of each reporting period were as follows:

	July 28, 2019	October 28, 2018
	(In millions)

Contract assets	$116	$99
Contract liabilities	$1,430	$1,201

The increase in contract assets during the nine months ended July 28, 2019, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the nine months ended July 28, 2019, Applied recognized revenue of approximately $622 million related to contract liabilities at October 28, 2018. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 28, 2019.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during the three and nine months ended July 28, 2019.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 28, 2019, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $808 million, which is expected to be recognized within the next 36 months. Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8	Balance Sheet Detail

	July 28, 2019	October 28, 2018

	(In millions)
Inventories
Customer service spares	$1,249	$989
Raw materials	849	1,020
Work-in-process	548	505
Finished goods	893	1,207
	$3,539	$3,721

Included in finished goods inventory are $11 million as of July 28, 2019, and $19 million as of October 28, 2018, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $327 million and $350 million of evaluation inventory as of July 28, 2019 and October 28, 2018, respectively.

	July 28, 2019	October 28, 2018

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$82	$40
Prepaid expenses and other	487	490
	$569	$530

	Useful Life	July 28, 2019	October 28, 2018

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$254	$245
Buildings and improvements	3-30	1,601	1,448
Demonstration and manufacturing equipment	3-5	1,484	1,282
Furniture, fixtures and other equipment	3-5	664	634
Construction in progress		112	203
Gross property, plant and equipment		4,115	3,812
Accumulated depreciation		(2,602)	(2,405)
		$1,513	$1,407

	July 28, 2019	October 28, 2018

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes and income taxes receivable	$1,836	$319
Other assets	195	154
	$2,031	$473

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 28, 2019	October 28, 2018

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$890	$996
Compensation and employee benefits	544	639
Warranty	191	208
Dividends payable	194	193
Income taxes payable	85	136
Other accrued taxes	51	112
Interest payable	59	38
Other	341	399
	$2,355	$2,721

	July 28, 2019	October 28, 2018

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$175	$177
Other	164	126
	$339	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9	Business Combination
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) to acquire all outstanding shares of Kokusai Electric Corporation (Kokusai Electric) for $2.2 billion in cash. Kokusai Electric is a leading company in providing high-productivity batch processing systems and services for memory, foundry and logic customers. These systems complement Applied’s leadership portfolio in single-wafer processing systems. The transaction is subject to regulatory approvals and other customary closing conditions.

Note 10Goodwill, Purchased Technology and Other Intangible Assets
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
Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. Applied regularly monitors current business conditions and considers other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.
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
As of July 28, 2019, Applied’s reporting units include Semiconductor Product Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of July 28, 2019 and October 28, 2018 were as follows:

	July 28, 2019	October 28, 2018

	(In millions)
Semiconductor Systems	$2,182	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,399	$3,368

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the nine months ended July 28, 2019, the increase in goodwill was primarily due to acquisitions completed in the second quarter of fiscal 2019, which were not significant to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	July 28, 2019	October 28, 2018

	(In millions)
Purchased technology, net	$80	$109
Intangible assets - finite-lived, net	90	104
Total	$170	$213
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

Details of finite-lived intangible assets were as follows:

	July 28, 2019			October 28, 2018
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,393)	$(164)	$(1,557)	$(1,375)	$(150)	$(1,525)
Applied Global Services	(30)	(44)	(74)	(29)	(44)	(73)
Display and Adjacent Markets	(142)	(36)	(178)	(132)	(36)	(168)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,565)	$(253)	$(1,818)	$(1,536)	$(239)	$(1,775)
Carrying amount	$80	$90	$170	$109	$104	$213

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions)
Semiconductor Systems	$11	$47	$32	$138
Applied Global Services	—	—	1	1
Display and Adjacent Markets	4	3	10	10
Total	$15	$50	$43	$149

Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions)
Cost of products sold	$9	$44	$28	$134
Research, development and engineering	1	1	1	1
Marketing and selling	5	5	14	14
Total	$15	$50	$43	$149

As of July 28, 2019, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2019 (remaining 3 months)	$14
2020	52
2021	39
2022	24
2023	11
Thereafter	30
Total	$170

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11Borrowing Facilities and Debt
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of various benchmark rates selected by Applied for each advance, plus a margin based on Applied’s public debt rating and includes financial and other covenants. Remaining credit facilities in the amount of approximately $74 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. Applied has not utilized these credit facilities and no amounts were outstanding under any of these facilities as of both July 28, 2019 and October 28, 2018. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of July 28, 2019, Applied did not have any commercial paper outstanding.
Subsequent to the end of the third quarter of fiscal 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the SPA are not consummated on or before June 30, 2020, which date may be extended by three months on two separate occasions if, on the applicable date, the only remaining conditions to closing relate to required regulatory approvals. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan.
Debt outstanding as of July 28, 2019 and October 28, 2018 was as follows:

	Principal Amount
	July 28, 2019	October 28, 2018	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	5,350	5,350
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(28)	(30)
Total long-term debt	$5,312	$5,309

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12	Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	19	(13)	—	(1)	5
Other comprehensive income (loss), net of tax	19	(13)	—	(1)	5

Balance as of July 28, 2019	$9	$(22)	$(137)	$13	$(137)

(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019. See Note 1.

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Adoption of new accounting standards (b)	5	(2)	—	—	3

Other comprehensive income (loss) before reclassifications	(7)	(4)	—	—	(11)
Amounts reclassified out of AOCI	(12)	9	(2)	—	(5)
Other comprehensive income (loss), net of tax	(19)	5	(2)	—	(16)
Balance as of July 29, 2018	$39	$(8)	$(122)	$14	$(77)

(b) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 28, 2019 and July 29, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of July 28, 2019, approximately $2.4 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three and nine months ended July 28, 2019 and July 29, 2018:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(in millions, except per share amount)
Shares of common stock repurchased	12	25	50	84
Cost of stock repurchased	$528	$1,251	$1,903	$4,533
Average price paid per share	$42.07	$49.31	$37.88	$53.72

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
Dividends
In June 2019, March 2019 and December 2018, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.21, $0.21 and $0.20 per share, respectively. The dividend declared in June 2019 is payable in September 2019. Dividends paid during the nine months ended July 28, 2019 and July 29, 2018 totaled $577 million and $410 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 28, 2019 and July 29, 2018, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions)
Cost of products sold	$23	$22	$67	$65
Research, development and engineering	25	24	74	72
Marketing and selling	8	7	23	23
General and administrative	11	11	33	33
Total share-based compensation	$67	$64	$197	$193

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
As of July 28, 2019, Applied had $417 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.6 years. As of July 28, 2019, there were 67 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 15 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 28, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 28, 2018	18	$32.64
Granted	8	$35.59
Vested	(7)	$28.25
Canceled	(1)	$34.16
Outstanding as of July 28, 2019	18	$35.58

As of July 28, 2019, 1.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 2 million shares during the nine months ended July 28, 2019 and a total of 1 million shares during the nine months ended July 29, 2018. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 28, 2019	July 29, 2018
ESPP:
Dividend yield	2.18%	1.40%
Expected volatility	37.1%	35.5%
Risk-free interest rate	2.51%	1.83%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$9.78	$14.26

Note 13    Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act. Accounting for the remeasurement of deferred tax assets was completed in the fourth quarter of fiscal 2018, and the accounting for the transition tax was completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy choice is allowed to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.
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
Applied’s effective tax rates for the third quarter of fiscal 2019 and 2018 were 27.0 percent and 5.7 percent, respectively. The effective tax rate for the third quarter of fiscal 2019 was higher than the same period in the prior fiscal year primarily due to the regulations released on June 14, 2019.
Applied’s effective tax rates for the first nine months of fiscal 2019 and 2018 were 17.3 percent and 35.2 percent, respectively. The effective tax rate was lower than the same period in the prior fiscal year primarily due to tax expense of $1.1 billion in the first nine months of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for the first nine months of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to certain provisions in the Tax Act becoming effective in fiscal 2019, tax expense of $79 million in the first nine months of fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in the first nine months of fiscal 2019 being $42 million less than in the same period in the prior fiscal year.
During the next twelve months, it is reasonably possible that unrecognized tax benefits related to certain tax positions taken on previously filed tax returns could be recognized in the amount of approximately $65 million as a result of negotiations with tax authorities and lapses of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions)
Beginning balance	$195	$227	$208	$206
Warranties issued	37	44	110	145
Change in reserves related to preexisting warranty	1	1	7	—
Consumption of reserves	(42)	(47)	(134)	(126)
Ending balance	$191	$225	$191	$225

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 28, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $74 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2019, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 28, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 28, 2019:
Semiconductor Systems	$2,273	$613	$6,725	$1,823
Applied Global Services	931	259	2,877	827
Display and Adjacent Markets	339	41	1,194	198
Corporate and Other	19	(111)	58	(362)
Total	$3,562	$802	$10,854	$2,486
July 29, 2018:
Semiconductor Systems	$2,578	$831	$8,331	$2,847
Applied Global Services	952	280	2,778	814
Display and Adjacent Markets	616	156	1,778	456
Corporate and Other	16	(174)	59	(517)
Total	$4,162	$1,093	$12,946	$3,600

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2019		July 29, 2018		July 28, 2019		July 29, 2018

	(In millions, except percentages)
China	$1,117	31%	$1,647	39%	$3,078	28%	$3,911	30%
Korea	445	12%	572	14%	1,458	13%	3,007	23%
Taiwan	596	17%	506	12%	2,046	19%	1,913	15%
Japan	556	16%	700	17%	1,727	16%	1,684	13%
Southeast Asia	134	4%	165	4%	413	4%	600	5%
Asia Pacific	2,848	80%	3,590	86%	8,722	80%	11,115	86%
United States	552	15%	348	9%	1,459	14%	1,063	8%
Europe	162	5%	224	5%	673	6%	768	6%
Total	$3,562	100%	$4,162	100%	$10,854	100%	$12,946	100%

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Foundry, logic and other	49%	36%	50%	34%
Dynamic random-access memory (DRAM)	27%	25%	22%	28%
Flash memory	24%	39%	28%	38%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

	(In millions)
Unallocated net sales	$19	$16	$58	$59
Unallocated cost of products sold and expenses	(63)	(126)	(223)	(383)
Share-based compensation	(67)	(64)	(197)	(193)
Total	$(111)	$(174)	$(362)	$(517)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 28, 2019, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	13%
Intel Corporation	13%
Toshiba	10%
SK Hynix Inc.	10%

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-use demand, market and industry trends and outlooks, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, including the proposed acquisition of Kokusai Electric Corporation (Kokusai Electric), growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions, except per share amounts and percentages)
Net sales	$3,562	$4,162	$(600)	$10,854	$12,946	$(2,092)
Gross margin	43.7%	44.8%	(1.1) points	43.8%	45.3%	(1.5) points
Operating income	$802	$1,093	$(291)	$2,486	$3,600	$(1,114)
Operating margin	22.5%	26.3%	(3.8) points	22.9%	27.8%	(4.9) points
Net income	$571	$1,016	$(445)	$2,008	$2,281	$(273)
Earnings per diluted share	$0.61	$1.01	$(0.40)	$2.11	$2.20	$(0.09)

Fiscal 2019 and 2018 contain 52 weeks each, and the first nine months of fiscal 2019 and 2018 each contained 39 weeks.
Investment in semiconductor and display manufacturing equipment and services continued to be the main driver of revenue during the first nine months of fiscal 2019.
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
The three and nine months ended July 29, 2018 included a one-time expense related to the enactment of new U.S. tax legislation that reduced diluted earnings per share by $0.01 and $1.05, respectively.
Applied adopted the authoritative guidance related to revenue recognition in the first quarter of fiscal 2019 using the full retrospective method. Applied also adopted authoritative guidance related to retirement benefits in the first quarter of fiscal 2019 using the retrospective method. The adoption of these guidance required restating each prior reporting period presented.
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 28, 2019		July 29, 2018		Change	July 28, 2019		July 29, 2018		Change

	(In millions, except percentages)
Semiconductor Systems	$2,273	64%	$2,578	62%	(12)%	$6,725	62%	$8,331	64%	(19)%
Applied Global Services	931	26%	952	23%	(2)%	2,877	27%	2,778	21%	4%
Display and Adjacent Markets	339	10%	616	15%	(45)%	1,194	11%	1,778	14%	(33)%
Corporate and Other	19	—%	16	—%	19%	58	—%	59	1%	(2)%
Total	$3,562	100%	$4,162	100%	(14)%	$10,854	100%	$12,946	100%	(16)%

For the three and nine months ended July 28, 2019 compared to the same periods in the prior year, net sales decreased primarily due to decreased customer investments in semiconductor and display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 28, 2019		July 29, 2018		Change	July 28, 2019		July 29, 2018		Change

	(In millions, except percentages)
China	$1,117	31%	$1,647	39%	(32)%	$3,078	28%	$3,911	30%	(21)%
Korea	445	12%	572	14%	(22)%	1,458	13%	3,007	23%	(52)%
Taiwan	596	17%	506	12%	18%	2,046	19%	1,913	15%	7%
Japan	556	16%	700	17%	(21)%	1,727	16%	1,684	13%	3%
Southeast Asia	134	4%	165	4%	(19)%	413	4%	600	5%	(31)%
Asia Pacific	2,848	80%	3,590	86%	(21)%	8,722	80%	11,115	86%	(22)%
United States	552	15%	348	9%	59%	1,459	14%	1,063	8%	37%
Europe	162	5%	224	5%	(28)%	673	6%	768	6%	(12)%
Total	$3,562	100%	$4,162	100%	(14)%	$10,854	100%	$12,946	100%	(16)%

The changes in net sales in all regions in the three and nine months ended July 28, 2019 compared to the same periods in the prior year primarily reflected changes in semiconductor and display manufacturing equipment spending and customer and product mix. The increase in net sales to customers in Taiwan and United States for the three and nine months ended July 28, 2019 compared to the same periods in the prior year was primarily due to increased investments in semiconductor manufacturing equipment. The decrease in net sales to customers in all other regions for the three and nine months ended July 28, 2019 compared to the same periods in the prior year primarily reflected a decrease in investments in semiconductor and display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

Gross margin	43.7%	44.8%	(1.1) points	43.8%	45.3%	(1.5) points
Gross margin in the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year primarily due to the decrease in net sales and unfavorable changes in customer and product mix. Gross margin during the three months ended July 28, 2019 and July 29, 2018 included $23 million and $22 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 28, 2019 and July 29, 2018 included $67 million and $65 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions)
Research, development and engineering	$515	$505	$10	$1,539	$1,503	$36
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
The increase in RD&E expenses during the three and nine months ended July 28, 2019 compared to the same periods in the prior year was primarily due to additional headcount and increased research and development program spending in Semiconductor Systems segment. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended July 28, 2019 and July 29, 2018 included $25 million and $24 million of share-based compensation expense, respectively. RD&E expenses during the nine months ended July 28, 2019 and July 29, 2018 included $74 million and $72 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions)
Marketing and selling	$128	$138	$(10)	$392	$394	$(2)
Marketing and selling expenses decreased slightly in the three and nine months ended July 28, 2019 compared to the same periods in fiscal 2018 primarily due to lower variable compensation expenses. Marketing and selling expenses during the three months ended July 28, 2019 and July 29, 2018 included $8 million and $7 million of share-based compensation expense, respectively. Marketing and selling expenses during the nine months ended July 28, 2019 and July 29, 2018 each included $23 million of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions)
General and administrative	$112	$128	$(16)	$335	$363	$(28)
G&A expenses in the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year primarily due to lower variable compensation expenses and favorable impact from foreign exchange. G&A expenses during the three months ended July 28, 2019 and July 29, 2018 each included $11 million of share-based compensation expense. G&A expenses during the nine months ended July 28, 2019 and July 29, 2018 each included $33 million of share-based compensation expense.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions)
Interest expense	$58	$59	$(1)	$178	$174	$4
Interest and other income, net	$38	$43	$(5)	$121	$95	$26

Interest expenses incurred were primarily associated with issued senior unsecured notes. Interest expense in the three and nine months ended July 28, 2019 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three months ended July 28, 2019 remained relative flat compared to the same period in the prior year. Interest and other income, net in the nine months ended July 28, 2019 increased compared to the same period in fiscal 2018, primarily driven by unrealized gains on equity investment securities. Effective the first quarter of fiscal 2019, unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Condensed Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2019	July 29, 2018	Change	July 28, 2019	July 29, 2018	Change

	(In millions, except percentages)
Provision for income taxes	$211	$61	$150	$421	$1,240	$(819)
Effective tax rate	27.0%	5.7%	21.3 points	17.3%	35.2%	(17.9) points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries payable over eight years. U.S. deferred tax assets and liabilities were subject to remeasurement due to the reduction of the U.S. federal corporate tax rate. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the income tax effects of the Tax Act and a measurement period for companies to complete this accounting. Applied completed the accounting for the Tax Act during the measurement period, which ended one year after the enactment date of the Tax Act. Accounting for the remeasurement of deferred tax assets was completed in the fourth quarter of fiscal 2018, and the accounting for the transition tax was completed in the first quarter of fiscal 2019.
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy choice is allowed to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.
Applied’s effective tax rates for the third quarter of fiscal 2019 and 2018 were 27.0 percent and 5.7 percent, respectively. The effective tax rate for the third quarter of fiscal 2019 was higher than the same period in the prior fiscal year primarily due to the regulations released on June 14, 2019.
Applied’s effective tax rates for the first nine months of fiscal 2019 and 2018 were 17.3 percent and 35.2 percent, respectively. The effective tax rate was lower than the same period in the prior fiscal year primarily due to tax expense of $1.1 billion in the first nine months of fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for the first nine months of fiscal 2019 was higher than the rate in the same period of the prior fiscal year primarily due to certain provisions in the Tax Act becoming effective in fiscal 2019, $79 million in the first nine months of fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in the first nine months of fiscal 2019 being $42 million less than in the same period in the prior fiscal year.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2019	July 29, 2018	Change		July 28, 2019	July 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$2,273	$2,578	$(305)	(12)%	$6,725	$8,331	$(1,606)	(19)%
Operating income	$613	$831	$(218)	(26)%	$1,823	$2,847	$(1,024)	(36)%
Operating margin	27.0%	32.2%		(5.2) points	27.1%	34.2%		(7.1) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Foundry, logic and other	49%	36%	50%	34%
Dynamic random-access memory (DRAM)	27%	25%	22%	28%
Flash memory	24%	39%	28%	38%
	100%	100%	100%	100%
Net sales for the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year primarily due to lower spending from memory customers, partially offset by increased spending from foundry, logic and other customers. Operating margin for the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year, primarily reflecting lower net sales, unfavorable changes in customer and product mix, as well as increased RD&E expenses. Four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 52 percent of this segment’s total net sales, in the three months ended July 28, 2019.

The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Nine Months Ended
	July 28, 2019		July 29, 2018		Change	July 28, 2019		July 29, 2018		Change

	(In millions, except percentages)
China	$655	29%	$900	35%	(27)%	$1,464	22%	$1,901	23%	(23)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2019	July 29, 2018	Change		July 28, 2019	July 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$931	$952	$(21)	(2)%	$2,877	$2,778	$99	4%
Operating income	$259	$280	$(21)	(8)%	$827	$814	$13	2%
Operating margin	27.8%	29.4%		(1.6) points	28.7%	29.3%		(0.6) points

Net sales for the three months ended July 28, 2019 decreased compared to the same period in the prior year primarily due to lower customer spending on semiconductor spares, partially offset by higher customer spending for comprehensive service agreements. Net sales for the nine months ended July 28, 2019 increased compared to the same period in the prior year primarily due to higher customer spending for comprehensive service agreements and legacy systems, partially offset by lower customer spending on semiconductor spares. Operating income and operating margin for the three months ended July 28, 2019 compared to the same period in the prior year decreased due to lower net sales and higher expenses related to an increase in headcount. Operating income for the nine months ended July 28, 2019 increased compared to the same period in the prior year primarily due to higher net sales, partially offset by higher expenses related to an increase in headcount. Operating margin for the nine months ended July 28, 2019 decreased slightly compared to the same period in the prior year primarily due to an increase in headcount to support revenue growth. In the three months ended July 28, 2019, two customers each accounted for more than 10 percent of this segment’s total net sales.
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
The market environment for Applied’s Display and Adjacent Markets segment was characterized by weak demand for manufacturing equipment for mobile products and TVs, compared to the same periods in the prior year. In addition, uneven spending patterns by customers in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2019	July 29, 2018	Change		July 28, 2019	July 29, 2018	Change

	(In millions, except percentages and ratios)
Net sales	$339	$616	$(277)	(45)%	$1,194	$1,778	$(584)	(33)%
Operating income	$41	$156	$(115)	(74)%	$198	$456	$(258)	(57)%
Operating margin	12.1%	25.3%		(13.2) points	16.6%	25.6%		(9.0) points

Net sales for the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year primarily due to lower customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for the three and nine months ended July 28, 2019 decreased compared to the same periods in the prior year, reflecting lower net sales and unfavorable changes in customer and product mix. In the three months ended July 28, 2019, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 86 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Nine Months Ended
	July 28, 2019		July 29, 2018		Change	July 28, 2019		July 29, 2018		Change

	(In millions, except percentages)
China	$273	81%	$562	91%	(51)%	$1,078	90%	$1,473	83%	(27)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	July 28, 2019	October 28, 2018

	(In millions)
Cash and cash equivalents	$3,014	$3,440
Short-term investments	547	590
Long-term investments	1,650	1,568
Total cash, cash-equivalents and investments	$5,211	$5,598
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 28, 2019	July 29, 2018

	(In millions)
Cash provided by operating activities	$2,421	$2,710
Cash provided by (used in) investing activities	$(357)	$700
Cash used in financing activities	$(2,490)	$(5,046)
Operating Activities
Cash from operating activities for the nine months ended July 28, 2019 was $2.4 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first nine months of fiscal 2019 compared to the same period in the prior year primarily due to lower cash collections and higher payments to suppliers and for income taxes, offset by a lower change in inventory during the nine months ended July 28, 2019, compared to the same period in the prior year.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.3 billion and $1.0 billion of accounts receivable during the nine months ended July 28, 2019 and July 29, 2018, respectively. Applied discounted letters of credit issued by customers of $40 million during the nine months ended July 28, 2019. Applied did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 29, 2018.
Applied’s working capital was $6.3 billion as of July 28, 2019 and $6.7 billion as of October 28, 2018.

Days sales outstanding for the three months ended July 28, 2019 was 61 days, an increase compared to 59 days sales outstanding for the same period in the prior year. Days sales outstanding varies due to the timing of shipments and payment terms, and the increase was primarily due to higher revenue and favorable collection performance for the same period in the prior year.
Investing Activities
Applied used $357 million of cash in investing activities during the nine months ended July 28, 2019. Capital expenditures totaled $344 million and were partially offset by the proceeds from sales and maturities of investments, net of purchases of investments of $15 million during the nine months ended July 28, 2019.
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

Financing Activities
Applied used $2.5 billion of cash in financing activities during the nine months ended July 28, 2019, consisting primarily of repurchases of common stock of $1.9 billion, cash dividends to stockholders of $577 million and tax withholding payments for vested equity awards of $83 million.
In June 2019, March 2019 and December 2018, Applied’s Board of Directors declared quarterly cash dividends in the amount of $0.21, $0.21 and $0.20 per share, respectively. The dividend declared in June 2019 is payable in September 2019. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of July 28, 2019. Remaining credit facilities in the amount of approximately $74 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. Applied has not utilized these credit facilities and no amounts were outstanding under any of these facilities as of both July 28, 2019 and October 28, 2018.
Subsequent to the end of the third quarter of fiscal 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the Share Purchase Agreement (SPA) are not consummated on or before June 30, 2020, which date may be extended by three months on two separate occasions if, on the applicable date, the only remaining conditions to closing relate to required regulatory approvals. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of July 28, 2019, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 28, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $74 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2019, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of July 28, 2019, Applied has $961 million of total payments remaining, payable in installments in the next seven years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
Management uses significant judgment when assessing goodwill for potential impairment, especially in emerging markets. Indicators of potential impairment include, but are not limited to, challenging economic conditions, an unfavorable industry or economic environment or other severe decline in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates used for the fair value calculation, resulting in an unexpected goodwill impairment charge, which could have a material adverse effect on Applied’s business, financial condition and results of operations. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of goodwill impairment.

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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,557	$1,864	$4,752	$5,860
Certain items associated with acquisitions[1]	9	45	28	134
Non-GAAP adjusted gross profit	$1,566	$1,909	$4,780	$5,994
Non-GAAP adjusted gross margin	44.0%	45.9%	44.0%	46.3%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$802	$1,093	$2,486	$3,600
Certain items associated with acquisitions[1]	13	49	41	147
Acquisition integration and deal costs	5	—	12	2
Non-GAAP adjusted operating income	$820	$1,142	$2,539	$3,749
Non-GAAP adjusted operating margin	23.0%	27.4%	23.4%	29.0%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$571	$1,016	$2,008	$2,281
Certain items associated with acquisitions[1]	13	49	41	147
Acquisition integration and deal costs	5	—	12	2
Impairment (gain on sale) of strategic investments, net	—	(14)	—	(10)
Loss (gain) on strategic investments, net	(8)	—	(31)	—
Income tax effect of share-based compensation[2]	—	13	(4)	(13)
Income tax effect of changes in applicable U.S. tax laws[3]	—	12	(24)	1,089
Income tax effects related to amortization of intra-entity intangible asset transfers	115	—	56	—
Resolution of prior years’ income tax filings and other tax items	(1)	(29)	75	(32)
Income tax effect of non-GAAP adjustments[4]	(3)	1	(2)	(7)
Non-GAAP adjusted net income	$692	$1,048	$2,131	$3,457

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	GAAP basis tax benefit related to share-based compensation is being recognized ratably over the fiscal year on a non-GAAP basis.
3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.61	$1.01	$2.11	$2.20
Certain items associated with acquisitions	0.01	0.05	0.04	0.13
Acquisition integration and deal costs	0.01	—	0.01	—
Impairment (gain on sale) of strategic investments, net	—	(0.01)	—	(0.01)
Loss (gain) on strategic investments, net	(0.01)	—	(0.03)	—
Income tax effect of share-based compensation	—	0.01	—	(0.01)
Income tax effect of changes in applicable U.S. tax laws	—	0.01	(0.03)	1.05
Income tax effects related to amortization of intra-entity intangible asset transfers	0.12	—	0.06	—
Resolution of prior years’ income tax filings and other tax items	—	(0.03)	0.08	(0.03)
Non-GAAP adjusted earnings per diluted share	$0.74	$1.04	$2.24	$3.33
Weighted average number of diluted shares	937	1,005	950	1,039

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 28, 2019	July 29, 2018	July 28, 2019	July 29, 2018

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$613	$831	$1,823	$2,847
Certain items associated with acquisitions[1]	11	45	32	137
Non-GAAP adjusted operating income	$624	$876	$1,855	$2,984
Non-GAAP adjusted operating margin	27.5%	34.0%	27.6%	35.8%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$259	$280	$827	$814
Acquisition integration costs	—	—	—	1
Non-GAAP adjusted operating income	$259	$280	$827	$815
Non-GAAP adjusted operating margin	27.8%	29.4%	28.7%	29.3%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$41	$156	$198	$456
Certain items associated with acquisitions[1]	2	4	9	10
Acquisition integration costs	1	—	1	1
Non-GAAP adjusted operating income	$44	$160	$208	$467
Non-GAAP adjusted operating margin	13.0%	26.0%	17.4%	26.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion as of July 28, 2019. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of July 28, 2019, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $28 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of July 28, 2019, the aggregate principal of long-term debt issued by Applied was $5.4 billion with an estimated fair value of $5.9 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $539 million as of July 28, 2019.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2019, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended July 28, 2019, approximately 85 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:

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
We sell a significant majority of our products into countries outside of the United States including China. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. The United States and other countries have imposed and may continue to impose trade restrictions, and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
The largest proportion of Applied’s consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s semiconductor manufacturing equipment and service products, including:

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

•	competitive factors that make it difficult to enhance position, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;

•	consolidation in the semiconductor industry, including among semiconductor manufacturers and among manufacturing equipment suppliers;

•	shifts in sourcing strategies by computer and electronics companies that impact the equipment requirements of Applied’s foundry customers;

•	the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;

•	investment in semiconductor manufacturing capabilities in China, which may be affected by changes in economic conditions and governmental policies in China and the United States; and

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

•	the increasing cost of research and development, and complexity of technology transitions and inflections, and Applied’s ability to timely and effectively anticipate and adapt to these changes;

•	the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions and governmental policies in China and the United States;

•	the importance of increasing market positions in products and technologies with growing demand;

•
the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and

•
fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.

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
Applied engages in acquisitions of or investments in companies, technologies or products in existing, related or new markets for Applied. Business combinations, acquisitions and investments, such as the proposed acquisition of Kokusai Electric, involve numerous risks to Applied’s business, financial condition and operating results, including but not limited to:

•
inability to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee (which, in the case of the stock purchase agreement related to the proposed acquisition of Kokusai Electric, Applied will be obligated to pay in the amount of $154 million if such agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals);

•	diversion of management’s attention and disruption of ongoing businesses;

•	contractual restrictions on the conduct of Applied’s business during the pendency of a proposed transaction;

•	the failure to realize expected revenues, gross and operating margins, net income and other returns from acquired businesses;

•
requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and restrictions on the conduct of Applied’s existing business or the acquired business;

•
following completion of acquisitions, ineffective integration of businesses, operations, systems, technologies, products or employees, changes in laws or regulations, including tax laws, or other factors, may impact the ability to realize anticipated synergies or other benefits;

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

•
increases in debt obligations, which increase interest expense, and reductions in cash balances, which reduce the availability of cash flow for general corporate or other purposes, including share repurchases and dividends;

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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An increase in Applied’s provision for income taxes and effective tax rate could have a material adverse impact on Applied’s results of operations and financial condition.
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion committed revolving credit agreement. While no amounts were outstanding under this credit agreement as of July 28, 2019, Applied may borrow amounts in the future under the agreement. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of July 28, 2019 with respect to the shares of common stock repurchased by Applied during the third quarter of fiscal 2019 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(April 29, 2019 to May 26, 2019)	3.1	$41.40	$128	3.1	$2,824
Month #2
(May 27, 2019 to June 23, 2019)	5.4	$40.64	222	5.4	$2,602
Month #3
(June 24, 2019 to July 28, 2019)	4.0	$44.55	178	4.0	$2,424
Total	12.5	$42.07	$528	12.5

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Share Purchase Agreement, dated as of June 30, 2019, among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	7/1/2019
10.2	Term Loan Credit Agreement, dated as of August 19, 2019, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	8/21/2019
10.3	Amendment No. 2, dated as of August 19, 2019, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.2	8/21/2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

†	Filed herewith.

‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 22, 2019

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 22, 2019