Form 10-K
period 2019-10-27
APPLIED MATERIALS INC /DE
filed 2019-12-13
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 2019, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: 41677858958
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 6, 2019: 915,304,098
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.

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

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 27, 2019

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
SEMVision G7 Defect Analysis PROVision eBeam Inspection UVision 8 Inspection VeritySEM 5i Metrology Aera4 Mask Inspection

Applied Global Services
The Applied Global Services (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system more than 100 locations and trained service engineers located in close proximity to customer sites in more than a dozen countries to support over 42,500 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

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

Display and Adjacent Markets
The Display and Adjacent Markets segment is comprised of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, monitors, laptops, personal computers (PCs), electronic tablets, smart phones, and other consumer-oriented devices as well as equipment for processing flexible substrates. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display and Adjacent Markets industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high resolution displays for mobile devices as well as new form factors, including thin, light, curved and flexible displays, and new applications such as augmented and virtual reality. The Display and Adjacent Markets segment offers a variety of technologies and products, including:

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
TopBeam, TopMet, TopCoil and SmartWeb Systems

Backlog
Applied manufactures systems to meet demand represented by order backlog and customer commitments. Backlog consisted of: (1) orders for which written authorizations have been accepted, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees.
Backlog by reportable segment as of October 27, 2019 and October 28, 2018 was as follows:

	2019		2018

	(In millions, except percentages)
Semiconductor Systems	$2,925	45%	$2,479	41%
Applied Global Services	2,073	32%	1,751	29%
Display and Adjacent Markets	1,453	23%	1,836	30%
Corporate and Other	22	—%	26	—%
Total	$6,473	100%	$6,092	100%
Of the total backlog as of October 27, 2019, approximately 12% is not reasonably expected to be filled within the next 12 months.
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
Manufacturing, Raw Materials and Supplies
Applied’s worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including Germany, Israel, Italy, Singapore, Taiwan, the United States and other countries in Asia. Applied uses qualified vendors, including contract manufacturers, to supply parts, services and product support.
Although Applied makes reasonable efforts to assure that parts are available from multiple qualified suppliers, this is not always possible. Accordingly, some key parts may be obtained from only a qualified single supplier or a limited group of qualified suppliers. Applied seeks to reduce costs and to lower the risks of manufacturing and service interruptions by selecting and qualifying alternate suppliers for parts; monitoring the financial condition of key suppliers; maintaining appropriate inventories of parts; qualifying new parts on a timely basis; and ensuring quality and performance of parts.
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
Applied has operations in many countries, with some of its business activities concentrated in certain geographic areas, and global and regional economic conditions can impact the company’s business and financial results. Applied’s business is based on capital equipment investments by major semiconductor, display and other manufacturers, and is subject to significant variability in customer demand for Applied’s products. Customers’ expenditures depend on many factors, including: general economic conditions; anticipated market demand and pricing for semiconductors, display technologies and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; and government policies and incentives. In addition, a significant driver in the semiconductor and display industries has been end-demand for mobile consumer products, which has been characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied’s business.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 16 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments.

	2019	2018	2017
Samsung Electronics Co., Ltd.	*	13%	23%
Taiwan Semiconductor Manufacturing Company Limited	14%	*	16%
Intel Corporation	12%	11%	*
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

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 13,300 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
The most recent report on Applied’s environmental, health and safety activities can be found in Applied’s latest Corporate Social Responsibility (CSR) Report on its website at http://www.appliedmaterials.com//files/2018_csr.pdf. The CSR Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.
Employees
At October 27, 2019, Applied employed approximately 22,000 regular employees. In the high-technology industry, competition for highly-skilled employees is intense. Applied believes that its future success is highly dependent upon its continued ability to attract, retain and motivate qualified employees.

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
(1)Mr. Dickerson, age 62, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Dr. Addiego, age 60, has been Senior Vice President, Engineering, Operations and Quality since June 2015. He served as Senior Vice President, Engineering from March 2014 to June 2015. He previously worked at Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Facilities and Real Estate, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a public company listed on Nasdaq and a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President of Corporate Global Operations responsible for Central Engineering, Facilities, Real Estate, Human Resources and Information Technology, and as Chief Administrative Officer.
(3)Mr. Durn, age 53, has been Senior Vice President and Chief Financial Officer of Applied since August 2017. Previously, Mr. Durn was Executive Vice President and Chief Financial Officer of NXP Semiconductors N.V., a semiconductor manufacturer (NXP), from December 2015 to August 2017. Mr. Durn served as Senior Vice President of Finance and Chief Financial Officer of Freescale Semiconductor, Inc., from June 2014 until its merger with NXP in December 2015. Prior to Freescale, Mr. Durn was Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a semiconductor foundry, which he joined in December 2011.
(4)Mr. Ghanayem, age 54, has been Senior Vice President, New Markets and Alliances Group of Applied since November 2017.  He has served in various senior management, product development and operational roles since joining Applied in 1989, including Group Vice President and General Manager of the Transistor and Interconnect Group.
(5)Mr. Larkins, age 58, has been Senior Vice President, General Counsel of Applied since November 2012 and was Corporate Secretary from November 2012 to March 2018. Previously, Mr. Larkins was employed by Honeywell International Inc., a diversified global technology and manufacturing company, where he was Vice President, Corporate Secretary and Deputy General Counsel from 2002 until joining Applied.  Mr. Larkins served in various other positions at Honeywell (formerly AlliedSignal) after joining the company in 1997.
(6)Dr. Nalamasu, age 61, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

(7)Dr. Raja, age 57, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017.  He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.
(8)Mr. Salehpour, age 58, has been Senior Vice President, Services, Display and Flexible Technology since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager, and worked for 10 years in senior management positions at Schlumberger Test Systems.
(9)Mr. Read, age 53, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
As a supplier to the global semiconductor and display and related industries, Applied is subject to variable industry conditions, since demand for manufacturing equipment and services can change depending on several factors, including the nature and timing of technology inflections and advances in fabrication processes, the timing and requirements of new and emerging technologies and market drivers, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, consumer buying patterns and general economic conditions. Applied’s industries historically have been cyclical, and are subject to volatility and sudden changes in customer requirements for new manufacturing capacity and advanced technology. These changes can affect the timing and amounts of customer investments in technology and manufacturing equipment and can have a significant impact on Applied’s net sales, operating expenses, gross margins and net income. The amount and mix of capital equipment spending between different products and technologies can have a significant impact on the Company’s results of operations.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2019, approximately 87 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•global trade issues and changes in and uncertainties with respect to trade policies, including the ability to obtain required import and export licenses, trade sanctions, tariffs, and international trade disputes;
•customer- or government-supported efforts to influence Applied to conduct more of its operations and sourcing in a particular country, such as Korea and China;
•variations among, and changes in, local, regional, national or international laws and regulations, including contract, intellectual property, cybersecurity, data privacy, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;
•ineffective or inadequate legal protection of intellectual property rights in certain countries;
•positions taken by governmental agencies regarding possible national commercial and/or security issues posed by international business operations;
•fluctuating raw material, commodity, energy and shipping costs;
•delays or restrictions in shipping materials or finished products between countries;
•geographically diverse operations and projects, and our ability to maintain appropriate business processes, procedures and internal controls, and comply with environmental, health and safety, anti-corruption and other regulatory requirements;

•supply chain interruptions, and service interruptions from utilities, transportation, data hosting or telecommunications providers, or other events beyond our control;
•failure to effectively manage a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, and differing employment practices and labor issues;
•variations in the ability to develop relationships with local customers, suppliers and governments;
•fluctuations in interest rates and currency exchange rates, including the relative strength or weakness of the U.S. dollar against the Japanese yen, Israeli shekel, euro, Taiwanese dollar, Singapore dollar, Chinese yuan or Korean won;
•the need to provide sufficient levels of technical support in different locations around the world;
•performance of third party providers of outsourced functions, including certain engineering, software development, manufacturing, information technology and other activities;
•political instability, natural disasters, pandemics, social unrest, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;
•challenges in hiring and integration of an increasing number of workers in new countries;
•the increasing need for a mobile workforce to work in or travel to different regions; and
•uncertainties with respect to economic growth rates in various countries, including for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could have an adverse impact on our operations.
We sell a significant majority of our products into countries outside of the United States including China, Taiwan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. The United States and other countries have imposed and may continue to impose trade restrictions, and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
Applied’s customer base is highly concentrated, and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.
Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.
The global semiconductor, display and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and the profitability of Applied’s products and its consolidated results of operations, including:
•the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and on demand for Applied’s products;
•increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;
•trade, regulatory or tax policies impacting the timing of customers’ investment in new or expanded fabrication plants;
•differences in growth rates among the semiconductor, display and other industries in which Applied operates;
•the increasing importance of establishing, improving and maintaining strong relationships with customers;
•the increasing cost and complexity for customers to move from product design to volume manufacturing, which may slow the adoption rate of new manufacturing technology;
•the need for customers to continually reduce the total cost of manufacturing system ownership;
•the heightened importance to customers of system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;
•manufacturers’ ability to reconfigure and re-use fabrication systems which can reduce demand for new equipment;

•the increasing importance of, and difficulties in, developing products with sufficient differentiation to influence customers’ purchasing decisions;
•requirements for shorter cycle times for the development, manufacture and installation of manufacturing equipment;
•price and performance trends for semiconductor devices and displays, and the corresponding effect on demand for such products;
•the increasing importance of the availability of spare parts to maximize the time that customers’ systems are available for production;
•the increasing role for and complexity of software in Applied products; and
•the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.
Applied is exposed to risks as a result of ongoing changes specific to the semiconductor industry.
The largest proportion of Applied’s consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s semiconductor manufacturing equipment and service products, including:
•the increasing frequency and complexity of technology transitions and inflections, and Applied’s ability to timely and effectively anticipate and adapt to these changes;
•the increasing cost of research and development due to many factors, including shrinking geometries, the use of new materials, new and more complex device structures, more applications and process steps, increasing chip design costs, and the increasing cost and complexity of integrated manufacturing processes;
•the need to reduce product development time, despite the increasing difficulty of technical challenges;
•the growing number of types and varieties of semiconductors and number of applications across multiple substrate sizes;
•the increasing cost and complexity for semiconductor manufacturers to move more technically advanced capability and smaller geometries to volume manufacturing, and the resulting impact on the rates of technology transition and investment in capital equipment;
•challenges in generating organic growth given semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that Applied does not serve, such as lithography, or segments where Applied’s products have lower relative market presence;
•the importance of increasing market positions in segments with growing demand;
•semiconductor manufacturer’s ability to reconfigure and re-use equipment, and the resulting effect on their need to purchase new equipment and services;
•shorter cycle times between order placements by customers and product shipment require greater reliance on forecasting of customer investment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;
•competitive factors that make it difficult to enhance position, including challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;
•consolidation in the semiconductor industry, including among semiconductor manufacturers and among manufacturing equipment suppliers;
•shifts in sourcing strategies by computer and electronics companies, and manufacturing processes for advanced circuit technologies, that impact the equipment requirements of Applied’s foundry customers;
•the concentration of new wafer starts in Korea and Taiwan, where Applied’s service penetration and service-revenue-per-wafer-start have been lower than in other regions;
•investment in semiconductor manufacturing capabilities in China, which may be affected by changes in economic conditions and governmental policies in China and the United States;
•the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; and

•the growing importance of specialty markets (such as Internet of Things, communications, automotive, power and sensors) that use mature process technologies and have a low barrier to entry.
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
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of Applied’s display products and services, including:
•the importance of new types of display technologies, such as organic light-emitting diode (OLED), low temperature polysilicon (LTPS) and metal oxide transistor backplanes, flexible displays, and new touch panel films;
•the increasing cost of research and development, and complexity of technology transitions and inflections, and Applied’s ability to timely and effectively anticipate and adapt to these changes;
•the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in local economic conditions and governmental policies in China, particularly in Asia and the United States;
•the importance of increasing market positions in products and technologies with growing demand;
•the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and
•fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
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
Applied operates in a highly competitive environment in which innovation is critical, and its future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of its equipment, services and related products, and its ability to increase its position in its current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment, and that may require greater collaboration with customers and other industry participants, have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and lower profits, and may have unforeseen product design or manufacturing defects. To compete successfully, Applied must:
•identify and address technology inflections, market changes, competitor innovations, new applications, customer requirements and end-use demand in a timely and effective manner;
•develop new products and disruptive technologies, improve and develop new applications for existing products, and adapt products for use by customers in different applications and markets with varying technical requirements;
•differentiate its products from those of competitors, meet customers’ performance specifications, appropriately price products, and achieve market acceptance;
•maintain operating flexibility to enable responses to changing markets, applications, customers and customer requirements;
•enhance its worldwide operations across its businesses to reduce cycle time, enable continuous quality improvement, reduce costs, and enhance design for manufacturability and serviceability;

•focus on product development and sales and marketing strategies that address customers’ high value problems and strengthen customer relationships;
•effectively allocate resources between its existing products and markets, the development of new products, and expanding into new and adjacent markets;
•improve the productivity of capital invested in R&D activities;
•accurately forecast demand, work with suppliers and meet production schedules for its products;
•improve its manufacturing processes and achieve cost efficiencies across product offerings;
•adapt to changes in value offered by companies in different parts of the supply chain;
•qualify products for evaluation and volume manufacturing with its customers; and
•implement changes in its design engineering methodology to reduce material costs and cycle time, increase commonality of platforms and types of parts used in different systems, and improve product life cycle management.
If Applied does not successfully anticipate technology inflections, develop and commercialize new products and technologies, and respond to changes in customer requirements and market trends, its business performance and results of operations may be adversely impacted.
Applied is exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.
Applied engages in acquisitions of or investments in companies, technologies or products in existing, related or new markets for Applied. Business combinations, acquisitions and investments , such as the proposed acquisition of Kokusai Electric, involve numerous risks to Applied’s business, financial condition and operating results, including but not limited to:
•inability to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation or other disputes, and any ensuing obligation to pay a termination fee (which, in the case of the stock purchase agreement related to the proposed acquisition of Kokusai Electric, Applied will be obligated to pay in the amount of $154 million if such agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals);
•diversion of management’s attention and disruption of ongoing businesses;
•the failure to realize expected revenues, gross and operating margins, net income and other returns from acquired businesses;
•requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and restrictions on the conduct of Applied’s existing business or the acquired business;
•following completion of acquisitions, ineffective integration of businesses, operations, systems, technologies, products or employees, changes in laws or regulations, including tax laws, or other factors, may impact the ability to realize anticipated synergies or other benefits;
•failure to commercialize technologies from acquired businesses or developed through strategic investments;
•dependence on unfamiliar supply chains or relatively small supply partners;
•inability to capitalize on characteristics of new markets that may be significantly different from Applied’s existing markets and where competitors may have stronger market positions and customer relationships;
•failure to retain and motivate key employees of acquired businesses;
•the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;
•potential changes in Applied’s credit rating, which could adversely impact the Company’s access to and cost of capital;
•reductions in cash balances or increases in debt obligations to finance activities associated with a transaction, which increase interest expense, and reductions in cash balances, which reduce the availability of cash flow for general corporate or other purposes, including share repurchases and dividends;

•exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where Applied has not historically conducted business;
•challenges associated with managing new, more diverse and more widespread operations, projects and people;
•inability to obtain and protect intellectual property rights in key technologies;
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, cybersecurity, privacy policies and procedures, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;
•impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;
•the risk of litigation or claims associated with a proposed or completed transaction;
•unknown, underestimated or undisclosed commitments or liabilities; and
•the inappropriate scale of acquired entities’ critical resources or facilities for business needs.
Applied also makes strategic investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with strategic partners. In addition, new legislation, additional regulations or global economic or political conditions may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. The risks to Applied’s strategic investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.
Applied continually assesses the strategic fit of its businesses and may from time to time seek to divest portions of its business that are not deemed to fit with its strategic plan. Divestitures involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility, and a $2.0 billion term loan facility to finance in part its planned acquisition of Kokusai Electric. While no amounts were outstanding under either credit agreement as of October 27, 2019, Applied may borrow amounts in the future under either or both of these agreements. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
Applied is exposed to risks associated with expanding into new and related markets and industries.
As part of its growth strategy, Applied must successfully expand into related or new markets and industries, either with its existing products or with new products developed internally, or those developed in collaboration with third parties, or obtained through acquisitions. Applied’s ability to successfully expand its business into new and related markets and industries may be adversely affected by a number of factors, including:
•the need to devote additional resources to develop new products for, and operate in, new markets;
•the need to develop new sales and technical marketing strategies, cultivate relationships with new customers and meet different customer service requirements;
•differing rates of profitability and growth among multiple businesses;
•Applied’s ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;
•the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;
•the adoption of new business models, business processes and systems;
•the complexity of entering into and effectively managing strategic alliances or partnering opportunities;
•new materials, processes and technologies;
•the need to attract, motivate and retain employees with skills and expertise in these new areas;
•new and more diverse customers and suppliers, including some with limited operating histories, uncertain or limited funding, evolving business models or locations in regions where Applied does not have, or has limited, operations;
•new or different competitors with potentially more financial or other resources, industry experience and established customer relationships;
•entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices;
•third parties’ intellectual property rights; and
•the need to comply with, or work to establish, industry standards and practices.
In addition, Applied from time to time receives funding from United States and other government agencies for certain strategic development programs to increase its research and development resources and address new market opportunities. As a condition to this government funding, Applied is often subject to certain record-keeping, audit, intellectual property rights-sharing and/or other obligations.

Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect Applied’s ability to meet customer demand lead to higher costs, or result in excess or obsolete inventory.
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, including components and subassemblies, from suppliers, including contract manufacturers. The inability to timely obtain sufficient quantities of parts can have an adverse impact on Applied’s manufacturing operations and ability to meet customer demand for equipment, spares and services. Some key parts are subject to long lead-times or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Variable industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. These conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of materials;
•difficulties or delays in obtaining required import or export approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate employees with key skills and experience. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing global competition for talent, the availability of qualified employees in the local and global markets, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.

Applied is exposed to various risks related to protection and enforcement of intellectual property rights.
Applied’s success depends in significant part on the protection of its patents, trade secrets, copyrights and other intellectual property rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Policing any unauthorized use of intellectual property is difficult and costly and Applied cannot be certain that the measures it has implemented will prevent misuse. Applied’s ability to enforce its intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If Applied seeks to enforce its intellectual property rights, it may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against Applied, which could have a negative impact on its business. If Applied is unable to enforce and protect intellectual property rights, or if they are circumvented, invalidated, rendered obsolete by the rapid pace of technological change, it could have an adverse impact on its competitive position and business. In addition, changes in intellectual property laws or their interpretation may impact Applied’s ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications and enforcement or defense of issued patents, and diminish the value of Applied’s intellectual property.
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
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification, product warranty or has other obligations related to claims made against such customers by third parties.
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
Applied is subject to risks associated with environmental, health and safety regulations.
Applied is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipment or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Applied could be required to alter its manufacturing and operations and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Applied to significant costs and liabilities that could adversely affect Applied’s business, financial condition and results of operations.
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

Item 1B:      Unresolved Staff Comments
None.

Item 2:      Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	4,317	2,470	6,787
Leased	1,222	1,527	2,749
Total	5,539	3,997	9,536
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

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 6, 2019, there were 2,859 registered holders of Applied common stock. Information regarding quarterly cash dividends declared on Applied Materials’s common stock during fiscal 2019, 2018 and 2017 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 26, 2014 through October 27, 2019. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index, the RDG Semiconductor Composite Index and the PHLX Semiconductor Index over the same period. In addition to the RDG Semiconductor Composite Index, Applied has added the PHLX Semiconductor Index, which Applied believes better represents overall semiconductor industry performance. The comparison assumes $100 was invested on October 26, 2014 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Materials, Inc., the S&P 500 Index,
the RDG Semiconductor Composite Index and the PHLX Semiconductor Index

*Assumes $100 invested on 10/26/14 in stock or 10/31/14 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2019 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/26/2014	10/25/2015	10/30/2016	10/29/2017	10/28/2018	10/27/2019
Applied Materials	100.00	79.87	141.85	283.52	163.81	287.88
S&P 500 Index	100.00	105.20	109.94	135.93	145.91	166.81
RDG Semiconductor Composite Index	100.00	97.22	119.39	179.70	171.36	222.46
PHLX Semiconductor Index	100.00	105.26	133.38	210.24	201.66	282.62

Issuer Purchases of Equity Securities
The following table provides information as of October 27, 2019 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2019 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(July 29, 2019 to August 25, 2019)	2.5	$47.33	$119	2.5	$2,305
Month #2
(August 26, 2019 to September 22, 2019)	3.3	$49.47	166	3.3	$2,139
Month #3
(September 23, 2019 to October 27, 2019)	4.2	$51.45	215	4.2	$1,924
Total	10.0	$49.76	$500	10.0

Item 6:  Selected Financial Data
Applied adopted the authoritative guidance related to revenue recognition in the first quarter of fiscal 2019 using the full retrospective method. Applied also adopted authoritative guidance related to retirement benefits in the first quarter of fiscal 2019 using the retrospective method. The adoption of these guidance required restating fiscal years 2018 and 2017 results as presented below.
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2019	2018	2017	2016	2015

	(In millions, except percentages and per share amounts)
Net sales	$14,608	$16,705	$14,698	$10,825	$9,659
Gross profit	$6,386	$7,517	$6,612	$4,511	$3,952
Gross margin	43.7%	45.0%	45.0%	41.7%	40.9%
Research, development and engineering	$2,054	$2,022	$1,781	$1,540	$1,451
Operating income	$3,350	$4,491	$3,936	$2,152	$1,693
Operating margin	22.9%	26.9%	26.8%	19.9%	17.5%
Income before income taxes	$3,269	$4,396	$3,816	$2,013	$1,598
Net income	$2,706	$3,038	$3,519	$1,721	$1,377
Earnings per diluted share	$2.86	$2.96	$3.25	$1.54	$1.12
Long-term debt	$4,713	$5,309	$5,304	$3,125	$3,342
Cash dividends declared per common share	$0.83	$0.70	$0.40	$0.40	$0.40
Total assets	$19,024	$17,633	$19,190	$14,570	$15,308

(1)Each fiscal year ended on the last Sunday in October. Fiscal 2019, 2018, 2017, and 2015 each contained 52 weeks, and fiscal 2016 contained 53 weeks.

Item 7:      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

•Overview: a summary of Applied’s business and measurements
•Results of Operations: a discussion of operating results
•Segment Information: a discussion of segment operating results
•Recent Accounting Pronouncements: a discussion of new accounting pronouncements and its impact to Applied’s consolidated financial statements
•Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates: a discussion of critical accounting policies that require the exercise of judgments and estimates
•Non-GAAP Adjusted Results: a presentation of results reconciling GAAP to non-GAAP adjusted measures
Overview
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
Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. Spending by semiconductor customers, which include companies that operate in the foundry, logic and memory markets, is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, augmented and virtual reality, the Internet of Things and smart vehicles are also creating new opportunities for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Demand for display manufacturing equipment spending depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices, and investments in new types of display technologies. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and the timing of capacity expansion to meet end-market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.

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
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

	(In millions, except per share amounts and percentages)
Net sales	$14,608	$16,705	$14,698	$(2,097)	$2,007
Gross margin	43.7%	45.0%	45.0%	(1.3) points	— points
Operating income	$3,350	$4,491	$3,936	$(1,141)	$555
Operating margin	22.9%	26.9%	26.8%	(4.0) points	0.1 points
Net income	$2,706	$3,038	$3,519	$(332)	$(481)
Earnings per diluted share	$2.86	$2.96	$3.25	$(0.10)	$(0.29)

Fiscal 2019, 2018 and 2017 each contained 52 weeks.
Fiscal 2018 included a one-time expense related to the enactment of U.S. income tax law that reduced diluted earnings per share by $1.08.
Customer investments in semiconductor and display manufacturing equipment and services continued to be the primary contributor of revenue during fiscal 2019. Semiconductor equipment customers continued to make strategic investments in new technology transitions. Spending by memory customers, compared to fiscal 2018, was lower as they delayed new capacity additions and lowered their fab utilization rates in response to excess industry supply and inventory levels. Foundry and logic spending increased year-over-year led by customer investments in both advanced and mature foundry-logic nodes. Overall semiconductor systems revenue for fiscal 2019 decreased as compared to the prior year. Despite the overall wafer fab equipment market being down in 2019, Applied saw modest growth in its services business as compared to the prior year. This was driven by an increase in the installed base of equipment and continued growth in revenues from long-term service agreements, offset by a weaker demand for transactional spares due to lower memory fab utilization. Applied’s display and adjacent markets revenue declined during fiscal 2019 due to weak demand for display manufacturing equipment for mobile products and TVs.

Results of Operations

Net Sales
Net sales for the periods indicated were as follows:

							Change
	2019		2018		2017		2019 over 2018	2018 over 2017

	(In millions, except percentages)
Semiconductor Systems	$9,027	62%	$10,577	63%	9,544	65%	(15)%	11%
Applied Global Services	3,854	26%	3,754	22%	3,014	20%	3%	25%
Display and Adjacent Markets	1,651	11%	2,298	14%	2,042	14%	(28)%	13%
Corporate and Other	76	1%	76	1%	98	1%	—%	(22)%
Total	$14,608	100%	$16,705	100%	$14,698	100%	(13)%	14%
Net sales in fiscal 2019 compared to fiscal 2018 decreased primarily due to decreased customer investments in semiconductor and display manufacturing equipment. Net sales in fiscal 2018 compared to fiscal 2017 increased due to increased customer investments across all segments. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2019		2018		2017		2019 over 2018	2018 over 2017

	(In millions, except percentages)
China	$4,277	29%	$5,047	30%	$2,758	19%	(15)%	83%
Korea	1,929	13%	3,539	21%	4,087	28%	(45)%	(13)%
Taiwan	2,965	20%	2,504	15%	3,369	23%	18%	(26)%
Japan	2,198	15%	2,396	14%	1,519	10%	(8)%	58%
Southeast Asia	548	4%	797	5%	625	4%	(31)%	28%
Asia Pacific	11,917	81%	14,283	85%	12,358	84%	(17)%	16%
United States	1,871	13%	1,413	9%	1,512	10%	32%	(7)%
Europe	820	6%	1,009	6%	828	6%	(19)%	22%
Total	$14,608	100%	$16,705	100%	$14,698	100%	(13)%	14%
The changes in net sales in all regions in fiscal 2019 compared to fiscal 2018 primarily reflected changes in semiconductor and display manufacturing equipment spending and customer and product mix. The increase in net sales to customers in Taiwan and United States for fiscal 2019 compared the prior year was primarily due to increased investments in semiconductor manufacturing equipment. The decrease in net sales to customers in all other regions for fiscal 2019 compared to fiscal 2018 primarily reflected a decrease in investments in semiconductor and display manufacturing equipment.
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

Gross Margin
Gross margins for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

Gross margin	43.7%	45.0%	45.0%	(1.3) points	— points
Gross margin in fiscal 2019 decreased compared to fiscal 2018, primarily due to the decrease in net sales and unfavorable changes in customer and product mix. Gross margin in fiscal 2018 remained flat compared to fiscal 2017.
Gross margin during fiscal 2019, 2018 and 2017 included $89 million, $87 million and $69 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

	(In millions)
Research, development and engineering	$2,054	$2,022	$1,781	$32	$241
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
Applied continued its RD&E investments across Semiconductor Systems and Display and Adjacent Markets on the development of new unit process systems and integrated materials solutions. Areas of investment include etch, inspection, patterning and other technologies to improve chip performance, power, area and cost. In Display and Adjacent Markets, RD&E investments were focused on expanding the company’s market opportunity with new display technologies.
RD&E expenses increased slightly in fiscal 2019 compared to the prior year and increased in fiscal 2018 compared to fiscal 2017, primarily due to additional headcount and increased research and development spending in Semiconductor Systems and Display and Adjacent Market segments. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expense during fiscal 2019, 2018 and 2017 included $99 million, $96 million and $83 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

	(In millions)
Marketing and selling	$521	$521	$457	$—	$64
Marketing and selling expenses remained flat in fiscal 2019 compared to fiscal 2018. Marketing and selling expenses increased in fiscal 2018 compared to fiscal 2017 primarily due to additional headcount.
Marketing and selling expenses for fiscal years 2019, 2018 and 2017 included $31 million, $31 million and $28 million, respectively, of share-based compensation expense.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

	(In millions)
General and administrative	$461	$483	$438	$(22)	$45
General and administrative expenses in fiscal 2019 decreased slightly compared to fiscal 2018 primarily due to lower variable compensation expenses. General and administrative expenses in fiscal 2018 increased compared to fiscal 2017 primarily due to additional headcount and unfavorable impact from foreign exchange fluctuation, partially offset by lower variable compensation expense.
G&A expenses during fiscal 2019, 2018 and 2017 included $44 million, $44 million and $40 million, respectively, of share-based compensation expense.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018	2018 over 2017

	(In millions)
Interest expense	$237	$234	$198	$3	$36
Interest and other income, net	$156	$139	$78	$17	$61
Interest expenses incurred were primarily associated with the senior unsecured notes. Interest expense in fiscal 2019 remained relatively flat compared to the prior year. Interest expense increased slightly in fiscal 2018 compared to fiscal 2017 due to the issuance of senior unsecured notes in March 2017.
Interest and other income, net primarily includes interest earned on cash and investments, realized gains or losses on sales of securities and impairment of strategic investments. Effective the first quarter of fiscal 2019, unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect. Interest and other income, net in fiscal 2019 increased compared to fiscal 2018 primarily driven by unrealized gains on equity investment securities. Interest and other income, net in fiscal 2018 increased compared to fiscal 2017 primarily driven by realized gains on sales of securities and higher interest income from investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017

	(In millions, except percentages)
Provision for income taxes	$563	$1,358	$297	$(795)		$1,061
Effective income tax rate	17.2%	30.9%	7.8%	(13.7)	points	23.1	points
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
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy may be selected to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.
Applied’s effective tax rate for fiscal 2019 was lower than fiscal 2018 primarily due to tax expense of $1.1 billion in fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for fiscal 2019 was higher than fiscal 2018 primarily due to certain provisions in the Tax Act becoming effective in fiscal 2019, tax expense of $87 million in fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in fiscal 2019 being $42 million less than the prior fiscal year.
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
Customer investments in semiconductor manufacturing equipment continued to be the primary contributor of Applied’s revenue during fiscal 2019. Semiconductor equipment customers continued to make strategic investments in new technology transitions. Spending by memory customers, compared to fiscal 2018, was lower as they delayed new capacity additions and lowered their fab utilization rates in response to excess industry supply and inventory levels. Foundry and logic spending increased year-over-year led by customer investments in both advanced and mature foundry-logic nodes. Overall semiconductor systems revenue for fiscal 2019 decreased as compared to the prior year.
Certain significant measures for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017

	(In millions, except percentages and ratios)
Net sales	$9,027	$10,577	$9,544	$(1,550)	(15)%	$1,033	11%
Operating income	$2,464	$3,441	$3,177	$(977)	(28)%	$264	8%
Operating margin	27.3%	32.5%	33.3%		(5.2) points		(0.8) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2019	2018	2017

Foundry, logic and other	52%	36%	51%
Dynamic random-access memory (DRAM)	22%	27%	15%
Flash memory	26%	37%	34%
	100%	100%	100%
Net sales for fiscal 2019 decreased compared to fiscal 2018 primarily due to lower spending from memory customers, partially offset by increased spending from foundry, logic and other customers. Operating margin for fiscal 2019 decreased compared to the prior year, primarily reflecting lower net sales, unfavorable changes in customer and product mix. Five customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 65 percent of this segment’s net sales for fiscal 2019.
Net sales for fiscal 2018 increased compared to fiscal 2017 primarily due to higher spending from memory customers, partially offset by lower spending from foundry, logic and other customers. Although operating margin remained flat, operating income for fiscal 2018 increased compared to fiscal 2017 primarily due to favorable changes in product mix and higher net sales, partially offset by higher RD&E expenses.

The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of past three fiscal years:

							Change
	2019		2018		2017		2019 over 2018		2018 over 2017

	(In millions, except percentages)
Korea	$1,435	16%	$2,883	27%	$2,955	31%	$(1,448)	(50)%	$(72)	(2)%
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
Certain significant measures for the periods indicated were as follows:

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017

	(In millions, except percentages and ratios)
Net sales	$3,854	$3,754	$3,014	$100	3%	$740	25%
Operating income	$1,101	$1,102	$817	$(1)	—%	$285	35%
Operating margin	28.6%	29.4%	27.1%		(0.8) points		2.3 points
Net sales increased slightly in fiscal 2019 compared to the prior year primarily due to higher customer spending for comprehensive service agreements and legacy systems, partially offset by lower customer spending on semiconductor spares. Net sales increased in fiscal 2018 compared to fiscal 2017 primarily due to higher customer spending for spares and services. In fiscal 2019, two customers each accounted for at least 10 percent of this segment’s net sales.
Operating income for fiscal 2019 remained flat compared to the prior year primarily due to higher net sales, partially offset by higher expenses related to an increase in headcount. Operating margin for fiscal 2019 decreased slightly compared to fiscal 2018 primarily due to an increase in headcount to support revenue growth. Operating income and operating margin for fiscal 2018 increased compared to the fiscal 2017, reflecting higher net sales partially offset by increased headcount to support business growth.
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
The market environment for Applied's Display and Adjacent Markets segment in fiscal 2019 was characterized by weak demand for display manufacturing equipment for mobile products and TVs, compared to fiscal 2018. In addition, uneven demand patterns in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

				Change
	2019	2018	2017	2019 over 2018		2018 over 2017

	(In millions, except percentages and ratios)
Net sales	$1,651	$2,298	$2,042	$(647)	(28)%	$256	13%
Operating income	$294	$574	$585	$(280)	(49)%	$(11)	(2)%
Operating margin	17.8%	25.0%	28.6%		(7.2) points		(3.6) points
Net sales for fiscal 2019 decreased compared to fiscal 2018 primarily due to lower customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for fiscal 2019 decreased compared to fiscal 2018, reflecting lower net sales and unfavorable changes in customer and product mix. Four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 68 percent of net sales for this segment in fiscal 2019.
Net sales for fiscal 2018 increased compared to fiscal 2017 primarily due to higher customer investments in TV display manufacturing equipment. Operating income and operating margin for fiscal 2018 decreased slightly compared fiscal 2017, primarily due to higher RD&E spending and unfavorable product mix, offset by higher net sales.
The following regions accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

							Change
	2019		2018		2017		2019 over 2018		2018 over 2017

	(In millions, except percentages)
China	$1,469	89%	$1,957	85%	$978	48%	$(488)	(25)%	$979	100%
Korea	$55	3%	$151	7%	$791	39%	$(96)	(64)%	$(640)	(81)%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 27, 2019	October 28, 2018

	(In millions)
Cash and cash equivalents	$3,129	$3,440
Short-term investments	489	590
Long-term investments	1,703	1,568
Total cash, cash-equivalents and investments	$5,321	$5,598
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2019	2018	2017

	(In millions)
Cash provided by operating activities	$3,247	$3,787	$3,789
Cash provided by (used in) investing activities	$(443)	$571	$(2,526)
Cash provided by (used in) financing activities	$(3,115)	$(5,928)	$341
In March 2016, the Financial Accounting Standards Board issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including forfeitures, income tax, and classification on the statement of cash flows. Applied adopted this guidance in the first quarter of fiscal 2018. Upon adoption, Applied elected to apply the presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares retrospectively. Adopting this guidance increased cash provided by operating activities by $180 million with corresponding net decreases in cash provided by financing activities for fiscal 2017.
Operating Activities
Cash from operating activities for fiscal 2019 was $3.2 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided from operating activities in fiscal 2019 decreased compared to fiscal 2018 due to lower net income, cash collections, change in income taxes payable and higher payments to suppliers, offset by a decrease in inventories. Cash provided from operating activities remained flat from fiscal 2017 to fiscal 2018 due to the increase in income taxes payable, offset by lower deferred revenue and higher increase in accounts receivable.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.5 billion, $1.6 billion and $746 million of accounts receivable during fiscal 2019, 2018 and 2017, respectively. Applied discounted letters of credit issued by customers of $48 million and $37 million in fiscal 2019 and 2018, respectively. There was no discounting of promissory notes in each of fiscal 2019 and 2018. Applied did not discount letters of credit issued by customers or discount promissory notes during fiscal 2017.
Applied’s working capital was $5.8 billion at October 27, 2019 and $6.7 billion at October 28, 2018.
Days sales outstanding at the end of fiscal 2019, 2018 and 2017 was 61 days, 58 days, and 54 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding at the end of fiscal 2019 compared to the end of fiscal 2018 was primarily due to lower factoring of accounts receivable. The increase in days sales outstanding at the end of fiscal 2018 compared to the end of fiscal 2017 was primarily due to less favorable revenue linearity in fiscal 2018.

Investing Activities
Applied used $443 million and $2.5 billion of cash in investing activities in fiscal 2019 and 2017, respectively. Applied generated $571 million in cash from investing activities in fiscal 2018. Capital expenditures in fiscal 2019, 2018 and 2017 were $441 million, $622 million and $345 million, respectively. Capital expenditures in fiscal 2019 and 2018 were primarily for real property acquisitions and improvements in North America and Taiwan, as well as investments in demonstration, testing and laboratory tools. Capital expenditures in fiscal 2017 were primarily for demonstration and test equipment and laboratory tools in North America. Proceeds from sales and maturities of investments, net of purchase of investments were $26 million and $1.2 billion for fiscal 2019 and 2018, respectively. Purchases of investments, net of proceeds from sales and maturities of investments was $2.1 billion for fiscal 2017. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied used $3.1 billion of cash in financing activities in fiscal 2019, consisting primarily of repurchases of common stock of $2.4 billion, cash dividends to stockholders of $771 million and tax withholding payments for vested equity awards of $86 million, offset by proceeds from common stock issuances of $145 million.
Applied used $5.9 billion of cash in financing activities in fiscal 2018, consisting primarily of repurchases of common stock of $5.3 billion, cash dividends to stockholders of $605 million and tax withholding payments for vested equity awards of $164 million, offset by proceeds from common stock issuances of $124 million.
Applied generated $341 million of cash from financing activities in fiscal 2017, consisting primarily of net proceeds received from the issuance of senior unsecured notes of $2.2 billion, proceeds from common stock issuance of $97 million, partially offset by cash used for repurchases of common stock of $1.2 billion, cash dividends to stockholders of $430 million and debt repayments of $205 million.
In September 2017, Applied’s Board of Directors approved a common stock repurchase program authorizing up to $3.0 billion in repurchases. In February 2018, the Board of Directors approved a new common stock repurchase program authorizing up to an additional $6.0 billion in repurchases. At October 27, 2019, $1.9 billion remained available for future stock repurchases under this repurchase program.
During fiscal 2019, Applied's Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends of $0.21 per share. During fiscal 2018, Applied's Board of Directors declared one quarterly cash dividend of $0.10 per share and three quarterly cash dividends of $0.20 per share. During fiscal 2017, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.10 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance at October 27, 2019. Remaining credit facilities in the amount of approximately $74 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
In August 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the Share Purchase Agreement (SPA) are not consummated on or before June 30, 2020, which date may be extended by three months on two separate occasions if, on the applicable date, the only remaining conditions to closing relate to required regulatory approvals. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan.

No amounts were outstanding under any of these facilities at both October 27, 2019 and October 28, 2018, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 27, 2019 and October 28, 2018, Applied did not have any commercial paper outstanding, but may issue commercial paper notes under this program from time to time in the future.
In March 2017, Applied issued senior unsecured notes in the aggregate principal amount of $2.2 billion. Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of October 27, 2019. The indentures governing these notes include covenants with which Applied was in compliance at October 27, 2019. In May 2017, Applied completed the redemption of the entire outstanding $200 million in principal amount of senior notes due in October 2017. See Note 11 of Notes to Consolidated Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. For fiscal 2018, Applied realized tax expense of $1.1 billion associated with the Tax Act, primarily due to the transition tax. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of October 27, 2019, Applied has $938 million of total payments remaining, payable in installments in the next seven years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 27, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $76 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 27, 2019, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.
Applied also has operating leases for various facilities. Total rent expense for fiscal 2019, 2018 and 2017 was $51 million, $50 million and $34 million, respectively.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 27, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$5,350	$600	$750	$—	$4,000
Interest expense associated with debt obligations	2,918	219	374	342	1,983
Operating lease obligations	171	45	58	38	30
Income tax from change in U.S. tax laws[1]	938	82	163	234	459
Purchase obligations[2]	2,020	1,888	117	15	—
Other long-term liabilities[3,4]	20	—	2	2	16
Total	$11,417	$2,834	$1,464	$631	$6,488
______________________
1Represents the transition tax liability associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.
2Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.
3Other long-term liabilities in the table do not include pension, post-retirement and deferred compensation plans due to the uncertainty in the timing of future payments. Applied evaluates the need to make contributions to its pension and post-retirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, post-retirement benefit and deferred compensation plans is presented in Note 13, Employee Benefit Plans, of the consolidated financial statements.
4Applied’s other long-term liabilities in the Consolidated Balance Sheets include deferred income tax liabilities, gross unrecognized tax benefits and related gross interest and penalties. As of October 27, 2019, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $489 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 27, 2019 was $50 million. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; certain income tax items and other discrete adjustments. Additionally, fiscal 2019 and 2018 non-GAAP results exclude estimated discrete income tax expense items associated with recent U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2019	2018	2017

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$6,386	$7,517	$6,612
Certain items associated with acquisitions[1]	37	179	172
Non-GAAP adjusted gross profit	$6,423	$7,696	$6,784
Non-GAAP adjusted gross margin	44.0%	46.1%	46.2%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$3,350	$4,491	$3,936
Certain items associated with acquisitions[1]	55	197	191
Acquisition integration and deal costs	22	5	3
Other gains, losses or charges, net	—	—	(12)
Non-GAAP adjusted operating income	$3,427	$4,693	$4,118
Non-GAAP adjusted operating margin	23.5%	28.1%	28.0%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis[2]	$2,706	$3,038	$3,519
Certain items associated with acquisitions[1]	55	197	191
Acquisition integration and deal costs	22	5	3
Impairment (gain on sale) of strategic investments, net	(6)	(25)	(3)
Loss (gain) on strategic investments, net	(30)	—	—
Loss on early extinguishment of debt	—	—	5
Other gains, losses or charges, net	—	—	(12)
Income tax effect of changes in applicable U.S. tax laws[3]	(24)	1,112	—
Income tax effects related to amortization of intra-entity intangible asset transfers	62	—	—
Resolution of prior years’ income tax filings and other tax items	95	(26)	(79)
Income tax effect of non-GAAP adjustments[4]	(5)	(7)	(14)
Non-GAAP adjusted net income	$2,875	$4,294	$3,610

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Amounts for fiscal 2017 included the recognition of the previously unrecognized foreign tax credits.
3	Charges to income tax provision related to a one-time transition tax and a decrease in U.S. deferred tax assets as a result of the recent U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2019	2018	2017

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$2.86	$2.96	$3.25
Certain items associated with acquisitions	0.05	0.18	0.16
Acquisition integration and deal costs	0.02	—	—
Impairment (gain on sale) of strategic investments, net	—	(0.02)	—
Loss (gain) on strategic investments, net	(0.03)	—	—
Income tax effect of change in applicable U.S. tax laws	(0.03)	1.08	—
Income tax effects related to amortization of intra-entity intangible asset transfers	0.07	—	—
Other gains, losses or charges, net	—	—	(0.01)
Resolution of prior years’ income tax filings and other tax items	0.10	(0.02)	(0.07)
Non-GAAP adjusted earnings per diluted share	$3.04	$4.18	$3.33
Weighted average number of diluted shares	945	1,026	1,084

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2019	2018	2017

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$2,464	$3,441	$3,177
Certain items associated with acquisitions[1]	43	183	184
Non-GAAP adjusted operating income	$2,507	$3,624	$3,361
Non-GAAP adjusted operating margin	27.8%	34.3%	35.2%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,101	$1,102	$817
Certain items associated with acquisitions[1]	—	—	1
Acquisition integration costs	—	2	3
Non-GAAP adjusted operating income	$1,101	$1,104	$821
Non-GAAP adjusted operating margin	28.6%	29.4%	27.2%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$294	$574	$585
Certain items associated with acquisitions[1]	12	14	5
Acquisition integration costs	1	1	—
Non-GAAP adjusted operating income	$307	$589	$590
Non-GAAP adjusted operating margin	18.6%	25.6%	28.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.0 billion at October 27, 2019. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 27, 2019, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $29 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 27, 2019, the aggregate principal of long-term debt issued by Applied was $4.8 billion with an estimated fair values of $5.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $549 million at October 27, 2019.
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Applied enters into currency forward exchange and option contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions generally expected to occur within the next 24 months. Gains and losses on these contracts are generally recognized in income at the time that the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on currency forward exchange and option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject Applied to risks that would otherwise result from changes in currency exchange rates. Applied does not use derivative financial instruments for trading or speculative purposes.

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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 27, 2019.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 27, 2019.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2019, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 9B:      Other Information
None

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.
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

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 27, 2019:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	19	$15.06	77	(3)
Equity compensation plans not approved by security holders	—	$—	2	(4)
Total	19	$15.06	79

(1)Includes only options, restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 27, 2019.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 11 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 11 million shares, 1 million are subject to purchase during the purchase period in effect as of October 27, 2019.
(4)Includes 2 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 2 million shares, 1 million are subject to purchase during the purchase period in effect as of October 27, 2019.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates. The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 27, 2019, a total of 36 million shares have been authorized for issuance under the Offshore ESPP, and 2 million shares remain available for issuance.
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

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.

Item 14:      Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2020.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 27, 2019 and October 28, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 27, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 27, 2019 and October 28, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended October 27, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in note 1 to the consolidated financial statements, in 2019, the Company has changed its method of accounting for revenue due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and its method of accounting for intra-entity transfer of assets other than inventory due to the adoption of the Accounting Standards Update (ASU) No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of net realizable value adjustments to inventories for excess or obsolescence
As discussed in notes 1 and 8 to the consolidated financial statements, the Company has inventories with a carrying value of $3,474 million as of October 27, 2019. The Company adjusts inventory carrying value for estimated excess or obsolescence equal to the difference between cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

We identified the evaluation of net realizable value adjustments to inventories for excess or obsolescence as a critical audit matter. Evaluation of the Company’s estimates regarding forecasted sales and inventory consumption involved a high degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for determining net realizable value adjustments for inventory excess or obsolescence, including estimating forecasted sales and inventory consumption. We evaluated certain inventories for excess or obsolescence by comparing the Company’s sales and inventory consumption forecast to historical sales, historical inventory usage, known customer orders, and industry outlook reports. In addition, for certain inventories, we compared the Company’s historical estimates of net realizable value adjustments for excess and obsolescence to the actual physical inventory disposals to evaluate the Company’s ability to accurately estimate the net realizable value adjustments.
Evaluation of the fair value of the underlying intangible assets utilized to record the deferred tax asset
As discussed in note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-16 in the current year and upon adoption recorded a deferred tax asset of $1.6 billion related to the estimated income tax effects of an intra-entity transfer of intangible assets. The recorded deferred tax asset involves significant judgment in estimating the fair value of the underlying intangible assets that are subject to amortization for tax purposes.
We identified the evaluation of the fair value of the underlying intangible assets utilized to record the deferred tax asset as a critical audit matter. There was a high degree of subjectivity in evaluating the valuation methodology and assumptions utilized by the Company in estimating the fair value of the underlying intangible assets utilized to record the deferred tax asset. These assumptions included the fair value of the Company’s operating assets, discount rate and comparable company benchmark ratios utilized to calculate the portion of market value attributable to the intangible assets.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop the assumptions used in the valuation, including the fair value of the Company’s operating assets, the discount rate, and comparable company benchmark ratios. We evaluated the fair value of the Company’s operating assets by comparing it to the Company’s market capitalization, adjusted for the fair value of the Company’s nonoperating assets and debt. We evaluated the comparable company benchmark rate by assessing comparable companies used by the Company in developing the assumption and testing the benchmark rate based on observable market information. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•Evaluating the valuation methodology utilized by the Company
•Evaluating the discount rate by comparing it to a discount rate that was independently developed using observable market information.

/S/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 2004.
Santa Clara, California
December 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Applied Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Applied Materials, Inc. and subsidiaries' (the Company) internal control over financial reporting as of October 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 27, 2019 and October 28, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 27, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated December 13, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 13, 2019

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2019	2018	2017

Net sales	$14,608	$16,705	$14,698
Cost of products sold	8,222	9,188	8,086
Gross profit	6,386	7,517	6,612
Operating expenses:
Research, development and engineering	2,054	2,022	1,781
Marketing and selling	521	521	457
General and administrative	461	483	438
Total operating expenses	3,036	3,026	2,676
Income from operations	3,350	4,491	3,936
Interest expense	237	234	198
Interest and other income, net	156	139	78
Income before income taxes	3,269	4,396	3,816
Provision for income taxes	563	1,358	297
Net income	$2,706	$3,038	$3,519
Earnings per share:
Basic	$2.89	$3.00	$3.28
Diluted	$2.86	$2.96	$3.25
Weighted average number of shares:
Basic	937	1,013	1,073
Diluted	945	1,026	1,084

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2019	2018	2017

Net income	$2,706	$3,038	$3,519
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	21	(51)	23
Change in unrealized net loss on derivative instruments	(7)	4	7
Change in defined and postretirement benefit plans	(51)	(17)	21
Change in cumulative translation adjustments	(1)	—	—
Other comprehensive income (loss), net of tax	(38)	(64)	51
Comprehensive income	$2,668	$2,974	$3,570
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 27, 2019	October 28, 2018

ASSETS
Current assets:
Cash and cash equivalents	$3,129	$3,440
Short-term investments	489	590
Accounts receivable, net	2,533	2,323
Inventories	3,474	3,721
Other current assets	581	530
Total current assets	10,206	10,604
Long-term investments	1,703	1,568
Property, plant and equipment, net	1,529	1,407
Goodwill	3,399	3,368
Purchased technology and other intangible assets, net	156	213
Deferred income taxes and other assets	2,031	473
Total assets	$19,024	$17,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$600	$—
Accounts payable and accrued expenses	2,511	2,721
Contract liabilities	1,336	1,201
Total current liabilities	4,447	3,922
Long-term debt	4,713	5,309
Income taxes payable	1,275	1,254
Other liabilities	375	303
Total liabilities	10,810	10,788
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 916 and 967 shares outstanding at 2019 and 2018, respectively	9	10
Additional paid-in capital	7,595	7,274
Retained earnings	24,386	20,880
Treasury stock: 1,079 and 1,019 shares at 2019 and 2018, respectively	(23,596)	(21,194)
Accumulated other comprehensive loss	(180)	(125)
Total stockholders’ equity	8,214	6,845
Total liabilities and stockholders’ equity	$19,024	$17,633
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (b)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 30, 2016	1,078	$11	$6,809	$15,448	889	$(14,740)	$(115)	$7,413
Net income	—	—	—	3,519	—	—	—	3,519
Other comprehensive income, net of tax	—	—	—	—	—	—	51	51
Dividends	—	—	—	(428)	—	—	—	(428)
Share-based compensation	—	—	220	—	—	—	—	220
Issuance under stock plans, net of a tax benefit of $55 and other	10	—	27	—	—	—	—	27
Common stock repurchases	(28)	—	—	—	28	(1,172)	—	(1,172)
Balance at October 29, 2017	1,060	$11	$7,056	$18,539	917	$(15,912)	$(64)	$9,630
Adoption of new accounting standards (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	3,038	—	—	—	3,038
Other comprehensive loss, net of tax	—	—	—	—	—	—	(64)	(64)
Dividends	—	—	—	(694)	—	—	—	(694)
Share-based compensation	—	—	258	—	—	—	—	258
Issuance under stock plans	9	—	(40)	—	—	—	—	(40)
Common stock repurchases	(102)	(1)	—	—	102	(5,282)	—	(5,283)
Balance at October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standard (c)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	2,706	—	—	—	2,706
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Dividends	—	—	—	(770)	—	—	—	(770)
Share-based compensation	—	—	263	—	—	—	—	263
Issuance under stock plans	9	—	58	—	—	—	—	58
Common stock repurchases	(60)	(1)	—	—	60	(2,402)	—	(2,403)
Balance at October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(b) - Retained earnings balance as of October 30, 2016, October 29, 2017 and October 28, 2018 included increases of $196 million, $281 million and $6 million, respectively, related to the adoption of the standard related to revenue recognition.
(c) - Represents the adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. See Note 1.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2019	2018	2017

Cash flows from operating activities:
Net income	$2,706	$3,038	$3,519
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	363	457	407
Deferred income taxes	49	71	(12)
Other	(19)	4	(9)
Share-based compensation	263	258	220
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(207)	16	(37)
Inventories	248	(1,014)	(809)
Other current and non-current assets	(86)	(199)	(156)
Accounts payable and accrued expenses	(247)	170	371
Contract liabilities	135	75	133
Income taxes payable	44	886	121
Other liabilities	(2)	25	41
Cash provided by operating activities	3,247	3,787	3,789
Cash flows from investing activities:
Capital expenditures	(441)	(622)	(345)
Cash paid for acquisitions, net of cash acquired	(28)	(6)	(68)
Proceeds from sales and maturities of investments	1,940	3,276	2,743
Purchases of investments	(1,914)	(2,077)	(4,856)
Cash provided by (used in) investing activities	(443)	571	(2,526)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	—	2,176
Debt repayments	—	—	(205)
Proceeds from common stock issuances	145	124	97
Common stock repurchases	(2,403)	(5,283)	(1,172)
Tax withholding payments for vested equity awards	(86)	(164)	(125)
Payments of dividends to stockholders	(771)	(605)	(430)
Cash provided by (used in) financing activities	(3,115)	(5,928)	341
Increase (decrease) in cash and cash equivalents	(311)	(1,570)	1,604
Cash and cash equivalents — beginning of year	3,440	5,010	3,406
Cash and cash equivalents — end of year	$3,129	$3,440	$5,010
Supplemental cash flow information:
Cash payments for income taxes	$522	$300	$194
Cash refunds from income taxes	$22	$63	$61
Cash payments for interest	$219	$219	$186
See accompanying Notes to Consolidated Financial Statements.

Note 1      Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2019, 2018 and 2017 contained 52 weeks each. Each fiscal quarter of 2019, 2018 and 2017 contained 13 weeks.
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
Investments
All of Applied’s investments, except equity investments held in privately-held companies, are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are measured and recorded at fair value with changes in fair value recorded in the accompanying Consolidated Statements of Operations. Interest earned on cash and investments, as well as realized gains and losses on sale of securities, are included in interest and other income, net in the Consolidated Statements of Operations.
Equity investments without readily determinable fair value are measured at cost, less impairment, adjusted by observable price changes. Adjustments resulting from impairments and observable prices changes will be recorded in the Consolidated Statements of Operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Sales and Value Added Taxes
Taxes collected from customers and remitted to governmental authorities are presented on a net basis in the Consolidated Statements of Operations.
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
Foreign Currencies
As of October 27, 2019, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations as incurred.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition and retirement benefits impacted Applied’s Consolidated Statement of Operations for each of the fiscal years 2018 and 2017 as follows:

	2018				2017
	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Adjusted	As Previously Reported	Revenue Recognition Adjustment	Retirement Benefit Adjustment	As Restated
	(In millions, except per share amounts)

Net sales	$17,253	$(548)	$—	$16,705	$14,537	$161	$—	$14,698
Cost of products sold	$9,436	$(250)	$2	$9,188	$8,005	$76	$5	$8,086
Gross profit	$7,817	$(298)	$(2)	$7,517	$6,532	$85	$(5)	$6,612
Research, development and engineering	$2,019	$—	$3	$2,022	$1,774	$—	$7	$1,781
Marketing and selling	$521	$—	$—	$521	$456	$—	$1	$457
General and administrative	$481	$—	$2	$483	$434	$—	$4	$438
Interest and other income, net	$132	$—	$7	$139	$61	$—	$17	$78
Income before income taxes	$4,694	$(298)	$—	$4,396	$3,731	$85	$—	$3,816
Provision for income taxes	$1,381	$(23)	$—	$1,358	$297	$—	$—	$297
Net income	$3,313	$(275)	$—	$3,038	$3,434	$85	$—	$3,519
Earnings per share: basic	$3.27	$(0.27)	$—	$3.00	$3.20	$0.08	$—	$3.28
Earnings per share: diluted	$3.23	$(0.27)	$—	$2.96	$3.17	$0.08	$—	$3.25
Adoption of the retirement benefits standard did not have any impact on Applied’s Consolidated Balance Sheet or Consolidated Statement of Cash Flows.
Adoption of the standard related to revenue recognition impacted Applied’s Consolidated Balance Sheet at October 28, 2018 as follows:

	October 28, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Accounts receivable, net	$2,565	$(242)	$2,323
Inventories	$3,722	$(1)	$3,721
Other current assets	$430	$100	$530
Deferred income taxes and other assets	$470	$3	$473
Customer deposits and deferred revenue	$1,347	$(1,347)	$—
Contract liabilities	$—	$1,201	$1,201
Retained earnings	$20,874	$6	$20,880

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adoption of the revenue recognition standard did not impact cash provided by or used in investing or financing activities in Applied’s Consolidated Statement of Cash Flows for each of fiscal years 2018 and 2017 as follows. The adoption did not impact total cash provided by operating activities, however it impacted individual components of cash provided by operating activities for each of fiscal years 2018 and 2017 as follows:

	2018			2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Cash flows from operating activities:
Net income	$3,313	$(275)	$3,038	$3,434	$85	$3,519
Adjustments required to reconcile net income to cash provided by operating activities:
Deferred income taxes	$94	$(23)	$71	$(11)	$(1)	$(12)
Changes in operating assets and liabilities:
Accounts receivables	$(226)	$242	$16	$(37)	$—	$(37)
Inventories	$(792)	$(222)	$(1,014)	$(879)	$70	$(809)
Other current and non-current assets	$(93)	$(106)	$(199)	$(157)	$1	$(156)
Accounts payable and accrued expenses	$179	$(9)	$170	$370	$1	$371
Contract liabilities	$(318)	$393	$75	$289	$(156)	$133

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
Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued authoritative guidance that eliminates, amends, and adds disclosure requirements for fair value measurements. While the amended and new disclosure requirements primarily relate to Level 3 fair value measurements, the authoritative guidance also eliminates disclosure requirements related to the amount and reasons for transfer between Level 1 and Level 2 of fair value hierarchy, policy for timing of transfer between levels, and the valuation processes for Level 3 fair value measurements. Applied adopted this guidance in the fourth quarter of fiscal 2019 on a retrospective basis for the removal and amendment of certain disclosures, while the new disclosures requirements are to be applied prospectively at the effective date. The adoption of this guidance did not have an impact to Applied's consolidated financial statements.

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
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. Effective in the first quarter of fiscal 2019, Applied adopted the authoritative guidance retrospectively. The adoption of this guidance did not have a significant impact and only impacts disclosures in Applied' s consolidated statements of cash flow.
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
Receivables: Nonrefundable Fees and Other Costs. In March 2017, the FASB issued authoritative guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2020 on a modified retrospective basis. While the Company's evaluation of the impact of this new guidance is not complete, it is not currently expected to have a significant impact on Applied’s consolidated financial statements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance should be applied using a modified retrospective approach. Applied currently anticipates adopting this guidance using the optional transition method by recognizing a cumulative-effect adjustment to the consolidated balance sheet at the beginning of fiscal year 2020 and will not adjust comparative prior periods. While the Company's evaluation of the impact of this new guidance is not complete, Applied currently expects that the primary impact of the new standard will be the recognition of right-of-use assets and lease liabilities of approximately $165 million on the Company's Consolidated Balance Sheets, mainly related to leases classified as operating leases. Applied is currently implementing changes to business processes and controls to support measurement and disclosure requirements under the new standard.

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

Fiscal Year	2019	2018	2017

	(In millions, except per share amounts)
Numerator:
Net income	$2,706	$3,038	$3,519
Denominator:
Weighted average common shares outstanding	937	1,013	1,073
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	8	13	11
Denominator for diluted earnings per share	945	1,026	1,084
Basic earnings per share	$2.89	$3.00	$3.28
Diluted earnings per share	$2.86	$2.96	$3.25
Potentially dilutive securities	3	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 27, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,071	$—	$—	$1,071
Cash equivalents:
Money market funds	1,677	—	—	1,677
U.S. Treasury and agency securities	4	—	—	4
Commercial paper, corporate bonds and medium-term notes	377	—	—	377
Total Cash equivalents	2,058	—	—	2,058
Total Cash and Cash equivalents	$3,129	$—	$—	$3,129
Short-term and long-term investments:
U.S. Treasury and agency securities	$336	$1	$—	$337
Non-U.S. government securities*	10	—	—	10
Municipal securities	402	4	—	406
Commercial paper, corporate bonds and medium-term notes	642	5	—	647
Asset-backed and mortgage-backed securities	631	4	—	635
Total fixed income securities	2,021	14	—	2,035
Publicly traded equity securities	8	40	3	45
Equity investments in privately-held companies	105	10	3	112
Total equity investments	113	50	6	157
Total short-term and long-term investments	$2,134	$64	$6	$2,192
Total Cash, Cash equivalents and Investments	$5,263	$64	$6	$5,321
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
________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 27, 2019:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$419	$420
Due after one through five years	971	981
No single maturity date**	744	791
Total	$2,134	$2,192
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
Gross realized gains and losses on sales of investments for each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Gross realized gains	$10	$29	$14
Gross realized losses	$2	$3	$1
At October 27, 2019, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.
Applied determined that the gross unrealized losses on its marketable fixed income securities at October 27, 2019, October 28, 2018 and October 29, 2017 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed income securities for fiscal 2019, 2018 or 2017. During fiscal 2019, 2018 and 2017, Applied determined that certain of its equity investments were impaired and, accordingly, recognized impairment charges of $1 million, $5 million and $10 million, respectively. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
Unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect.
The components of gain (loss) on equity investments for fiscal 2019 were as follows:

2019

(In millions)
Publicly traded equity securities
Unrealized gain	$28
Unrealized loss	(5)
Gain on sales	2
Loss on sales	—
Equity investments in privately-held companies
Unrealized gain	13
Unrealized loss	(6)
Gain on sales	5
Loss on sales or impairment	(1)
Total gain on equity investments, net	$36

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
Fair Value Hierarchy
Applied uses the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 27, 2019, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Applied’s equity investments with readily determinable values consist of publicly traded equity securities. Upon adoption of ASU 2016-01, these investments are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the Consolidated Statements of Operations. Applied adopted the standard in the first quarter of fiscal 2019 using a modified retrospective transition method and reclassified the unrealized gains on these equity investments of $21 million to retained earnings as a cumulative-effect adjustment on the consolidated balance sheets.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 27, 2019			October 28, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds	$1,677	$—	$1,677	$1,599	$—	$1,599
U.S. Treasury and agency securities	323	18	341	297	36	333
Non-U.S. government securities	—	10	10	—	10	10
Municipal securities	—	406	406	—	395	395
Commercial paper, corporate bonds and medium-term notes	—	1,024	1,024	—	1,054	1,054
Asset-backed and mortgage-backed securities	—	635	635	—	591	591
Total available-for-sale debt security investments	$2,000	$2,093	$4,093	$1,896	$2,086	$3,982
Equity investments with readily determinable values
Publicly traded equity securities	$45	$—	$45	$38	$—	$38
Total equity investments with readily determinable values	$45	$—	$45	$38	$—	$38
Total	$2,045	$2,093	$4,138	$1,934	$2,086	$4,020
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 27, 2019 or October 28, 2018.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Upon adoption of ASU 2016-01, Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. Applied adopted the guidance prospectively, effective October 29, 2018, and there was no impact to Applied’s consolidated financial statements. Prior to the adoption of ASU 2016-01, these investments were generally accounted for under the cost method of accounting. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred.
During fiscal 2019, 2018 and 2017, Applied determined that certain of its equity investments were impaired and, accordingly, recognized impairment charges of $1 million, $5 million and $10 million, respectively.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 27, 2019, the aggregate principal amount of long-term debt was $4.8 billion, and estimated fair value was $5.5 billion. At October 28, 2018, the aggregate principal and estimated fair value amounts of long-term debt were both $5.4 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 27, 2019 is expected to be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange and option contracts due to changes in time value are excluded from the assessment of effectiveness. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period were not significant for fiscal years 2019, 2018 and 2017.
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
The fair values of foreign exchange derivative instruments at October 27, 2019 and October 28, 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	Gain or (Loss)	Gain or (Loss) Reclassified from AOCI into Income	Gain or (Loss) Recognized in Income

		(In millions)
2019
Foreign exchange contracts	AOCI	$(14)	$—	$—
Foreign exchange contracts	Cost of products sold	—	2	15
Foreign exchange contracts	General and administrative	—	(3)	(6)
Interest rate contracts	Interest expense	—	(3)	—
Total		$(14)	$(4)	$9

2018
Foreign exchange contracts	AOCI	$3	$—	$—
Foreign exchange contracts	Cost of products sold	—	4	19
Foreign exchange contracts	General and administrative	—	(3)	(7)
Interest rate contracts	Interest expense	—	(3)	—
Total		$3	$(2)	$12

2017
Foreign exchange contracts	AOCI	$35	$—	$—
Foreign exchange contracts	Cost of products sold	—	7	(3)
Foreign exchange contracts	General and administrative	—	7	(2)
Interest rate contracts	AOCI	(14)	—	—
Interest rate contracts	Interest expense	—	(3)	—
Total		$21	$11	$(5)

		Amount of Gain or (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income	2019	2018	2017

		(In millions)
Foreign exchange contracts	General and administrative	$(8)	$(5)	$39
Total		$(8)	$(5)	$39

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 27, 2019 and October 28, 2018.
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
Applied sold $1.5 billion, $1.6 billion and $746 million of accounts receivable during fiscal 2019, 2018 and 2017, respectively. Applied discounted letters of credit issued by customers of $48 million and $37 million in fiscal 2019 and 2018, respectively. There was no discounting of promissory notes in each of fiscal 2019 and 2018. Applied did not discount letters of credit issued by customers or discount promissory notes during fiscal 2017. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $30 million and $33 million at October 27, 2019 and October 28, 2018, respectively. Changes in allowance for doubtful accounts in each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Beginning balance	$33	$34	$51
Provision	—	—	—
Deductions[1]	(3)	(1)	(17)
Ending balance	$30	$33	$34
_____________________________
1 Fiscal 2019, 2018 and 2017 deductions primarily represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 27, 2019, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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
Contract assets are generally classified as current and included in Other Current Assets in the Consolidated Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.
Contract balances at the end of each reporting period were as follows:

	October 27, 2019	October 28, 2018
	(In millions)

Contract assets	$108	$99
Contract liabilities	$1,336	$1,201
The increase in contract assets during fiscal 2019, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During fiscal 2019, Applied recognized revenue of approximately $859 million related to contract liabilities at October 28, 2018. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of October 27, 2019.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during fiscal 2019.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 27, 2019, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $868 million, of which approximately 42% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter. Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	October 27, 2019	October 28, 2018

	(In millions)
Inventories
Customer service spares	$1,245	$989
Raw materials	802	1,020
Work-in-process	575	505
Finished goods	852	1,207
	$3,474	$3,721

Included in finished goods inventory is $13 million at October 27, 2019 and $19 million at October 28, 2018, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $318 million and $350 million of evaluation inventory at October 27, 2019 and October 28, 2018, respectively.

	October 27, 2019	October 28, 2018

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$96	$40
Prepaid expenses and other	485	490
	$581	$530

	Useful Life	October 27, 2019	October 28, 2018

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$254	$245
Buildings and improvements	3-30	1,590	1,448
Demonstration and manufacturing equipment	3-5	1,505	1,282
Furniture, fixtures and other equipment	3-5	602	634
Construction in progress		120	203
Gross property, plant and equipment		4,071	3,812
Accumulated depreciation		(2,542)	(2,405)
		$1,529	$1,407

Depreciation expense was $306 million, $258 million and $214 million for fiscal 2019, 2018 and 2017 respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 27, 2019	October 28, 2018

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,766	$225
Income tax receivables and other assets	265	248
	$2,031	$473

	October 27, 2019	October 28, 2018

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$958	$996
Compensation and employee benefits	559	639
Warranty	196	208
Dividends payable	192	193
Income taxes payable	160	136
Other accrued taxes	55	112
Interest payable	38	38
Other	353	399
	$2,511	$2,721

	October 27, 2019	October 28, 2018

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$212	$177
Other	163	126
	$375	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9      Business Combinations
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) to acquire all outstanding shares of Kokusai Electric Corporation (Kokusai Electric) for $2.2 billion in cash, subject to certain post-closing adjustments. Kokusai Electric is a leading company in providing high-productivity batch processing systems and services for memory, foundry and logic customers. These systems complement Applied’s portfolio of single-wafer processing systems. Following the close of the transaction, Kokusai Electric will operate as a business unit of Applied’s Semiconductor Systems segment and continue to be based in Tokyo, with technology and manufacturing centers in Toyama, Japan and Cheonan, Korea. The transaction is subject to regulatory approvals and other customary closing conditions.

Note 10      Goodwill, Purchased Technology and Other Intangible Assets
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
As of October 27, 2019, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
In the fourth quarter of fiscal 2019, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of goodwill were as follows:

	October 27, 2019	October 28, 2018

	(In millions)
Semiconductor Systems	$2,182	$2,151
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,399	$3,368
During fiscal 2019, the increase in goodwill was primarily due to acquisitions completed in the second quarter of fiscal 2019, which were not significant to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 27, 2019	October 28, 2018

	(In millions)
Purchased technology, net	$71	$109
Intangible assets - finite-lived, net	85	104
	$156	$213
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of finite-lived intangible assets were as follows:

	October 27, 2019			October 28, 2018
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,400)	$(168)	$(1,568)	$(1,375)	$(150)	$(1,525)
Applied Global Services	(30)	(44)	(74)	(29)	(44)	(73)
Display and Adjacent Markets	(144)	(37)	(181)	(132)	(36)	(168)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,574)	$(258)	$(1,832)	$(1,536)	$(239)	$(1,775)
Carrying amount	$71	$85	$156	$109	$104	$213

Details of amortization expense for each fiscal year by segment were as follows:

	2019	2018	2017

	(In millions)
Semiconductor Systems	$43	$184	$185
Applied Global Services	1	1	1
Display and Adjacent Markets	13	14	7
Total	$57	$199	$193
Amortization expense for each fiscal year was charged to the following categories:

	2019	2018	2017

	(In millions)
Cost of products sold	$38	$180	$173
Research, development and engineering	1	1	1
Marketing and selling	18	18	19
Total	$57	$199	$193
As of October 27, 2019, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2020	$52
2021	39
2022	24
2023	11
2024	10
Thereafter	20
Total	$156

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11      Borrowing Facilities and Debt
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
In August 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the SPA are not consummated on or before June 30, 2020, which date may be extended by three months on two separate occasions if, on the applicable date, the only remaining conditions to closing relate to required regulatory approvals. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan.
No amounts were outstanding under any of these facilities at both October 27, 2019 and October 28, 2018, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At October 27, 2019 and October 28, 2018, Applied did not have any commercial paper outstanding.
Debt outstanding as of October 27, 2019 and October 28, 2018 was as follows:

	Principal Amount
	October 27, 2019	October 28, 2018	Effective Interest Rate	Interest Pay Dates
	(In millions)
Current portion of long-term debt:
2.625% Senior Notes Due 2020	$600	$—	2.640%	April 1, October 1
Total current portion of long-term debt	600	—
Long-term debt:
2.625% Senior Notes Due 2020	—	600	2.640%	April 1, October 1
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	4,750	5,350
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(27)	(30)
Total long-term debt	4,713	5,309

Total debt	$5,313	$5,309

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 30, 2016	$30	$(18)	$(141)	$14	(115)
Other comprehensive income (loss) before reclassifications	24	13	29	—	66
Amounts reclassified out of AOCI	(1)	(6)	(8)	—	(15)
Other comprehensive income (loss), net of tax	23	7	21	—	51
Balance at October 29, 2017	$53	$(11)	$(120)	$14	$(64)
Adoption of new accounting standards (a)	5	(2)	—	—	3

Other comprehensive income (loss) before reclassifications	(66)	5	(23)	—	(84)
Amounts reclassified out of AOCI	15	(1)	6	—	20
Other comprehensive income, net of tax	(51)	4	(17)	—	(64)
Balance at October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (b)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	22	(10)	(57)	(1)	(46)
Amounts reclassified out of AOCI	(1)	3	6	—	8
Other comprehensive income (loss), net of tax	21	(7)	(51)	(1)	(38)
Balance at October 27, 2019	$11	$(16)	$(188)	$13	$(180)
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(b) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019. See Note 1.
The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2019, 2018 and 2017 were not material.
Stock Repurchase Programs
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. At October 27, 2019, $1.9 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2019	2018	2017

	(In millions, except per share amounts)
Shares of common stock repurchased	60	102	28
Cost of stock repurchased	$2,403	$5,283	$1,172
Average price paid per share	$39.86	$51.55	$42.08
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
During fiscal 2019, Applied's Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends of $0.21 per share. During fiscal 2018, Applied's Board of Directors declared one quarterly cash dividend of $0.10 per share and three quarterly cash dividends of $0.20 per share. During fiscal 2017, Applied’s Board of Directors declared four quarterly cash dividends in the amount of $0.10 per share. Dividends paid during fiscal 2019, 2018 and 2017 amounted to $771 million, $605 million and $430 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Cost of products sold	$89	$87	$69
Research, development, and engineering	99	96	83
Marketing and selling	31	31	28
General and administrative	44	44	40
Total share-based compensation	$263	$258	$220

Income tax benefits recognized	$37	$45	$60
The cost associated with share-based awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. The cost associated with performance-based equity awards is recognized for each tranche over the service period based on an assessment of the likelihood that the applicable performance goals will be achieved.
At October 27, 2019, Applied had $379 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 27, 2019, there were 66 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 13 million shares available for issuance under the ESPP.
Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2019, 2018 and 2017. Outstanding stock options at the end of fiscal 2019 were not material to the consolidated financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance shares and performance units are awards that result in a payment to a grantee, generally in shares of Applied common stock on a one-for-one basis, if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance shares and performance units typically vest over three to four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.
During fiscal 2017, 2018 and 2019, certain executive officers were granted awards that are subject to the achievement of specified performance goals (performance-based awards).
Performance-based awards granted in fiscal 2017 and 2018
Certain awards require the achievement of positive adjusted operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of adjusted operating profit margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount.
The fair value of these awards is estimated on the date of grant. If the performance goals are achieved as of the end of the performance period, the awards will vest, provided that the grantee remains employed by Applied through each applicable vesting date. If the performance goals are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the awards that are probable to vest and is reflected over the service period and reduced for estimated forfeitures.
Performance-based awards granted in fiscal 2019
Certain awards are subject to the achievement of targeted levels of adjusted operating margin and total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial payout based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.
The fair value of the portion of the awards subject to targeted levels of adjusted operating margin is estimated on the date of grant. If the performance goals are not achieved as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the awards that are probable to vest and is reflected over the service period and reduced for estimated forfeitures.
The fair value of the portion of the awards subject to targeted levels of TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2016	25	$18.28	2.3 years	$718
Granted	8	$31.79
Vested	(10)	$16.50
Canceled	(1)	$21.25
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 29, 2017	22	$23.96	2.2 years	$1,239
Granted	6	$50.62
Vested	(9)	$22.15
Canceled	(1)	$30.19
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2018	18	$32.64	2.0 years	$600
Granted	8	$36.00
Vested	(7)	$28.41
Canceled	(1)	$34.59
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2019	18	$35.78	2.1 years	$985
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	17	$35.31	1.9 years	$934
At October 27, 2019, 1.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 4 million shares in fiscal 2019 and 3 million shares in each of fiscal 2018 and 2017, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2019	2018	2017
ESPP:
Dividend yield	1.99%	1.68%	0.99%
Expected volatility	35.5%	34.4%	26.3%
Risk-free interest rate	2.21%	2.09%	0.92%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$10.61	$12.02	$9.14

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13      Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2019, 2018 and 2017 were $292 million, $382 million and $449 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $49 million for fiscal 2019, $45 million for fiscal 2018 and $38 million for fiscal 2017.

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
Through December 31, 2017, Applied also sponsored a U.S. post-retirement plan that provided covered medical and vision benefits to certain eligible retirees. An eligible retiree also could elect coverage for an eligible spouse or domestic partner who was not eligible for Medicare. Coverage ended entirely for all participants when the plan terminated on December 31, 2017. In addition, Applied also has a post-retirement benefit plan as a result of the acquisition of Varian. Applied’s liability under these post-retirement plans, which was included in other liabilities in the Consolidated Balance Sheets, were immaterial at each of October 27, 2019 and October 28, 2018.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2019	2018	2017

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$524	$506	$495
Service cost	11	12	13
Interest cost	10	11	10
Plan participants’ contributions	1	1	2
Actuarial (gain) loss	84	24	(35)
Curtailments, settlements and special termination benefits	(1)	(1)	(1)
Foreign currency exchange rate changes	(5)	(16)	34
Benefits paid	(8)	(12)	(12)
Plan amendments and business combinations	1	(1)	—
Ending projected benefit obligation	$617	$524	$506
Ending accumulated benefit obligation	$578	$490	$472
Range of assumptions to determine benefit obligations
Discount rate	0.5% - 3.1%	0.6% - 3.1%	0.5% - 3.4%
Rate of compensation increase	2.3% - 3.6%	2.4% - 3.5%	2.2% - 3.5%
Change in plan assets
Beginning fair value of plan assets	$365	$361	$310
Return on plan assets	30	17	18
Employer contributions	27	11	16
Plan participants’ contributions	1	1	2
Foreign currency exchange rate changes	(5)	(12)	28
Divestitures, settlements and business combinations	(1)	(1)	(1)
Benefits paid	(8)	(12)	(12)
Ending fair value of plan assets	$409	$365	$361
Funded status	$(208)	$(159)	$(145)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$5	$19	$17
Current liability	(1)	(1)	(1)
Noncurrent liability	(212)	(177)	(161)
Total	$(208)	$(159)	$(145)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$12	$8	$6
Prior service credit	—	(1)	(4)
Total	$12	$7	$2
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$226	$161	$141
Prior service credit	—	(2)	(4)
Total	$226	$159	$137
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$424	$365	$326
Fair value of plan assets	$211	$186	$142
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$385	$331	$293
Fair value of plan assets	$211	$186	$142

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019	2018
Plan assets — allocation
Equity securities	36%	47%
Debt securities	45%	32%
Insurance contracts	9%	10%
Other investments	10%	10%
Cash	—%	1%
The following table presents a summary of the ending fair value of the plan assets:

	October 27, 2019				October 28, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$90	$—	$—	$90	$86	$—	$—	$86
Debt securities	70	—	—	70	19	—	—	19
Insurance contracts	—	—	36	36	—	—	36	36
Other investments	—	14	—	14	—	14	—	14
Cash	—	—	—	—	2	—	—	2
Total assets at fair value	$160	$14	$36	210	$107	$14	$36	157
Assets measured at net asset value				199				208
Total				$409				$365
The following table presents the activity in Level 3 instruments for each fiscal year:

	2019	2018

	(In millions)
Balance, beginning of year	$36	$38
Actual return on plan assets:
Relating to assets still held at reporting date	(3)	(1)
Purchases, sales, settlements, net	4	—
Currency impact	(1)	(1)
Balance, end of year	$36	$36
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2019	2018	2017

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$11	$12	$13
Interest cost	10	11	10
Expected return on plan assets	(20)	(20)	(18)
Amortization of actuarial loss and prior service credit	7	3	(10)
Settlement and curtailment loss	—	—	—
Net periodic benefit cost (income)	$8	$6	$(5)
Weighted average assumptions
Discount rate	1.98%	2.16%	1.88%
Expected long-term return on assets	5.40%	5.41%	5.38%
Rate of compensation increase	2.74%	2.66%	2.69%
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
Future expected benefit payments for the pension plans and the post-retirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2020	$12
2021	11
2022	12
2023	12
2024	12
2025-2029	83
$142
Company contributions to these plans for fiscal 2020 are expected to be approximately $10 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable for all plans, including accrued deemed interest, totaled $123 million and $92 million at October 27, 2019 and October 28, 2018, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14      Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2019	2018	2017

	(In millions)
U.S.	$363	$389	$510
Foreign	2,906	4,007	3,306
	$3,269	$4,396	$3,816
The components of the provision for income taxes for each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Current:
U.S.	$240	$1,021	$64
Foreign	260	117	236
State	12	22	9
	512	1,160	309
Deferred:
U.S.	8	151	(11)
Foreign	46	57	(7)
State	(3)	(10)	6
	51	198	(12)
	$563	$1,358	$297
A reconciliation between the statutory U.S. federal income tax rate and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2019	2018	2017
Tax provision at U.S. statutory rate	21.0%	23.4%	35.0%
Changes in U.S. tax law	—	25.3	—
Effect of foreign operations taxed at various rates	(5.9)	(15.6)	(25.3)
Changes in prior years' unrecognized tax benefits	2.6	(0.9)	0.1
Resolutions of prior years' income tax filings	(0.1)	0.2	(1.8)
Research and other tax credits	(1.1)	(0.8)	(0.7)
Other	0.7	(0.7)	0.5
	17.2%	30.9%	7.8%
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
The Tax Act also includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy may be selected to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
The effective tax rate for fiscal 2019 was lower than fiscal 2018 primarily due to tax expense of $1.1 billion in fiscal 2018 for the transition tax and remeasurement of deferred tax assets as a result of the Tax Act. Excluding the tax expense of $1.1 billion, the effective tax rate for fiscal 2019 was higher than fiscal 2018 primarily due to certain provisions in the Tax Act becoming effective in fiscal 2019, tax expense of $87 million in fiscal 2019 related to changes in uncertain tax positions and the excess tax benefit from share-based compensation in fiscal 2019 being $42 million less than the prior fiscal year.
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
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2018 for Singapore is 17%. Applied has been granted conditional reduced tax rates that expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax rates was $167 million for fiscal 2019 or $0.18 per diluted share.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	October 27, 2019	October 28, 2018

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$8	$8
Inventory reserves and basis difference	117	117
Installation and warranty reserves	11	7
Intangible assets	1,472	—
Accrued liabilities	15	20
Deferred revenue	36	12
Tax credits	264	236
Deferred compensation	98	79
Share-based compensation	36	37
Other	58	45
Gross deferred tax assets	2,115	561
Valuation allowance	(257)	(230)
Total deferred tax assets	1,858	331
Deferred tax liabilities:
Fixed assets	(65)	(48)
Intangible assets	—	(38)
Undistributed foreign earnings	(38)	(32)
Total deferred tax liabilities	(103)	(118)
Net deferred tax assets	$1,755	$213

The following table presents a summary of non-current deferred tax assets and liabilities:

	October 27, 2019	October 28, 2018

	(In millions)
Non-current deferred tax asset	$1,766	$225
Non-current deferred tax liability	(11)	(12)
	$1,755	$213
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Beginning balance	$230	$227	$207
Increases	27	8	20
Decreases	—	(5)	—
Ending balance	$257	$230	$227

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At October 27, 2019, Applied has state research and development tax credit carryforwards of $264 million, including $252 million of credits that are carried over until exhausted and $11 million that are carried over for 15 years and begin to expire in fiscal 2029. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.
Applied maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored based on the best information available. Gross unrecognized tax benefits are classified as non-current income taxes payable or as a reduction in deferred tax assets. A reconciliation of the beginning and ending balances of gross unrecognized tax benefits in each fiscal year is as follows:

	2019	2018	2017

	(In millions)
Beginning balance of gross unrecognized tax benefits	$374	$391	$320
Settlements with tax authorities	(1)	(152)	(42)
Lapses of statutes of limitation	(2)	(37)	(15)
Increases in tax positions for current year	33	91	95
Increases in tax positions for prior years	441	83	33
Decreases in tax positions for prior years	—	(2)	—
Ending balance of gross unrecognized tax benefits	$845	$374	$391
The increases in tax positions for prior years of $441 million for fiscal 2019 include the effect of adoption of Accounting Standard Update 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (See Note 1). Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2019, 2018 and 2017 was $24 million, $12 million and $17 million, respectively. The income tax liability for interest and penalties for fiscal 2019, 2018 and 2017 was $50 million, $26 million and $46 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2019, 2018 and 2017 are $758 million, $294 million, and $284 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
In fiscal 2019, Applied paid an immaterial amount as a result of settlements with tax authorities. In fiscal 2018, Applied paid $158 million, including interest and penalties, as a result of a settlement in Israel for fiscal 2011 through fiscal 2015 resulting in the recognition of a tax expense of $6 million. In fiscal 2017, Applied paid $29 million, including interest and penalties, as a result of a settlement in Italy for fiscal 2011 resulting in the recognition of a tax expense of $6 million.
Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. returns for fiscal 2015 and later years, and foreign tax returns for fiscal 2010 and later years.
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

Note 15      Warranty, Guarantees, Commitments and Contingencies
Leases
Applied leases some of its facilities and equipment under non-cancelable operating leases and has options to renew most leases, with rentals to be negotiated. Total rent expense for fiscal 2019, 2018 and 2017, was $51 million, $50 million and $34 million, respectively.
As of October 27, 2019, future minimum lease payments are expected to be as follows:

Lease Payments
Fiscal	(In millions)
2020	$45
2021	34
2022	24
2023	21
2024	17
Thereafter	30
$171

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Beginning balance	$208	$206	$153
Provisions for warranty	148	175	173
Changes in reserves related to preexisting warranty	7	3	1
Consumption of reserves	(167)	(176)	(121)
Ending balance	$196	$208	$206

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 27, 2019, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $76 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 27, 2019, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 27, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2019:
Semiconductor Systems	$9,027	$2,464	$202	$168	$1,543	$1,703
Applied Global Services	3,854	1,101	25	47	790	1,535
Display and Adjacent Markets	1,651	294	22	43	246	214
Corporate and Other	76	(509)	114	183	(46)	22
Total	$14,608	$3,350	$363	$441	$2,533	$3,474
2018:
Semiconductor Systems	$10,577	$3,441	$303	$168	$1,597	$2,215
Applied Global Services	3,754	1,102	21	33	630	1,243
Display and Adjacent Markets	2,298	574	20	39	142	246
Corporate and Other	76	(626)	113	382	(46)	17
Total	$16,705	$4,491	$457	$622	$2,323	$3,721
2017:
Semiconductor Systems	$9,544	$3,177	$286	$150	$1,626	$1,638
Applied Global Services	3,014	817	15	21	564	762
Display and Adjacent Markets	2,042	585	12	17	190	279
Corporate and Other	98	(643)	94	157	(42)	28
Total	$14,698	$3,936	$407	$345	$2,338	$2,707
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2019	2018	2017
Foundry, logic and other	52%	36%	51%
Dynamic random-access memory (DRAM)	22%	27%	15%
Flash memory	26%	37%	34%
	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	2019	2018	2017

	(In millions)
Unallocated net sales	$76	$76	$98
Unallocated cost of products sold and expenses	(322)	(444)	(521)
Share-based compensation	(263)	(258)	(220)
Total	$(509)	$(626)	$(643)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2019	2018	2017

	(In millions)
Net sales:
United States	$1,871	$1,413	$1,512
China	4,277	5,047	2,758
Korea	1,929	3,539	4,087
Taiwan	2,965	2,504	3,369
Japan	2,198	2,396	1,519
Europe	820	1,009	828
Southeast Asia	548	797	625
Total outside United States	12,737	15,292	13,186
Consolidated total	$14,608	$16,705	$14,698

	October 27, 2019	October 28, 2018

	(In millions)
Long-lived assets:
United States	$1,539	$1,414
China	20	13
Korea	24	21
Taiwan	56	29
Japan	16	9
Europe	28	50
Southeast Asia	23	25
Total outside United States	167	147
Consolidated total	$1,706	$1,561

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2019	2018	2017
Samsung Electronics Co., Ltd.	*	13%	23%
Taiwan Semiconductor Manufacturing Company Limited	14%	*	16%
Intel Corporation	12%	11%	*
______________________________
* Less than 10%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17      Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2019:
Net sales	$3,753	$3,539	$3,562	$3,754	$14,608
Gross profit	$1,665	$1,530	$1,557	$1,634	$6,386
Net income	$771	$666	$571	$698	$2,706
Earnings per diluted share	$0.80	$0.70	$0.61	$0.75	$2.86
2018:
Net sales	$4,205	$4,579	$4,162	$3,759	$16,705
Gross profit	$1,940	$2,056	$1,864	$1,657	$7,517
Net income	$165	$1,100	$1,016	$757	$3,038
Earnings per diluted share	$0.15	$1.06	$1.01	$0.77	$2.96

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 10, 2009	10-Q	000-06920	3.1	6/3/2009
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock dated as of July 9, 1999	10-Q	000-06920	3(i)(a)	9/14/1999
3.3	Amended and Restated Bylaws of Applied Materials, Inc., amended as of December 8, 2015	8-K	000-06920	3.1	12/11/2015
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934†
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.1	8/23/2018
10.9*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.10*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.11*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.12*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective October 28, 2019†
10.13*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.14*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.15*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.16*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.17*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.18*	Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	2/19/2015
10.19	Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	9/9/2015
10.20	Extension Agreement, dated as of September 3, 2017, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-06920	10.1	9/5/2017
10.21*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective October 28, 2019
10.22*	Applied Materials, Inc. 2016 Deferred Compensation Plan	10-K	000-06920	10.33	12/9/2015
10.23*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.1	5/25/2017
10.24*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
10.25*	Amendment No. 1 to the Applied Materials, Inc. 2016 Deferred Compensation Plan	10-Q	000-06920	10.1	2/21/2019
10.26*	Second Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan	10-Q	000-06920	10.2	2/21/2019
10.27*	Form of Performance Shares Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	2/21/2019
10.28*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	2/21/2019
10.29*	Share Purchase Agreement, dated as of June 30, 2019, among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	7/1/2019
10.30	Term Loan Credit Agreement, dated as of August 19, 2019, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	8/21/2019
10.31	Amendment No. 2, dated as of August 19, 2019, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.2	8/21/2019
21	SubsiSubsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†LP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 13, 2019

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

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2019
Gary E. Dickerson
/S/ DANIEL J. DURN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2019
Daniel J. Durn
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 13, 2019
Charles W. Read

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 13, 2019
/S/ JUDY BRUNER
Judy Bruner	Director	December 13, 2019
/S/ XUN CHEN
Xun Chen	Director	December 13, 2019
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 13, 2019
/S/ STEPHEN R. FORREST
Stephen R. Forrest	Director	December 13, 2019
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 13, 2019
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 13, 2019
/s/ YVONNE MCGILL
Yvonne McGill	Director	December 13, 2019
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 13, 2019
/S/ DENNIS D. POWELL
Dennis D. Powell	Director	December 13, 2019