Form 10-Q
period 2020-01-26
APPLIED MATERIALS INC /DE
filed 2020-02-20
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 26, 2020: 918,305,114

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2020

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 26, 2020	January 27, 2019

	(Unaudited)
Net sales	$4,162	$3,753
Cost of products sold	2,304	2,088
Gross profit	1,858	1,665
Operating expenses:
Research, development and engineering	552	516
Marketing and selling	135	131
General and administrative	129	110
Total operating expenses	816	757
Income from operations	1,042	908
Interest expense	59	60
Interest and other income, net	22	40
Income before income taxes	1,005	888
Provision for income taxes	113	117
Net income	$892	$771
Earnings per share:
Basic	$0.97	$0.81
Diluted	$0.96	$0.80
Weighted average number of shares:
Basic	916	957
Diluted	927	965
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 26, 2020	January 27, 2019

	(Unaudited)
Net income	$892	$771
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	2	5
Change in unrealized net loss on derivative instruments	(10)	(17)
Other comprehensive income (loss), net of tax	(8)	(12)
Comprehensive income	$884	$759
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 26, 2020	October 27, 2019

ASSETS
Current assets:
Cash and cash equivalents	$3,424	$3,129
Short-term investments	536	489
Accounts receivable, net	2,679	2,533
Inventories	3,472	3,474
Other current assets	658	581
Total current assets	10,769	10,206
Long-term investments	1,713	1,703
Property, plant and equipment, net	1,555	1,529
Goodwill	3,399	3,399
Purchased technology and other intangible assets, net	142	156
Deferred income taxes and other assets	2,189	2,031
Total assets	$19,767	$19,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$600	$600
Accounts payable and accrued expenses	2,569	2,511
Contract liabilities	1,400	1,336
Total current liabilities	4,569	4,447
Income taxes payable	1,298	1,275
Long-term debt	4,714	4,713
Other liabilities	526	375
Total liabilities	11,107	10,810
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	7,550	7,595
Retained earnings	25,085	24,386
Treasury stock	(23,796)	(23,596)
Accumulated other comprehensive loss	(188)	(180)
Total stockholders’ equity	8,660	8,214
Total liabilities and stockholders’ equity	$19,767	$19,024
Amounts as of January 26, 2020 are unaudited. Amounts as of October 27, 2019 are derived from the October 27, 2019 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	892	—	—	—	892
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(8)	(8)
Dividends declared ($0.21 per common share)	—	—	—	(193)	—	—	—	(193)
Share-based compensation	—	—	93	—	—	—	—	93
Issuance under stock plans	6	—	(138)	—	—	—	—	(138)
Common stock repurchases	(3)	—	—	—	3	(200)	—	(200)
Balance as of January 26, 2020	919	$9	$7,550	$25,085	1,082	$(23,796)	$(188)	$8,660

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 27, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (a)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	771	—	—	—	771
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(12)	(12)
Dividends declared ($0.20 per common share)	—	—	—	(189)	—	—	—	(189)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	4	—	(74)	—	—	—	—	(74)
Common stock repurchases	(22)	(1)	—	—	22	(749)	—	(750)
Balance as of January 27, 2019	949	$9	$7,265	$23,032	1,041	$(21,943)	$(154)	$8,209

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
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 26, 2020	January 27, 2019

	(Unaudited)
Cash flows from operating activities:
Net income	$892	$771
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94	88
Share-based compensation	93	65
Deferred income taxes	30	41
Other	15	1
Changes in operating assets and liabilities:
Accounts receivable	(146)	(121)
Inventories	2	18
Other current and non-current assets	(99)	76
Accounts payable and accrued expenses	(6)	(313)
Contract liabilities	64	155
Income taxes payable	23	41
Other liabilities	25	12
Cash provided by operating activities	987	834
Cash flows from investing activities:
Capital expenditures	(102)	(133)
Proceeds from sales and maturities of investments	368	464
Purchases of investments	(428)	(397)
Cash used in investing activities	(162)	(66)
Cash flows from financing activities:
Proceeds from common stock issuances	15	—
Common stock repurchases	(200)	(750)
Tax withholding payments for vested equity awards	(153)	(74)
Payments of dividends to stockholders	(192)	(192)
Cash used in financing activities	(530)	(1,016)
Increase (decrease) in cash and cash equivalents	295	(248)
Cash and cash equivalents — beginning of period	3,129	3,440
Cash and cash equivalents — end of period	$3,424	$3,192
Supplemental cash flow information:
Cash payments for income taxes	$82	$34
Cash refunds from income taxes	$1	$8
Cash payments for interest	$34	$34

See accompanying Notes to Consolidated Condensed Financial Statements.

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 27, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019 (2019 Form 10-K). Applied’s results of operations for the three months ended January 26, 2020 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2020 and 2019 contain 52 weeks each, and the first three months of fiscal 2020 and 2019 each contained 13 weeks.
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
Recognizing the revenue as performance obligations are satisfied. Applied recognizes revenue from equipment and spares parts at a point in time when Applied has satisfied its performance obligation by transferring control of the goods to the customer which typically occurs at shipment or delivery. Revenue from service agreements is recognized over time, typically within 12 months, as customers receive the benefits of services.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Recent Accounting Pronouncements
Accounting Standards Adopted
Leases. In February 2016, the Financial Accounting Standard Board (FASB) issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. Applied adopted this guidance in the first quarter of fiscal 2020 using the modified retrospective transition method which required applying the new standard as of the beginning of the period of adoption with no adjustment to comparative prior periods. Applied elected the package of practical expedients permitted under the transition guidance, which allow Applied not to reassess whether a contract contains a lease, initial direct costs and lease classification for leases existing prior to adoption. Applied also elected to combine the lease and non-lease components as a single lease component and not to use hindsight in determining the lease term. Upon adoption, Applied recognized right-of-use assets of $160 million, net of deferred rent of $4 million and lease liabilities of $164 million.
Derivatives and Hedging. In August 2017, the FASB issued authoritative guidance that modifies the recognition and presentation of hedge accounting to better align an entity’s risk management strategies and financial reporting for hedging relationships. The authoritative guidance expands the application of hedge accounting for non-financial and financial risk components and eases certain hedge effectiveness assessment requirements. Applied adopted this guidance in the first quarter of fiscal 2020 under the modified retrospective approach. The cumulative effect adjustment for the elimination of the ineffectiveness was not material to Applied's condensed consolidated financial statements. The presentation and disclosure have been amended on a prospective basis, as required by this update.
Receivables: Nonrefundable Fees and Other Costs. In March 2017, the FASB issued authoritative guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. Applied adopted this guidance in the first quarter of fiscal 2020 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on Applied's consolidated financial statements.
Accounting Standards Not Yet Adopted
Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes (Topic 740). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2022, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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
Financial Instruments: Credit Losses. In June 2016, the FASB issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. Early adoption was permitted beginning in the first quarter of fiscal 2020. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.

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

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions, except per share amounts)
Numerator:
Net income	$892	$771
Denominator:
Weighted average common shares outstanding	916	957
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	11	8
Denominator for diluted earnings per share	927	965
Basic earnings per share	$0.97	$0.81
Diluted earnings per share	$0.96	$0.80
Potentially weighted dilutive securities	—	8
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments:

January 26, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,370	$—	$—	$1,370
Cash equivalents:
Money market funds	1,644	—	—	1,644
U.S. Treasury and agency securities	2	—	—	2
Municipal securities	1	—	—	1
Commercial paper, corporate bonds and medium-term notes	407	—	—	407
Total Cash equivalents	2,054	—	—	2,054
Total Cash and Cash equivalents	$3,424	$—	$—	$3,424
Short-term and long-term investments:
U.S. Treasury and agency securities	$330	$2	$—	$332
Non-U.S. government securities*	4	—	—	4
Municipal securities	397	5	—	402
Commercial paper, corporate bonds and medium-term notes	698	5	—	703
Asset-backed and mortgage-backed securities	648	4	—	652
Total fixed income securities	2,077	16	—	2,093
Publicly traded equity securities	8	39	3	44
Equity investments in privately-held companies	106	10	4	112
Total equity investments	114	49	7	156
Total short-term and long-term investments	$2,191	$65	$7	$2,249

Total Cash, Cash equivalents and Investments	$5,615	$65	$7	$5,673
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
 _________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of January 26, 2020:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$477	$478
Due after one through five years	953	964
No single maturity date**	761	807
Total	$2,191	$2,249
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three months ended January 26, 2020 and January 27, 2019 gross realized gains and losses on investments were not material.
As of January 26, 2020, and October 27, 2019, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied determined that the gross unrealized losses on its marketable fixed-income securities as of January 26, 2020 and January 27, 2019 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three months ended January 26, 2020 or January 27, 2019. Impairment charges on equity investments in privately-held companies during the three months ended January 26, 2020 and January 27, 2019 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three months ended January 26, 2020 and January 27, 2019 were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Publicly traded equity securities
Unrealized gain	$2	$6
Unrealized loss	(3)	(2)
Gain on sales	—	1
Equity investments in privately-held companies
Unrealized gain	—	7
Unrealized loss	(1)	(1)
Gain on sales	—	1
Loss on sales or impairment	(2)	—
Total gain on equity investments, net	$(4)	$12

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 26, 2020, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.

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

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 26, 2020			October 27, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds	$1,644	$—	$1,644	$1,677	$—	$1,677
U.S. Treasury and agency securities	318	16	334	323	18	341
Non-U.S. government securities	—	4	4	—	10	10
Municipal securities	—	403	403	—	406	406
Commercial paper, corporate bonds and medium-term notes	—	1,110	1,110	—	1,024	1,024
Asset-backed and mortgage-backed securities	—	652	652	—	635	635
Total available-for-sale debt security investments	$1,962	$2,185	$4,147	2,000	2,093	4,093
Equity investments with readily determinable values
Publicly traded equity securities	$44	$—	$44	45	—	45
Total equity investments with readily determinable values	$44	$—	$44	$45	$—	$45

Total	$2,006	$2,185	$4,191	$2,045	$2,093	$4,138
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 26, 2020 or October 27, 2019.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three months ended January 26, 2020 and January 27, 2019 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 26, 2020, the aggregate principal amount of long-term debt was $4.8 billion, and the estimated fair value was $5.6 billion. As of October 27, 2019, the aggregate principal amount of long-term debt was $4.8 billion, and the estimated fair value was $5.5 billion. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 26, 2020 is expected to be reclassified into earnings within 12 months. Prior to adopting the new accounting guidance for hedge accounting, changes in the fair value of currency forward exchange and option contracts due to changes in time value were excluded from the assessment of effectiveness. Subsequent to the adoption of the new accounting guidance, only changes in the fair value of option contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not significant for the three months ended January 26, 2020 and January 27, 2019.
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
The fair values of foreign exchange derivative instruments as of January 26, 2020 and October 27, 2019 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$7	$(16)
Interest rate contracts	(18)	—
Total	$(11)	$(16)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	January 26, 2020			January 27, 2019
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Condensed Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income	Total Amount Presented in the Condensed Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income
	(In millions)
Foreign Exchange Contracts:
Net Sales	$4,162	$(1)	$2	$3,753	$—	$—
Cost of products sold	$2,304	2	—	$2,088	12	5
Research, development and engineering	$552	1	—	$516	—	—
General and administrative	$129	—	—	$110	(5)	(1)
Interest Rate Contracts:
Interest expense	$59	(1)	—	$60	—	—
		$1	$2		$7	$4

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
	Location of Gain or (Loss) Recognized in Income	January 26, 2020	January 27, 2019

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$—	$(10)
Foreign exchange contracts	Interest and other income, net	4	—
Total		$4	$(10)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 26, 2020.
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
Applied sold $206 million and $464 million of accounts receivable during the three months ended January 26, 2020 and January 27, 2019, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 26, 2020 and January 27, 2019. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $30 million as of January 26, 2020 and October 27, 2019. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of January 26, 2020, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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
Contract assets are generally classified as current and are included in Other Current Assets in the Consolidated Condensed Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.
Contract balances at the end of each reporting period were as follows:

	January 26, 2020	October 27, 2019
	(In millions)

Contract assets	$136	$108
Contract liabilities	$1,400	$1,336
The increase in contract assets during the three months ended January 26, 2020, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the three months ended January 26, 2020, Applied recognized revenue of approximately $601 million related to contract liabilities at October 27, 2019. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 26, 2020.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during both the three months ended January 26, 2020 and January 27, 2019.
As of January 26, 2020, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $772 million, of which approximately 62% is expected to be recognized within 12 months and the remainder is expected to recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 26, 2020	October 27, 2019

	(In millions)
Inventories
Customer service spares	$1,203	$1,245
Raw materials	818	802
Work-in-process	619	575
Finished goods	832	852
	$3,472	$3,474

Included in finished goods inventory are $6 million as of January 26, 2020, and $13 million as of October 27, 2019, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $309 million and $318 million of evaluation inventory as of January 26, 2020 and October 27, 2019, respectively.

	January 26, 2020	October 27, 2019

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$117	$96
Prepaid expenses and other	541	485
	$658	$581

	Useful Life	January 26, 2020	October 27, 2019

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$256	$254
Buildings and improvements	3-30	1,611	1,590
Demonstration and manufacturing equipment	3-5	1,524	1,505
Furniture, fixtures and other equipment	3-5	619	602
Construction in progress		152	120
Gross property, plant and equipment		4,162	4,071
Accumulated depreciation		(2,607)	(2,542)
		$1,555	$1,529

	January 26, 2020	October 27, 2019

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes and income taxes receivable	$1,746	$1,766
Operating lease right-of-use assets	156	—
Other assets	287	265
	$2,189	$2,031

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 26, 2020	October 27, 2019

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,043	$958
Compensation and employee benefits	452	559
Warranty	196	196
Dividends payable	193	192
Income taxes payable	159	160
Other accrued taxes	56	55
Interest payable	59	38
Operating lease liabilities, current	44	—
Other	367	353
	$2,569	$2,511

	January 26, 2020	October 27, 2019

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$214	$212
Operating lease liabilities, non-current	116	—
Other	196	163
	$526	$375

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
As of January 26, 2020, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, and Display and Adjacent Markets.
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
Details of goodwill as of January 26, 2020 and October 27, 2019 were as follows:

	January 26, 2020	October 27, 2019

	(In millions)
Semiconductor Systems	$2,182	$2,182
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Carrying amount	$3,399	$3,399

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 26, 2020	October 27, 2019

	(In millions)
Purchased technology, net	$61	$71
Intangible assets - finite-lived, net	81	85
Total	$142	$156
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

Details of finite-lived intangible assets were as follows:

	January 26, 2020			October 27, 2019
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	33	44	77	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,645	$343	$1,988	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,406)	$(172)	$(1,578)	$(1,400)	$(168)	$(1,568)
Applied Global Services	(30)	(44)	(74)	(30)	(44)	(74)
Display and Adjacent Markets	(148)	(37)	(185)	(144)	(37)	(181)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,584)	$(262)	$(1,846)	$(1,574)	$(258)	$(1,832)
Carrying amount	$61	$81	$142	$71	$85	$156

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of amortization expense by segment were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
	(In millions)
Semiconductor Systems	$10	$11
Display and Adjacent Markets	4	3
Total	$14	$14

Amortization expense was charged to the following categories:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Cost of products sold	$9	$9
Marketing and selling	5	5
Total	$14	$14
As of January 26, 2020, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2020 (remaining 9 months)	$38
2021	39
2022	24
2023	11
2024	10
Thereafter	20
Total	$142

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
No amounts were outstanding under any of these facilities at both January 26, 2020 and October 27, 2019, and Applied has not utilized these credit facilities. In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. At January 26, 2020 and October 27, 2019, Applied did not have any commercial paper outstanding.

Debt outstanding as of January 26, 2020 and October 27, 2019 was as follows:

	Principal Amount
	January 26, 2020	October 27, 2019	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
Total current portion of long-term debt	600	600
Long-term debt:
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	4,750	4,750
Total unamortized discount	(10)	(10)
Total unamortized debt issuance costs	(26)	(27)
Total long-term debt	$4,714	$4,713

Total debt	$5,314	$5,313

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Leases
A contract contains a lease when Applied has the right to control the use of an identified asset for a period of time in exchange for consideration. Applied leases certain facilities, vehicles and equipment under non-cancelable operating leases, many of which include options to renew. Options that are reasonably certain to be exercised are included in the calculation of the right-of-use asset and lease liability. Applied's leases do not contain residual value guarantees or significant restrictions that impact the accounting for leases. As implicit rates are not available for the leases, Applied uses the incremental borrowing rate as of the lease commencement date in order to measure the right-of-use asset and liability. Operating lease expense is generally recognized on a straight-line basis over the lease term.
Applied elected the practical expedient to account for lease and non-lease components as a single lease component for all leases. For leases with a term of one year or less, Applied elected not to record a right-of-use asset or lease liability and to account for the associated lease payments as they become due.
The components of lease expense and supplemental information were as follows:

Three Months Ended
January 26, 2020
(In millions, except percentages)
Operating lease expense	$13
Weighted-average remaining lease term (in years)	5.5
Weighted-average discount rate	1.8%

Supplemental cash flow information related to leases are as follows:

Three Months Ended
January 26, 2020
(In millions)
Operating cash flows paid for operating leases	$13
Right-of-use assets obtained in exchange for operating lease liabilities	$5

As of January 26, 2020, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2020 (remaining 9 months)	$35
2021	37
2022	26
2023	22
2024	18
Thereafter	30
Total lease payments	$168
Less imputed interest	(8)
Total	$160

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of October 27, 2019, future minimum lease payments were as follows:

Lease Payments
Fiscal	(In millions)
2020	$45
2021	34
2022	24
2023	21
2024	17
Thereafter	30
$171

Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	3	(9)	—	—	(6)
Amounts reclassified out of AOCI	(1)	(1)	—	—	(2)
Other comprehensive income (loss), net of tax	2	(10)	—	—	(8)

Balance as of January 26, 2020	$13	$(26)	$(188)	$13	$(188)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	5	(12)	—	—	(7)
Amounts reclassified out of AOCI	—	(5)	—	—	(5)
Other comprehensive income (loss), net of tax	5	(17)	—	—	(12)
Balance as of January 27, 2019	$(5)	$(26)	$(137)	$14	$(154)
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019.
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 26, 2020 and January 27, 2019 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of January 26, 2020, approximately $1.7 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three months ended January 26, 2020 and January 27, 2019:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(in millions, except per share amount)
Shares of common stock repurchased	3	22
Cost of stock repurchased	$200	$750
Average price paid per share	$58.62	$34.04
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
Dividends
In December 2019, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2020, in the amount of $0.21 per share. Dividends paid during the three months ended January 26, 2020 and January 27, 2019 each totaled $192 million. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 26, 2020 and January 27, 2019, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Cost of products sold	$31	$22
Research, development and engineering	35	24
Marketing and selling	11	8
General and administrative	16	11
Total share-based compensation	$93	$65
Share-based expense in the first quarter of fiscal 2020 increased compared to the same period in the prior year primarily due to expense related to awards with provisions that became effective in the first quarter of fiscal 2020 that allow partial accelerated vesting in the event of a qualifying retirement.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The cost associated with share-based awards that are subject solely to time-based vesting requirements, less expected forfeitures, is recognized over the awards’ service period for the entire award on a straight-line basis. Share-based awards granted to certain executive officers allow partial accelerated vesting in the event of a qualifying retirement based on age and years of service. The cost associated with performance-based equity awards, which include both performance and market goals, is recognized for each tranche over the service period. The cost of equity awards related to performance goals is based on an assessment of the likelihood that the applicable performance goals will be achieved. For the equity awards based on market goals, the cost is recognized based upon the assumption of 100% achievement of the goal.
As of January 26, 2020, Applied had $533 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.9 years. As of January 26, 2020, there were 57 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 13 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 26, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 27, 2019	18	$35.78
Granted	5	$53.61
Vested	(7)	$30.76
Canceled	—	$39.47
Outstanding as of January 26, 2020	16	$44.14
As of January 26, 2020, 1.3 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2020, certain executive officers were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. There was no purchase during both of the three months ended January 26, 2020 and January 27, 2019. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). As a result, Applied realized a tax benefit of $46 million in the first quarter of fiscal 2019. On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. Accordingly, Applied reversed the tax benefit that had been realized in the first half of fiscal 2019.
Applied’s effective tax rates for the first quarter of fiscal 2020 and 2019 were 11.2 percent and 13.2 percent, respectively. The effective tax rate for the first quarter of fiscal 2020 was lower than the same period in the prior fiscal year primarily due to changes in uncertain tax positions and excess tax benefits from share-based compensation. This was partially offset by an increase in tax expense in the first quarter of fiscal 2020 due to the tax benefit taken for GILTI in the first quarter of fiscal 2019 prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable.

Note 15      Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Beginning balance	$196	$208
Warranties issued	40	39
Change in reserves related to preexisting warranty	(3)	1
Consumption of reserves	(37)	(48)
Ending balance	$196	$200
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 26, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $105 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 26, 2020, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.

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

Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 26, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 26, 2020:
Semiconductor Systems	$2,814	$915
Applied Global Services	997	278
Display and Adjacent Markets	332	38
Corporate and Other	19	(189)
Total	$4,162	$1,042
January 27, 2019:
Semiconductor Systems	$2,268	$631
Applied Global Services	962	285
Display and Adjacent Markets	507	115
Corporate and Other	16	(123)
Total	$3,753	$908

Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 26, 2020		January 27, 2019

	(In millions, except percentages)
China	$1,272	31%	$968	26%
Korea	508	12%	572	15%
Taiwan	1,365	33%	656	18%
Japan	351	8%	651	17%
Southeast Asia	72	2%	160	4%
Asia Pacific	3,568	86%	3,007	80%
United States	441	10%	450	12%
Europe	153	4%	296	8%
Total	$4,162	100%	$3,753	100%
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
Foundry, logic and other	68%	44%
Dynamic random-access memory (DRAM)	15%	21%
Flash memory	17%	35%
	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Unallocated net sales	$19	$16
Unallocated cost of products sold and expenses	(115)	(74)
Share-based compensation	(93)	(65)
Total	$(189)	$(123)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 26, 2020, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	29%
Samsung Electronics Co., Ltd.	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of Applied’s results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 27, 2019 contained in the Company’s Form 10-K filed on December 13, 2019.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-use demand, Applied's and market and industry trends and outlooks, the impact of the coronavirus COVID-19 outbreak on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, including the proposed acquisition of Kokusai Electric Corporation (Kokusai Electric), growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions, except per share amounts and percentages)
Net sales	$4,162	$3,753	$409
Gross margin	44.6%	44.4%	0.2 points
Operating income	$1,042	$908	$134
Operating margin	25.0%	24.2%	0.8 points
Net income	$892	$771	$121
Earnings per diluted share	$0.96	$0.80	$0.16

Fiscal 2020 and 2019 contain 52 weeks each, and the first three months of fiscal 2020 and 2019 each contained 13 weeks.
Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first three months of fiscal 2020. Foundry and logic spending increased, compared to the same period in the prior year, led by customer investment in both advanced and mature foundry-logic nodes. Spending by memory customers, compared to the same period in the prior year, was lower as they delayed new capacity additions and lowered their fab utilization rates in response to excess industry supply and inventory levels. Overall semiconductor systems revenue increased in the first quarter of fiscal 2020 compared to the same period in the prior year. Applied saw modest growth in its services business driven by an increase in the installed base of equipment and continued growth in revenues from long-term service agreements compared to the same period in the prior year. Applied’s display and adjacent markets revenue declined, compared to the same period in the prior year, due to continued weak demand for display manufacturing equipment for mobile products and TVs.
The recent coronavirus COVID-19 outbreak in China has impacted and could further impact Applied’s operations, customers and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Based on current facts, the coronavirus COVID-19 outbreak is not expected to have a material impact on Applied’s financial results for fiscal year 2020, though the timing of the revenue within the year is expected to change. The situation remains fluid and Applied is actively managing its responses in collaboration with its employees, customers and suppliers.

Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020		January 27, 2019		Change

	(In millions, except percentages)
Semiconductor Systems	$2,814	68%	$2,268	60%	24%
Applied Global Services	997	24%	962	26%	4%
Display and Adjacent Markets	332	8%	507	14%	(35)%
Corporate and Other	19	—%	16	—%	19%
Total	$4,162	100%	$3,753	100%	11%

For the three months ended January 26, 2020 compared to the same period in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment, partially offset by decreased customer investments in display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 26, 2020		January 27, 2019		Change

	(In millions, except percentages)
China	$1,272	31%	$968	26%	31%
Korea	508	12%	572	15%	(11)%
Taiwan	1,365	33%	656	18%	108%
Japan	351	8%	651	17%	(46)%
Southeast Asia	72	2%	160	4%	(55)%
Asia Pacific	3,568	86%	3,007	80%	19%
United States	441	10%	450	12%	(2)%
Europe	153	4%	296	8%	(48)%
Total	$4,162	100%	$3,753	100%	11%

The changes in net sales in all regions in the three months ended January 26, 2020 compared to the same period in the prior year primarily reflected changes in semiconductor and display manufacturing equipment spending. The increase in net sales to customers in Taiwan and China for the three months ended January 26, 2020 compared to the same period in the prior year was primarily due to increased investments in semiconductor manufacturing equipment. In addition, the change in net sales in China was partially offset by a decrease in customer spending in display manufacturing equipment. The decrease in net sales to customers in all other regions for the three months ended January 26, 2020 compared to the same period in the prior year primarily reflected a decrease in investments in semiconductor and display manufacturing equipment.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

Gross margin	44.6%	44.4%	0.2 points
Gross margin in the three months ended January 26, 2020 increased slightly compared to the same period in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix. Gross margin during the three months ended January 26, 2020 and January 27, 2019 included $31 million and $22 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions)
Research, development and engineering	$552	$516	$36
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
The increase in RD&E expenses during the three months ended January 26, 2020 compared to the same period in the prior year was primarily due to additional headcount and higher expense associated with share-based compensation and variable compensation. This increase reflects Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 26, 2020 and January 27, 2019 included $35 million and $24 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions)
Marketing and selling	$135	$131	$4
Marketing and selling expenses increased slightly in the three months ended January 26, 2020 compared to the same period in fiscal 2019 primarily due to higher share-based compensation expense. Marketing and selling expenses during the three months ended January 26, 2020 and January 27, 2019 included $11 million and $8 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions)
General and administrative	$129	$110	$19
G&A expenses in the three months ended January 26, 2020 increased compared to the same period in the prior year primarily due to higher expense associated with business combination activities, variable compensation, and share-based compensation. G&A expenses during the three months ended January 26, 2020 and January 27, 2019 included $16 million and $11 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions)
Interest expense	$59	$60	$(1)
Interest and other income, net	$22	$40	$(18)
Interest expenses incurred were primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 26, 2020 remained relatively flat compared to the same period in the prior year.
Interest and other income, net in the three months ended January 26, 2020 decreased compared to the same period in fiscal 2019, primarily driven by higher unrealized gains on equity investment securities in the first quarter of fiscal 2019.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions, except percentages)
Provision for income taxes	$113	$117	$(4)
Effective tax rate	11.2%	13.2%	(2) points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). As a result, Applied realized a tax benefit of $46 million in the first quarter of fiscal 2019. On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. Accordingly, Applied reversed the tax benefit that had been realized in the first half of fiscal 2019.
Applied’s effective tax rates for the first quarter of fiscal 2020 and 2019 were 11.2 percent and 13.2 percent, respectively. The effective tax rate for the first quarter of fiscal 2020 was lower than the same period in the prior fiscal year primarily due to changes in uncertain tax positions and excess tax benefits from share-based compensation. This was partially offset by an increase in tax expense in the first quarter of fiscal 2020 due to the tax benefit taken in the first quarter of fiscal 2019 for GILTI prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable.

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
Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first three months of fiscal 2020. Foundry and logic spending increased, compared to the same period in the prior year, led by customer investment in both advanced and mature foundry-logic nodes. Spending by memory customers, compared to the to the same period in the prior year, was lower as they delayed new capacity additions and lowered their fab utilization rates in response to excess industry supply and inventory levels. Overall semiconductor systems revenue increased in the first quarter of fiscal 2020 compared to the same period in the prior year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$2,814	$2,268	$546	24%
Operating income	$915	$631	$284	45%
Operating margin	32.5%	27.8%		4.7 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019
Foundry, logic and other	68%	44%
Dynamic random-access memory (DRAM)	15%	21%
Flash memory	17%	35%
	100%	100%
Net sales for the three months ended January 26, 2020 increased compared to the same period in the prior year primarily due to higher spending from foundry, logic and other customers, partially offset by decreased spending from memory customers. Operating margin for the three months ended January 26, 2020 increased compared to the same period in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by increased RD&E expenses. Two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 56 percent of this segment’s total net sales, in the three months ended January 26, 2020, with one customer accounting for approximately 39 percent of this segment's total net sales.

The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended
	January 26, 2020		January 27, 2019		Change

	(In millions, except percentages)
Taiwan	$1,179	42%	$469	21%	151%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$997	$962	$35	4%
Operating income	$278	$285	$(7)	(2)%
Operating margin	27.9%	29.6%		(1.7) points

Net sales for the three months ended January 26, 2020 increased compared to the same period in the prior year primarily due to higher customer spending on comprehensive service agreements and legacy systems, partially offset by lower customer spending on semiconductor spares. Operating income and operating margin for the three months ended January 26, 2020 compared to the same period in the prior year decreased primarily due to an increase in headcount to support business growth. In the three months ended January 26, 2020, three customers each accounted for more than 10 percent of this segment’s total net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$332	$507	$(175)	(35)%
Operating income	$38	$115	$(77)	(67)%
Operating margin	11.4%	22.7%		(11.3) points

Net sales for the three months ended January 26, 2020 decreased compared to the same period in the prior year primarily due to lower customer investments in mobile and TV display manufacturing equipment. Operating income and operating margin for the three months ended January 26, 2020 decreased compared to the same period in the prior year, reflecting lower net sales and unfavorable changes in customer and product mix. In the three months ended January 26, 2020, four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 82 percent of this segment’s total net sales, with one customer accounting for approximately 32 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended
	January 26, 2020		January 27, 2019		Change

	(In millions, except percentages)
China	$304	92%	$477	94%	(36)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 26, 2020	October 27, 2019

	(In millions)
Cash and cash equivalents	$3,424	$3,129
Short-term investments	536	489
Long-term investments	1,713	1,703
Total cash, cash-equivalents and investments	$5,673	$5,321
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 26, 2020	January 27, 2019

	(In millions)
Cash provided by operating activities	$987	$834
Cash used in investing activities	$(162)	$(66)
Cash used in financing activities	$(530)	$(1,016)
Operating Activities
Cash from operating activities for the three months ended January 26, 2020 was $987 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first three months of fiscal 2020 compared to the same period in the prior year primarily due to higher cash collections and lower payments to suppliers and for variable compensation, offset by higher income tax payments.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $206 million and $464 million of accounts receivable during the three months ended January 26, 2020 and January 27, 2019, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 26, 2020 and January 27, 2019.
Applied’s working capital was $6.2 billion as of January 26, 2020 and $5.8 billion as of October 27, 2019.

Days sales outstanding for the three months ended January 26, 2020 and January 27, 2019 were 59 days. Days sales outstanding varies due to the timing of shipments and payment terms and remained unchanged primarily due to higher revenue, offset by lower accounts receivable factoring compared to the same period in the prior year.
Investing Activities
Applied used $162 million of cash in investing activities during the three months ended January 26, 2020. Capital expenditures totaled $102 million and purchases of investments, net of proceeds from sales and maturities of investments were $60 million during the three months ended January 26, 2020.
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
Financing Activities
Applied used $530 million of cash in financing activities during the three months ended January 26, 2020, consisting primarily of repurchases of common stock of $200 million, cash dividends to stockholders of $192 million and tax withholding payments for vested equity awards of $153 million.

In December 2019, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2020, in the amount of $0.21 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement with a group of banks that is scheduled to expire in September 2021. This agreement provides for borrowings in United States dollars at interest rates keyed to one of the two rates selected by Applied for each advance and includes financial and other covenants with which Applied was in compliance as of January 26, 2020. Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
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
No amounts were outstanding under any of these facilities at both January 26, 2020 and October 27, 2019, and Applied has not utilized these credit facilities.
In fiscal 2011, Applied established a short-term commercial paper program of up to $1.5 billion. As of January 26, 2020, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future.
Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of January 26, 2020. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 26, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $105 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 26, 2020, Applied has provided parent guarantees to banks for approximately $150 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 26, 2020, Applied has $938 million of total payments remaining, payable in installments in the next seven years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; impairments of assets, or investments; gain or loss on sale of strategic investments; certain income tax items and other discrete adjustments. On a non-GAAP basis, the tax effect related to share-based compensation is recognized ratably over the fiscal year. Additionally, non-GAAP results exclude estimated discrete income tax expense items associated with U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 26, 2020	January 27, 2019
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,858	$1,665
Certain items associated with acquisitions[1]	9	10
Non-GAAP adjusted gross profit	$1,867	$1,675
Non-GAAP adjusted gross margin	44.9%	44.6%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,042	$908
Certain items associated with acquisitions[1]	13	14
Acquisition integration and deal costs	13	3
Non-GAAP adjusted operating income	$1,068	$925
Non-GAAP adjusted operating margin	25.7%	24.6%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$892	$771
Certain items associated with acquisitions[1]	13	14
Acquisition integration and deal costs	13	3
Impairment (gain on sale) of strategic investments, net	2	(2)
Loss (gain) on strategic investments, net	2	(10)
Income tax effect of share-based compensation[2]	(33)	(5)
Income tax effect of changes in applicable U.S. tax laws[3]	—	(24)
Income tax effects related to amortization of intra-entity intangible asset transfers	21	(28)
Resolution of prior years’ income tax filings and other tax items	(1)	59
Income tax effect of non-GAAP adjustments[4]	(5)	1
Non-GAAP adjusted net income	$904	$779

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
3	Charges to income tax provision related to a one-time transition tax as a result of U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 26, 2020	January 27, 2019

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.96	$0.80
Certain items associated with acquisitions	0.01	0.01
Acquisition integration and deal costs	0.01	—
Loss (gain) on strategic investments, net	—	(0.01)
Income tax effect of share-based compensation	(0.03)	—
Income tax effect of changes in applicable U.S. tax laws	—	(0.02)
Income tax effects related to amortization of intra-entity intangible asset transfers	0.03	(0.03)
Resolution of prior years’ income tax filings and other tax items	—	0.06
Non-GAAP adjusted earnings per diluted share	$0.98	$0.81
Weighted average number of diluted shares	927	965

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 26, 2020	January 27, 2019

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$915	$631
Certain items associated with acquisitions[1]	10	11
Non-GAAP adjusted operating income	$925	$642
Non-GAAP adjusted operating margin	32.9%	28.3%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$278	$285
Non-GAAP adjusted operating income	$278	$285
Non-GAAP adjusted operating margin	27.9%	29.6%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$38	$115
Certain items associated with acquisitions[1]	3	3
Non-GAAP adjusted operating income	$41	$118
Non-GAAP adjusted operating margin	12.3%	23.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $2.1 billion as of January 26, 2020. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of January 26, 2020, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $29 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of January 26, 2020, the aggregate principal of long-term debt issued by Applied was $4.8 billion with an estimated fair value of $5.6 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $564 million as of January 26, 2020.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2020, Applied implemented controls and processes relating to adoption of the new lease accounting standard that the Company adopted in the beginning of fiscal 2020. Throughout the implementation, Applied evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There were no other changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2019 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended January 26, 2020, approximately 90 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
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
•political instability, natural disasters, regional or global health epidemics, social unrest, terrorism or acts of war in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;
•challenges in hiring and integration of an increasing number of workers in new countries;
•the increasing need for a mobile workforce to work in or travel to different regions; and
•uncertainties with respect to economic growth rates in various countries, including for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
For example, the recent coronavirus COVID-19 outbreak in China has impacted and could further impact Applied’s operations, customers and suppliers in China and potentially in other geographies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak.
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
Applied’s customer base is highly concentrated, and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated, particularly in China, Taiwan and Korea. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.
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
Applied operates in a highly competitive environment in which innovation is critical, and its future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of its equipment, services and related products, and its ability to increase its position in its current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment, and that may require greater collaboration with customers and other industry participants, have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs and lower profits and may have unforeseen product design or manufacturing defects. To compete successfully, Applied must:
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility, and a $2.0 billion term loan facility to finance in part its planned acquisition of Kokusai Electric. While no amounts were outstanding under either credit agreement as of January 26, 2020, Applied may borrow amounts in the future under either or both of these agreements. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the recent coronavirus COVID-19 outbreak, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
For example, the recent coronavirus COVID-19 outbreak in China has impacted and could further impact Applied’s operations, customers and suppliers in China and potentially in other geographies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak.
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
Applied is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Applied could be required to alter its manufacturing and operations and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Applied to significant costs and liabilities that could adversely affect Applied’s business, financial condition and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of January 26, 2020 with respect to the shares of common stock repurchased by Applied during the first quarter of fiscal 2020 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(October 28, 2019 to November 24, 2019)	1.5	$56.73	$88	1.5	$1,836
Month #2
(November 25, 2019 to December 22, 2019)	0.9	$58.31	52	0.9	$1,784
Month #3
(December 23, 2019 to January 26, 2020)	1.0	$61.96	60	1.0	$1,724
Total	3.4	$58.62	$200	3.4

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Third Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 20, 2020

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 20, 2020