Form 10-Q
period 2020-04-26
APPLIED MATERIALS INC /DE
filed 2020-05-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 26, 2020: 916,479,293

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2020

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(Unaudited)
Net sales	$3,957	$3,539	$8,119	$7,292
Cost of products sold	2,208	2,009	4,512	4,097
Gross profit	1,749	1,530	3,607	3,195
Operating expenses:
Research, development and engineering	550	508	1,102	1,024
Marketing and selling	130	133	265	264
General and administrative	137	113	266	223
Total operating expenses	817	754	1,633	1,511
Income from operations	932	776	1,974	1,684
Interest expense	61	60	120	120
Interest and other income, net	7	43	29	83
Income before income taxes	878	759	1,883	1,647
Provision for income taxes	123	93	236	210
Net income	$755	$666	$1,647	$1,437
Earnings per share:
Basic	$0.82	$0.71	$1.80	$1.51
Diluted	$0.82	$0.70	$1.78	$1.50
Weighted average number of shares:
Basic	917	942	917	950
Diluted	923	948	925	957
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(Unaudited)
Net income	$755	$666	$1,647	$1,437
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(1)	8	1	13
Change in unrealized net loss on derivative instruments	(126)	9	(136)	(8)
Change in cumulative translation adjustments	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	(127)	16	(135)	4
Comprehensive income	$628	$682	$1,512	$1,441
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 26, 2020	October 27, 2019

ASSETS
Current assets:
Cash and cash equivalents	$5,281	$3,129
Short-term investments	423	489
Accounts receivable, net	2,625	2,533
Inventories	3,725	3,474
Other current assets	681	581
Total current assets	12,735	10,206
Long-term investments	1,678	1,703
Property, plant and equipment, net	1,534	1,529
Goodwill	3,426	3,399
Purchased technology and other intangible assets, net	132	156
Deferred income taxes and other assets	2,310	2,031
Total assets	$21,815	$19,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$600	$600
Accounts payable and accrued expenses	2,831	2,511
Contract liabilities	1,334	1,336
Total current liabilities	4,765	4,447
Long-term debt, net of current portion	6,215	4,713
Income taxes payable	1,238	1,275
Other liabilities	573	375
Total liabilities	12,791	10,810
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	7,687	7,595
Retained earnings	25,638	24,386
Treasury stock	(23,995)	(23,596)
Accumulated other comprehensive loss	(315)	(180)
Total stockholders’ equity	9,024	8,214
Total liabilities and stockholders’ equity	$21,815	$19,024
Amounts as of April 26, 2020 are unaudited. Amounts as of October 27, 2019 are derived from the October 27, 2019 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 26, 2020	919	$9	$7,550	$25,085	1,082	$(23,796)	$(188)	$8,660
Net income	—	—	—	755	—	—	—	755
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(127)	(127)
Dividends declared ($0.22 per common share)	—	—	—	(202)	—	—	—	(202)
Share-based compensation	—	—	71	—	—	—	—	71
Issuance under stock plans	2	—	66	—	—	—	—	66
Common stock repurchases	(4)	—	—	—	4	(199)	—	(199)
Balance as of April 26, 2020	917	$9	$7,687	$25,638	1,086	$(23,995)	$(315)	$9,024

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	1,647	—	—	—	1,647
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(135)	(135)
Dividends declared ($0.43 per common share)	—	—	—	(395)	—	—	—	(395)
Share-based compensation	—	—	164	—	—	—	—	164
Issuance under stock plans	8	—	(72)	—	—	—	—	(72)
Common stock repurchases	(7)	—	—	—	7	(399)	—	(399)
Balance as of April 26, 2020	917	$9	$7,687	$25,638	1,086	$(23,995)	$(315)	$9,024

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 27, 2019	949	$9	$7,265	$23,032	1,041	$(21,943)	$(154)	$8,209
Net income	—	—	—	666	—	—	—	666
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16	16
Dividends declared ($0.21 per common share)	—	—	—	(196)	—	—	—	(196)
Share-based compensation	—	—	65	—	—	—	—	65
Issuance under stock plans	3	—	66	—	—	—	—	66
Common stock repurchases	(16)	—	—	—	16	(625)	—	(625)
Balance as of April 28, 2019	936	$9	$7,396	$23,502	1,057	$(22,568)	$(138)	$8,201

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 28, 2019	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standard (a)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	1,437	—	—	—	1,437
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4	4
Dividends declared ($0.41 per common share)	—	—	—	(385)	—	—	—	(385)
Share-based compensation	—	—	130	—	—	—	—	130
Issuance under stock plans	7	—	(8)	—	—	—	—	(8)
Common stock repurchases	(38)	(1)	—	—	38	(1,374)	—	(1,375)
Balance as of April 28, 2019	936	$9	$7,396	$23,502	1,057	$(22,568)	$(138)	$8,201
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
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 26, 2020	April 28, 2019

	(Unaudited)
Cash flows from operating activities:
Net income	$1,647	$1,437
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	185	182
Share-based compensation	164	130
Deferred income taxes	19	49
Other	22	(9)
Changes in operating assets and liabilities:
Accounts receivable	(92)	60
Inventories	(252)	44
Other current and non-current assets	(112)	(9)
Accounts payable and accrued expenses	82	(409)
Contract liabilities	(2)	192
Income taxes payable	(37)	(53)
Other liabilities	(2)	20
Cash provided by operating activities	1,622	1,634
Cash flows from investing activities:
Capital expenditures	(173)	(251)
Cash paid for acquisitions, net of cash acquired	(27)	(23)
Proceeds from sales and maturities of investments	1,035	906
Purchases of investments	(832)	(827)
Cash provided by (used in) investing activities	3	(195)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	1,498	—
Proceeds from common stock issuances	91	73
Common stock repurchases	(399)	(1,375)
Tax withholding payments for vested equity awards	(163)	(80)
Payments of dividends to stockholders	(385)	(381)
Cash provided by (used in) financing activities	642	(1,763)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	2,267	(324)
Cash, cash equivalents and restricted cash equivalents — beginning of period	3,129	3,440
Cash, cash equivalents and restricted cash equivalents — end of period	$5,396	$3,116

Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$5,281	$3,116
Restricted cash equivalents included in deferred income taxes and other assets	115	—
Total cash, cash equivalents, and restricted cash equivalents	$5,396	$3,116

Supplemental cash flow information:
Cash payments for income taxes	$281	$232
Cash refunds from income taxes	$5	$18
Cash payments for interest	$110	$110
See accompanying Notes to Consolidated Condensed Financial Statements.

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 27, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 27, 2019 (2019 Form 10-K). Applied’s results of operations for the three and six months ended April 26, 2020 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2020 and 2019 contain 52 weeks each, and the first six months of fiscal 2020 and 2019 each contained 26 weeks.
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
As of April 26, 2020, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Derivatives and Hedging. In August 2017, the FASB issued authoritative guidance that modifies the recognition and presentation of hedge accounting to better align an entity’s risk management strategies and financial reporting for hedging relationships. The authoritative guidance expands the application of hedge accounting for non-financial and financial risk components and eases certain hedge effectiveness assessment requirements. Applied adopted this guidance in the first quarter of fiscal 2020 under the modified retrospective approach. The cumulative effect adjustment for the elimination of the ineffectiveness was not material to Applied’s condensed consolidated financial statements. The presentation and disclosure have been amended on a prospective basis, as required by this update.
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

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions, except per share amounts)
Numerator:
Net income	$755	$666	$1,647	$1,437
Denominator:
Weighted average common shares outstanding	917	942	917	950
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	6	6	8	7
Denominator for diluted earnings per share	923	948	925	957
Basic earnings per share	$0.82	$0.71	$1.80	$1.51
Diluted earnings per share	$0.82	$0.70	$1.78	$1.50
Potentially weighted dilutive securities	—	3	—	3
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments:

April 26, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,029	$—	$—	$1,029
Cash equivalents:
Money market funds	4,231	—	—	4,231
Commercial paper, corporate bonds and medium-term notes	21	—	—	21
Total Cash equivalents	4,252	—	—	4,252
Total Cash and Cash equivalents	$5,281	$—	$—	$5,281
Short-term and long-term investments:
U.S. Treasury and agency securities	$380	$6	$—	$386
Non-U.S. government securities*	4	—	—	4
Municipal securities	397	5	—	402
Commercial paper, corporate bonds and medium-term notes	555	5	3	557
Asset-backed and mortgage-backed securities	594	7	4	597
Total fixed income securities	1,930	23	7	1,946
Publicly traded equity securities	11	31	4	38
Equity investments in privately-held companies	104	18	5	117
Total equity investments	115	49	9	155
Total short-term and long-term investments	$2,045	$72	$16	$2,101

Total Cash, Cash equivalents and Investments	$7,326	$72	$16	$7,382
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
 _________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of April 26, 2020:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$378	$380
Due after one through five years	958	969
No single maturity date**	709	752
Total	$2,045	$2,101
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three and six months ended April 26, 2020 and April 28, 2019 gross realized gains and losses on investments were not material.
As of April 26, 2020, and October 27, 2019, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied determined that the gross unrealized losses on its marketable fixed-income securities as of April 26, 2020 and April 28, 2019 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and six months ended April 26, 2020 or April 28, 2019. Impairment charges on equity investments in privately-held companies during the three and six months ended April 26, 2020 and April 28, 2019 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three and six months ended April 26, 2020 and April 28, 2019 were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions)
Publicly traded equity securities
Unrealized gain	$3	$7	$5	$13
Unrealized loss	(12)	(1)	(15)	(3)
Realized gain on sales	—	1	—	2
Equity investments in privately-held companies
Unrealized gain	9	2	9	9
Unrealized loss	(2)	(2)	(3)	(3)
Realized gain on sales or other	1	4	1	5
Realized loss on sales or impairment	(6)	—	(8)	—
Total gain (loss) on equity investments, net	$(7)	$11	$(11)	$23

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of April 26, 2020, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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
Applied’s interest rate derivatives are measured at fair value using valuation models based on observable market data, including interest rates, credit spreads and credit default swap rates. The changes in fair value of these derivatives are recognized in the consolidated statements of comprehensive income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) and liabilities measured at fair value on a recurring basis are summarized below:

	April 26, 2020			October 27, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$4,346	$—	$4,346	$1,677	$—	$1,677
U.S. Treasury and agency securities	369	17	386	323	18	341
Non-U.S. government securities	—	4	4	—	10	10
Municipal securities	—	401	401	—	406	406
Commercial paper, corporate bonds and medium-term notes	—	579	579	—	1,024	1,024
Asset-backed and mortgage-backed securities	—	597	597	—	635	635
Total available-for-sale debt security investments	$4,715	$1,598	$6,313	$2,000	$2,093	$4,093
Equity investments with readily determinable values
Publicly traded equity securities	$38	$—	$38	$45	$—	$45
Total equity investments with readily determinable values	$38	$—	$38	$45	$—	$45

Total assets	$4,753	$1,598	$6,351	$2,045	$2,093	$4,138

Liabilities:
Interest rate derivatives	$—	$180	$180	$—	$—	$—
Total liabilities	$—	$180	$180	$—	$—	$—
 _________________________
* Amount as of April 26, 2020 includes $115 million invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of April 26, 2020 or October 27, 2019.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and six months ended April 26, 2020 and April 28, 2019 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. As of April 26, 2020, the aggregate principal amount of long-term senior notes was $4.8 billion, and the estimated fair value was $5.8 billion. As of October 27, 2019, the aggregate principal amount of long-term senior notes was $4.8 billion, and the estimated fair value was $5.5 billion. The estimated fair value of long-term senior notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 26, 2020 is expected to be reclassified into earnings within 12 months. Prior to adopting the new accounting guidance for hedge accounting, changes in the fair value of currency forward exchange and option contracts due to changes in time value were excluded from the assessment of effectiveness. Subsequent to the adoption of the new accounting guidance, only changes in the fair value of option contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in earnings. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period was not material for the three and six months ended April 26, 2020 and April 28, 2019.
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
The fair values of foreign exchange derivative instruments as of April 26, 2020 and October 27, 2019 were not material.
Applied is also exposed to interest rate risk associated with its potential future borrowings. During the six months ended April 26, 2020, Applied entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and will be settled upon the issuance of debt.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(3)	$11	$4	$(5)
Interest rate contracts	(162)	—	(180)	—
Total	$(165)	$11	$(176)	$(5)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	April 26, 2020			April 28, 2019
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Condensed Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income	Total Amount Presented in the Condensed Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income
	(In millions)
Foreign Exchange Contracts:
Net Sales	$3,957	$2	$1	$3,539	$—	$—
Cost of products sold	$2,208	(3)	(1)	$2,009	(2)	4
Research, development and engineering	$550	(1)	—	$508	—	—
General and administrative	$137	—	—	$113	2	(2)
Interest Rate Contracts:
Interest expense	$61	—	—	$60	(2)	—
		$(2)	$—		$(2)	$2

	Six Months Ended
	April 26, 2020			April 28, 2019
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income	Total Amount Presented in the Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Income
	(In millions)
Foreign Exchange Contracts:
Net Sales	$8,119	$1	$3	$7,292	$—	$—
Cost of products sold	$4,512	(1)	(1)	$4,097	10	9
Research, development and engineering	$1,102	—	—	$1,024	—	—
Marketing and selling	$265	—	—	$264	—	—
General and administrative	$266	—	—	$223	(3)	(3)
Interest Rate Contracts:
Interest expense	$120	(1)	—	$120	(2)	—
		$(1)	$2		$5	$6

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Income	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$—	$6	$—	$(4)
Foreign exchange contracts	Interest and other income, net	(8)	—	(4)	—
Total return swaps - deferred compensation	Cost of products sold	(1)	—	(1)	—
Total return swaps - deferred compensation	Operating expenses	(10)	—	(10)	—
Total return swaps - deferred compensation	Interest and other income, net	(1)	—	(1)	—
Total		$(20)	$6	$(16)	$(4)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 26, 2020.
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
Applied sold $158 million and $364 million of account receivables during the three and six months ended April 26, 2020, respectively. Applied sold $677 million and $1.1 billion of accounts receivable during the three and six months April 28, 2019, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 26, 2020 and April 28, 2019. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for doubtful accounts of $30 million as of April 26, 2020 and October 27, 2019. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of April 26, 2020, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	April 26, 2020	October 27, 2019
	(In millions)

Contract assets	$152	$108
Contract liabilities	$1,334	$1,336
The increase in contract assets during the six months ended April 26, 2020, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the six months ended April 26, 2020, Applied recognized revenue of approximately $894 million related to contract liabilities at October 27, 2019. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 26, 2020.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during both the three and six months ended April 26, 2020 and April 28, 2019.
As of April 26, 2020, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $683 million, of which approximately 56% is expected to be recognized within 12 months and the remainder is expected to recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	April 26, 2020	October 27, 2019

	(In millions)
Inventories
Customer service spares	$1,184	$1,245
Raw materials	880	802
Work-in-process	686	575
Finished goods	975	852
	$3,725	$3,474

Included in finished goods inventory are $7 million as of April 26, 2020, and $13 million as of October 27, 2019, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $375 million and $318 million of evaluation inventory as of April 26, 2020 and October 27, 2019, respectively.

	April 26, 2020	October 27, 2019

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$124	$96
Prepaid expenses and other	557	485
	$681	$581

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	April 26, 2020	October 27, 2019

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$255	$254
Buildings and improvements	3-30	1,640	1,590
Demonstration and manufacturing equipment	3-5	1,571	1,505
Furniture, fixtures and other equipment	3-5	615	602
Construction in progress		130	120
Gross property, plant and equipment		4,211	4,071
Accumulated depreciation		(2,677)	(2,542)
		$1,534	$1,529

	April 26, 2020	October 27, 2019

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes and income taxes receivable	$1,794	$1,766
Operating lease right-of-use assets	242	—
Other assets	274	265
	$2,310	$2,031

	April 26, 2020	October 27, 2019

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,062	$958
Compensation and employee benefits	513	559
Warranty	199	196
Dividends payable	202	192
Income taxes payable	159	160
Other accrued taxes	23	55
Interest payable	40	38
Operating lease liabilities, current	59	—
Other	574	353
	$2,831	$2,511

	April 26, 2020	October 27, 2019

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$211	$212
Operating lease liabilities, non-current	185	—
Other	177	163
	$573	$375

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
As of April 26, 2020, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and Corporate and Other.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of goodwill as of April 26, 2020 and October 27, 2019 were as follows:

	April 26, 2020	October 27, 2019

	(In millions)
Semiconductor Systems	$2,182	$2,182
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Corporate and Other	27	—
Carrying amount	$3,426	$3,399

From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first half of fiscal 2020, goodwill increased by $27 million primarily due to the preliminary purchase accounting for an acquisition completed in the second quarter of fiscal 2020, which was not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	April 26, 2020	October 27, 2019

	(In millions)
Purchased technology, net	$55	$71
Intangible assets - finite-lived, net	77	85
Total	$132	$156

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	April 26, 2020			October 27, 2019
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,449	$252	$1,701	$1,449	$252	$1,701
Applied Global Services	35	44	79	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	—	9	9	—	9	9
Gross carrying amount	$1,647	$343	$1,990	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,411)	$(176)	$(1,587)	$(1,400)	$(168)	$(1,568)
Applied Global Services	(30)	(44)	(74)	(30)	(44)	(74)
Display and Adjacent Markets	(151)	(37)	(188)	(144)	(37)	(181)
Corporate and Other	—	(9)	(9)	—	(9)	(9)
Accumulated amortization	$(1,592)	$(266)	$(1,858)	$(1,574)	$(258)	$(1,832)
Carrying amount	$55	$77	$132	$71	$85	$156
Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
	(In millions)
Semiconductor Systems	$9	$10	$19	$21
Applied Global Services	—	1	—	1
Display and Adjacent Markets	3	3	7	6
Total	$12	$14	$26	$28

Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions)
Cost of products sold	$8	$10	$17	$19
Marketing and selling	4	4	9	9
Total	$12	$14	$26	$28

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of April 26, 2020, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2020 (remaining 6 months)	$25
2021	40
2022	24
2023	12
2024	11
Thereafter	20
Total	$132

Note 11      Borrowing Facilities and Debt
Revolving Credit Facilities
In February 2020, Applied entered into a five-year $1.5 billion committed unsecured revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement replaced Applied’s prior $1.5 billion credit agreement that was scheduled to expire in September 2021. The Revolving Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings.
In March 2020, Applied borrowed the full $1.5 billion available under the Revolving Credit Agreement in order to increase its cash position and preserve financial flexibility in light of recent uncertainty in the global markets resulting from the COVID-19 outbreak. Applied may at any time and from time to time, borrow, repay and reborrow under the Revolving Credit Agreement during the term of the facility. The maturity date of the Revolving Credit Agreement is February 21, 2025, unless extended, at which time the outstanding amount of loans, if any, must be repaid in full. The initial interest rate for the borrowing under the Revolving Credit Agreement is one-month LIBOR plus a margin of 0.875%, based on Applied’s public debt credit ratings.
As of April 26, 2020, Applied had $1.5 billion outstanding under the Revolving Credit Agreement. No amounts were outstanding under the Revolving Credit Agreement as of October 27, 2019.
On May 13, 2020, Applied repaid the full $1.5 billion of borrowings under the Revolving Credit Agreement.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $74 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of April 26, 2020 and October 27, 2019, no amounts were outstanding under these revolving credit facilities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the Share Purchase Agreement are not consummated on or before June 30, 2020, which date may be extended by three months on two separate occasions if, on the applicable date, the only remaining conditions to closing relate to required regulatory approvals. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan. No amounts were outstanding under this term loan credit agreement at both April 26, 2020 and October 27, 2019.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At April 26, 2020 and October 27, 2019, Applied did not have any commercial paper outstanding.
Debt outstanding as of April 26, 2020 and October 27, 2019 was as follows:

	Principal Amount
	April 26, 2020	October 27, 2019	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
2.625% Senior Notes Due 2020	$600	$600	2.640%	April 1, October 1
Total current portion of long-term debt	600	600
Long-term debt, net of current portion:
4.300% Senior Notes Due 2021	750	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
	4,750	4,750
Total unamortized discount	(9)	(10)
Total unamortized debt issuance costs	(26)	(27)
Total long-term senior notes	$4,715	$4,713

Revolving Credit Agreement	1,500	—
Total long-term debt, net of current portion	$6,215	$4,713

Total debt	$6,815	$5,313

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Leases
A contract contains a lease when Applied has the right to control the use of an identified asset for a period of time in exchange for consideration. Applied leases certain facilities, vehicles and equipment under non-cancelable operating leases, many of which include options to renew. Options that are reasonably certain to be exercised are included in the calculation of the right-of-use asset and lease liability. Applied’s leases do not contain residual value guarantees or significant restrictions that impact the accounting for leases. As implicit rates are not available for the leases, Applied uses the incremental borrowing rate as of the lease commencement date in order to measure the right-of-use asset and liability. Operating lease expense is generally recognized on a straight-line basis over the lease term.
Applied elected the practical expedient to account for lease and non-lease components as a single lease component for all leases. For leases with a term of one year or less, Applied elected not to record a right-of-use asset or lease liability and to account for the associated lease payments as they become due.
The components of lease expense and supplemental information were as follows:

	Three Months Ended	Six Months Ended
	April 26, 2020	April 26, 2020
	(In millions, except percentages)
Operating lease cost	$21	$34
Weighted-average remaining lease term (in years)		5.4
Weighted-average discount rate		2.0%

Supplemental cash flow information related to leases are as follows:

Six Months Ended
April 26, 2020
(In millions)
Operating cash flows paid for operating leases	$34
Right-of-use assets obtained in exchange for operating lease liabilities	$113

As of April 26, 2020, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2020 (remaining 6 months)	$32
2021	57
2022	45
2023	40
2024	36
Thereafter	48
Total lease payments	$258
Less imputed interest	(14)
Total	$244

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Prior to the adoption of the new lease standard, future minimum lease payments as of October 27, 2019 , as defined under the previous lease accounting guidance, were as follows:

Lease Payments
Fiscal	(In millions)
2020	$45
2021	34
2022	24
2023	21
2024	17
Thereafter	30
$171

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of AOCI, net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	5	(137)	—	—	(132)
Amounts reclassified out of AOCI	(4)	1	—	—	(3)
Other comprehensive income (loss), net of tax	1	(136)	—	—	(135)

Balance as of April 26, 2020	$12	$(152)	$(188)	$13	$(315)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	13	(4)	—	(1)	8
Amounts reclassified out of AOCI	—	(4)	—	—	(4)
Other comprehensive income (loss), net of tax	13	(8)	—	(1)	4
Balance as of April 28, 2019	$3	$(17)	$(137)	$13	$(138)
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019.
The tax effects on the unrealized loss on derivative instruments qualifying as cash flow hedges for the six months ended April 26, 2020 was $39 million. The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 26, 2020 and April 28, 2019 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of April 26, 2020, approximately $1.5 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the six months ended April 26, 2020 and April 28, 2019:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(in millions, except per share amount)
Shares of common stock repurchased	4	16	7	38
Cost of stock repurchased	$199	$625	$399	$1,375
Average price paid per share	$50.14	$39.91	$54.06	$36.48

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
Dividends
In March 2020 and December 2019, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.22 and $0.21 per share, respectively. The dividend declared in March 2020 is payable in June 2020. Dividends paid during the six months ended April 26, 2020 and April 28, 2019 totaled $385 million and $381 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and six months ended April 26, 2020 and April 28, 2019, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions)
Cost of products sold	$24	$22	$55	$44
Research, development and engineering	27	25	62	49
Marketing and selling	8	7	19	15
General and administrative	12	11	28	22
Total share-based compensation	$71	$65	$164	$130

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Share-based expense in the first six months of fiscal 2020 increased compared to the same period in the prior year primarily due to expense related to awards with provisions that became effective in the first quarter of fiscal 2020 that allow partial accelerated vesting in the event of a qualifying retirement.
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
As of April 26, 2020, Applied had $505 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.7 years. As of April 26, 2020, there were 57 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 11 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended April 26, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 27, 2019	18	$35.78
Granted	5	$53.30
Vested	(8)	$30.79
Canceled	—	$41.31
Outstanding as of April 26, 2020	15	$44.53
As of April 26, 2020, 1.3 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 2 million shares during each of the three and six months ended April 26, 2020 and April 28, 2019. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 26, 2020	April 28, 2019

Dividend yield	1.40%	2.18%
Expected volatility	37.2%	37.1%
Risk-free interest rate	1.05%	2.51%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$15.24	$9.78

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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). As a result, Applied realized a tax benefit of $50 million in the second quarter and $96 million in the first half of fiscal 2019. On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. Accordingly, Applied reversed the tax benefit that had been realized in the first half of fiscal 2019.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The enactment of the CARES Act does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the second quarter of fiscal 2020 and 2019 were 14.0 percent and 12.3 percent, respectively. The effective tax rate for the second quarter was higher than the same period in the prior fiscal year primarily due to an increase in tax expense in fiscal 2020 due to the tax benefit taken for GILTI in the second quarter of fiscal 2019 prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable. This was partially offset by changes in uncertain tax positions.
Applied’s effective tax rates for the first half of fiscal 2020 and 2019 were 12.5 percent and 12.8 percent, respectively. The effective tax rate for the first half of fiscal 2020 was lower than the same period in the prior fiscal year primarily due to changes in uncertain tax positions and excess tax benefits from share-based compensation. This was partially offset by an increase in tax expense in fiscal 2020 due to the tax benefit taken for GILTI in the first half of fiscal 2019 prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable.
During the next twelve months, it is reasonably possible that unrecognized tax benefits related to certain tax positions taken on previously filed tax returns could be recognized in the amount of approximately $29 million as a result of negotiations with tax authorities and lapses of statutes of limitation.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Warranty, Guarantees and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions)
Beginning balance	$196	$200	$196	$208
Warranties issued	36	34	76	73
Change in reserves related to preexisting warranty	5	5	2	6
Consumption of reserves	(38)	(44)	(75)	(92)
Ending balance	$199	$195	$199	$195
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $146 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 26, 2020, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of April 26, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 26, 2020:
Semiconductor Systems	$2,567	$782	$5,381	$1,697
Applied Global Services	1,018	256	2,015	534
Display and Adjacent Markets	365	75	697	113
Corporate and Other	7	(181)	26	(370)
Total	$3,957	$932	$8,119	$1,974
April 28, 2019:
Semiconductor Systems	$2,184	$579	$4,452	$1,210
Applied Global Services	984	283	1,946	568
Display and Adjacent Markets	348	42	855	157
Corporate and Other	23	(128)	39	(251)
Total	$3,539	$776	$7,292	$1,684

Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Six Months Ended
	April 26, 2020		April 28, 2019		Change	April 26, 2020		April 28, 2019		Change

	(In millions, except percentages)
China	$1,138	29%	$993	28%	15%	$2,410	30%	$1,961	27%	23%
Korea	753	19%	441	13%	71%	1,261	16%	1,013	14%	24%
Taiwan	1,029	26%	794	22%	30%	2,394	29%	1,450	20%	65%
Japan	467	12%	520	15%	(10)%	818	10%	1,171	16%	(30)%
Southeast Asia	58	1%	119	3%	(51)%	130	1%	279	4%	(53)%
Asia Pacific	3,445	87%	2,867	81%	20%	7,013	86%	5,874	81%	19%
United States	331	8%	457	13%	(28)%	772	10%	907	12%	(15)%
Europe	181	5%	215	6%	(16)%	334	4%	511	7%	(35)%
Total	$3,957	100%	$3,539	100%	12%	$8,119	100%	$7,292	100%	11%
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Foundry, logic and other	56%	58%	62%	51%
Dynamic random-access memory (DRAM)	22%	18%	18%	19%
Flash memory	22%	24%	20%	30%
	100%	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

	(In millions)
Unallocated net sales	$7	$23	$26	$39
Unallocated cost of products sold and expenses	(117)	(86)	(232)	(160)
Share-based compensation	(71)	(65)	(164)	(130)
Total	$(181)	$(128)	$(370)	$(251)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended April 26, 2020, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	26%
Samsung Electronics Co., Ltd.	17%

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the coronavirus COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, including the proposed acquisition of Kokusai Electric Corporation (Kokusai Electric), growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

Applied’s Pandemic Response
Applied Materials’ business has been identified by the U.S. Department of Homeland Security as part of the Critical Infrastructure Sectors that the Federal government deems “essential to ensure the continuity of functions critical to public health and safety, as well as economic and national security” and that have “a special responsibility in these times to continue operations.”
Applied has responded quickly to put in place precautionary measures to keep its workplaces healthy and safe, while ensuring compliance with orders and restrictions imposed by government authorities, everywhere Applied operates in the world.
Applied’s top priority during the COVID-19 pandemic is protecting the health and safety of its employees and their families, customers and community. Applied introduced workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. Applied is keeping its critical labs and operations active and continuing to support customers. In the interest of public health, all onsite operations are utilizing the minimum number of people to safely execute tasks and following enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment.
Applied Materials is committed to helping those most impacted by COVID-19. In regions around the world, Applied and its Foundation are addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on the nonprofit organizations in its communities. Applied has shared masks and equipment to medical facilities, provided blood analysis systems and sent emergency support to food banks.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions, except per share amounts and percentages)
Net sales	$3,957	$3,539	$418	$8,119	$7,292	$827
Gross margin	44.2%	43.2%	1.0 points	44.4%	43.8%	0.6 points
Operating income	$932	$776	$156	$1,974	$1,684	$290
Operating margin	23.6%	21.9%	1.7 points	24.3%	23.1%	1.2 points
Net income	$755	$666	$89	$1,647	$1,437	$210
Earnings per diluted share	$0.82	$0.70	$0.12	$1.78	$1.50	$0.28

Fiscal 2020 and 2019 contain 52 weeks each, and the first six months of fiscal 2020 and 2019 each contained 26 weeks.
During the three months ended April 26, 2020, COVID-19 was designated a pandemic and the resulting restrictions put in place worldwide impacted Applied’s supply chains and manufacturing operations. The semiconductor industry was deemed to be part of a Critical Infrastructure Sector, allowing Applied to continue operations, while ensuring compliance with orders and restrictions imposed by government authorities by putting additional precautionary measures in place to keep its workplaces healthy and safe, everywhere Applied operates in the world.

Even with the unprecedented challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions during the three and six months ended April 26, 2020. Foundry and logic spending increased in the three and six months ended April 26, 2020 compared to the same periods in the prior year led by customer investment in advanced foundry-logic nodes. Spending by memory customers increased in the three months ended April 26, 2020 and decreased in the six months ended April 26, 2020 compared to the same periods in the prior year, as they continue to adjust their new capacity additions and fab utilization rates in response to excess industry supply and inventory levels. Overall semiconductor systems revenue increased in the three and six months ended April 26, 2020 compared to the same periods in the prior year. Applied saw modest growth in its services business driven by an increase in the installed base of equipment and continued growth in revenues from long-term service agreements compared to the same periods in the prior year. Applied’s display and adjacent markets revenue increased in the three months ended April 26, 2020 compared to the same periods in the prior year due to increased investment in display manufacturing equipment for mobile products, and declined in the six months ended April 26, 2020, compared to the same period in the prior year, due to continued weak demand for display manufacturing equipment for mobile products and TVs.
In response to the ongoing COVID-19 pandemic and evolving worldwide response, Applied made adjustments to its global operations and is currently seeing progress in the initial recovery within its supply chain and strong demand from semiconductor customers. The situation remains fluid and uncertain. Applied is actively managing its responses in collaboration with its employees, customers and suppliers. For additional risks associated with the COVID-19 pandemic, see the risk factor entitled “The COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	April 26, 2020		April 28, 2019		Change	April 26, 2020		April 28, 2019		Change

	(In millions, except percentages)
Semiconductor Systems	$2,567	65%	$2,184	62%	18%	$5,381	66%	$4,452	61%	21%
Applied Global Services	1,018	26%	984	28%	3%	2,015	25%	1,946	27%	4%
Display and Adjacent Markets	365	9%	348	10%	5%	697	9%	855	12%	(18)%
Corporate and Other	7	—%	23	—%	(70)%	26	—%	39	—%	(33)%
Total	$3,957	100%	$3,539	100%	12%	$8,119	100%	$7,292	100%	11%

For the three and six months ended April 26, 2020 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment. In addition, the increase in net sales in the six months ended April 26, 2020 was partially offset by decreased customer investments in display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	April 26, 2020		April 28, 2019		Change	April 26, 2020		April 28, 2019		Change

	(In millions, except percentages)
China	$1,138	29%	$993	28%	15%	$2,410	30%	$1,961	27%	23%
Korea	753	19%	441	13%	71%	1,261	16%	1,013	14%	24%
Taiwan	1,029	26%	794	22%	30%	2,394	29%	1,450	20%	65%
Japan	467	12%	520	15%	(10)%	818	10%	1,171	16%	(30)%
Southeast Asia	58	1%	119	3%	(51)%	130	1%	279	4%	(53)%
Asia Pacific	3,445	87%	2,867	81%	20%	7,013	86%	5,874	81%	19%
United States	331	8%	457	13%	(28)%	772	10%	907	12%	(15)%
Europe	181	5%	215	6%	(16)%	334	4%	511	7%	(35)%
Total	$3,957	100%	$3,539	100%	12%	$8,119	100%	$7,292	100%	11%

The changes in net sales in all regions in the three and six months ended April 26, 2020 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending. The increase in net sales to customers in Taiwan and Korea for the three and six months ended April 26, 2020 compared to the same periods in the prior year was primarily due to increased investments in semiconductor manufacturing equipment. The increase in net sales to customers in China for the three and six months ended April 26, 2020 compared to the same periods in the prior year was primarily due to increased investments in semiconductor manufacturing equipment and customer spending on comprehensive service agreements, partially offset by a decrease in customer spending in display manufacturing equipment. The decrease in net sales to customers in all other regions for the three and six months ended April 26, 2020 compared to the same periods in the prior year primarily reflected a decrease in investments in semiconductor and display manufacturing equipment.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

Gross margin	44.2%	43.2%	1.0 points	44.4%	43.8%	0.6 points
Gross margin in the three and six months ended April 26, 2020 increased compared to the same periods in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs, higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, underutilization of headcount due to COVID-19 restrictions preventing travel to customer site and incremental employee compensation related to the COVID-19 pandemic. Gross margin during the three months ended April 26, 2020 and April 28, 2019 included $24 million and $22 million of share-based compensation expense, respectively. Gross margin during the six months ended April 26, 2020 and April 28, 2019 included $55 million and $44 million of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions)
Research, development and engineering	$550	$508	$42	$1,102	$1,024	$78
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
The increases in RD&E expenses during the three and six months ended April 26, 2020 compared to the same periods in the prior year were primarily due to additional headcount and higher expense associated with share-based compensation and variable compensation. These increases reflected Applied’s ongoing investment in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended April 26, 2020 and April 28, 2019 included $27 million and $25 million of share-based compensation expense, respectively. RD&E expense during the six months ended April 26, 2020 and April 28, 2019 included $62 million and $49 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions)
Marketing and selling	$130	$133	$(3)	$265	$264	$1
Marketing and selling expenses remained relatively flat for the three and six months ended April 26, 2020 compared to the same periods in fiscal 2019 primarily. Marketing and selling expenses during the three months ended April 26, 2020 and April 28, 2019 included $8 million and $7 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended April 26, 2020 and April 28, 2019 included $19 million and $15 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions)
General and administrative	$137	$113	$24	$266	$223	$43

G&A expenses in the three and six months ended April 26, 2020 increased compared to the same periods in the prior year primarily due to higher expense associated with business combination activities, variable compensation, and share-based compensation. G&A expenses during the three months ended April 26, 2020 and April 28, 2019 included $12 million and $11 million of share-based compensation expense, respectively. G&A expenses during the six months ended April 26, 2020 and April 28, 2019 included $28 million and $22 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions)
Interest expense	$61	$60	$1	$120	$120	$—
Interest and other income, net	$7	$43	$(36)	$29	$83	$(54)
Interest expenses incurred were primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended April 26, 2020 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three and six months ended April 26, 2020 decreased compared to the same periods in fiscal 2019, primarily driven by higher unrealized gains on equity investment securities and interest income from investments in fiscal 2019, as well as higher impairments of strategic investments recorded in fiscal 2020.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2020	April 28, 2019	Change	April 26, 2020	April 28, 2019	Change

	(In millions, except percentages)
Provision for income taxes	$123	$93	$30	$236	$210	$26
Effective tax rate	14.0%	12.3%	1.7 points	12.5%	12.8%	(0.3) points
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act includes provisions that impact Applied starting in fiscal 2019, including a provision designed to tax global intangible low-taxed income (GILTI). As a result, Applied realized a tax benefit of $50 million in the second quarter and $96 million in the first half of fiscal 2019. On June 14, 2019, the U.S. government released regulations that significantly affect how the GILTI provision of the Tax Act is interpreted. Accordingly, Applied reversed the tax benefit that had been realized in the first half of fiscal 2019.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The enactment of the CARES Act does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the second quarter of fiscal 2020 and 2019 were 14.0 percent and 12.3 percent, respectively. The effective tax rate for the second quarter of fiscal 2020 was higher than the same period in the prior fiscal year primarily due to an increase in tax expense in fiscal 2020 due to the tax benefit taken for GILTI in the second quarter of fiscal 2019 prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable. This was partially offset by changes in uncertain tax positions.
Applied’s effective tax rates for the first half of fiscal 2020 and 2019 were 12.5 percent and 12.8 percent, respectively. The effective tax rate for the first half of fiscal 2020 was lower than the same period in the prior fiscal year primarily due to changes in uncertain tax positions and excess tax benefits from share-based compensation. This was partially offset by an increase in tax expense in fiscal 2020 due to the tax benefit taken in the first half of fiscal 2019 for GILTI prior to the release of regulations on June 14, 2019 which resulted in the benefit no longer being realizable.

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
Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first six months of fiscal 2020. Foundry and logic spending increased in the three and six months ended April 26, 2020 compared to the same periods in the prior year led by customer investment in advanced foundry-logic nodes. Spending by memory customers increased in the three months ended April 26, 2020 and decreased in the six months ended April 26, 2020 compared to the same periods in the prior year, as they continue to adjust their new capacity additions and fab utilization rates in response to excess industry supply and inventory levels. Overall semiconductor systems revenue increased in the three and six months ended April 26, 2020 compared to the same periods in the prior year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 26, 2020	April 28, 2019	Change		April 26, 2020	April 28, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$2,567	$2,184	$383	18%	$5,381	$4,452	$929	21%
Operating income	$782	$579	$203	35%	$1,697	$1,210	$487	40%
Operating margin	30.5%	26.5%		4.0 points	31.5%	27.2%		4.3 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Foundry, logic and other	56%	58%	62%	51%
Dynamic random-access memory (DRAM)	22%	18%	18%	19%
Flash memory	22%	24%	20%	30%
	100%	100%	100%	100%

Net sales for the three months ended April 26, 2020 increased, in absolute dollars, compared to the same period in the prior year primarily due to higher spending from foundry, logic and other customers, as well as increase in spending from memory customers. Net sales for the six months ended April 26, 2020 increased compared to the same period in the prior year primarily due to higher spending from foundry, logic and other customers, partially offset by decreased spending from memory customers. Operating margin for the three and six months ended April 26, 2020 increased compared to the same periods in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, lower travel related spending due to COVID-19 travel restrictions, partially offset by increased RD&E expenses, higher freight costs, higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and incremental employee compensation related to the COVID-19 pandemic. Two customers each accounted for more than 10 percent of this segment’s total net sales, in the three months ended April 26, 2020.
The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Six Months Ended
	April 26, 2020		April 28, 2019		Change	April 26, 2020		April 28, 2019		Change

	(In millions, except percentages)
Taiwan	$815	32%	$604	27%	35%	$1,993	37%	$1,073	24%	86%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 26, 2020	April 28, 2019	Change		April 26, 2020	April 28, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$1,018	$984	$34	3%	$2,015	$1,946	$69	4%
Operating income	$256	$283	$(27)	(10)%	$534	$568	$(34)	(6)%
Operating margin	25.1%	28.8%		(3.7) points	26.5%	29.2%		(2.7) points

Net sales for the three and six months ended April 26, 2020 increased compared to the same periods in the prior year primarily due to higher customer spending on comprehensive service agreements and legacy systems. In addition, the increase in net sales for the six months ended April 26, 2020 was partially offset by lower customer spending on semiconductor spares. Operating income and operating margin for the three and six months ended April 26, 2020 compared to the same periods in the prior year decreased primarily due to an increase in headcount to support business growth, underutilization of headcount due to COVID-19 restrictions preventing travel to customer sites, higher freight costs and incremental employee compensation related to the COVID-19 pandemic. In the three months ended April 26, 2020, three customers each accounted for more than 10 percent of this segment’s total net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 26, 2020	April 28, 2019	Change		April 26, 2020	April 28, 2019	Change

	(In millions, except percentages and ratios)
Net sales	$365	$348	$17	5%	$697	$855	$(158)	(18)%
Operating income	$75	$42	$33	79%	$113	$157	$(44)	(28)%
Operating margin	20.5%	12.1%		8.4 points	16.2%	18.4%		(2.2) points

Net sales for the three months ended April 26, 2020 increased slightly compared to the same period in the prior year primarily due to higher customer investment in display manufacturing equipment for mobile products, partially offset by the decrease in customer investments in display manufacturing equipment for TVs. Net sales for the six months ended April 26, 2020 decreased compared to the same period in the prior year primarily due to lower customer investments in display manufacturing equipment for mobile products and TVs. Operating income and operating margin for the three months ended April 26, 2020 increased compared to the same period in the prior year due to favorable changes in customer and product mix and lower travel related spending due to COVID-19 travel restrictions. Operating income and operating margin for the six months ended April 26, 2020 decreased compared to the same period in the prior year, reflecting lower net sales and unfavorable changes in customer and product mix, offset by lower travel related spending due to COVID-19 travel restrictions. In the three months ended April 26, 2020, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 68 percent of this segment’s total net sales, with one customer accounting for approximately 42 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Six Months Ended
	April 26, 2020		April 28, 2019		Change	April 26, 2020		April 28, 2019		Change

	(In millions, except percentages)
China	$312	85%	$328	94%	(5)%	$616	88%	$805	94%	(23)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	April 26, 2020	October 27, 2019

	(In millions)
Cash and cash equivalents	$5,281	$3,129
Short-term investments	423	489
Long-term investments	1,678	1,703
Total cash, cash-equivalents and investments	$7,382	$5,321
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 26, 2020	April 28, 2019

	(In millions)
Cash provided by operating activities	$1,622	$1,634
Cash provided by (used in) investing activities	$3	$(195)
Cash provided by (used in) financing activities	$642	$(1,763)
Operating Activities
Cash from operating activities for the six months ended April 26, 2020 was $1.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first six months of fiscal 2020 compared to the same period in the prior year primarily due to higher payments to suppliers and income taxes, offset by higher cash collections.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $364 million and $1.1 billion of accounts receivable during the six months ended April 26, 2020 and April 28, 2019, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the six months ended April 26, 2020 and April 28, 2019.
Applied’s working capital was $8.0 billion as of April 26, 2020 and $5.8 billion as of October 27, 2019.

Days sales outstanding for the three months ended April 26, 2020 and April 28, 2019 were 60 days and 58 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to lower accounts receivable factoring compared to the same period in the prior year, partially offset by improved linearity.
Investing Activities
Applied generated $3 million of cash from investing activities during the six months ended April 26, 2020. Capital expenditures totaled $173 million and proceeds from sales and maturities of investments, net of purchases of investments were $203 million during the six months ended April 26, 2020.
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

Financing Activities
Applied generated $642 million of cash from financing activities during the six months ended April 26, 2020, consisting primarily of net proceeds received from the borrowings under the Revolving Credit Agreement of $1.5 billion, offset by repurchases of common stock of $399 million, cash dividends to stockholders of $385 million and tax withholding payments for vested equity awards of $163 million.
In March 2020 and December 2019, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.22 and $0.21 per share, respectively. The dividend declared in March 2020 is payable in June 2020. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. Applied entered into the Revolving Credit Agreement in February 2020, which replaced Applied’s prior $1.5 billion revolving credit agreement that was scheduled to expire in September 2021. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of April 26, 2020.
In March 2020 Applied borrowed the full $1.5 billion available under the Revolving Credit Agreement in order to increase its cash position and preserve financial flexibility in light of recent uncertainty in the global markets resulting from the COVID-19 outbreak. Applied may repay borrowings under the Revolving Credit Agreement at any time and the maturity date of the Revolving Credit Agreement is February 21, 2025, unless extended, at which time the outstanding amount of loans, if any, must be repaid in full. The initial interest rate for the borrowing under the Revolving Credit Agreement is one-month LIBOR plus a margin of 0.875%, based on Applied’s public debt credit ratings.
Subsequent to April 26, 2020, Applied repaid the full $1.5 billion of borrowings under the Revolving Credit Agreement on May 13, 2020. Pursuant to the terms of the Revolving Credit Agreement, Applied may at any time and from time to time borrow, repay and reborrow under the Revolving Credit Agreement during the term of the facility.
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
At April 26, 2020, $1.5 billion was outstanding under the Revolving Credit Agreement and no amounts were outstanding under the other credit facilities described above. At October 27, 2019 no amounts were outstanding under any of these facilities.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount $1.5 billion. As of April 26, 2020, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.

Applied had senior unsecured notes in the aggregate principal amount of $5.4 billion outstanding as of April 26, 2020. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of April 26, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $146 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 26, 2020, Applied has provided parent guarantees to banks for approximately $151 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of April 26, 2020, Applied has $857 million of total payments remaining, payable in installments in the next six years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring charges and any associated adjustments; certain incremental expenses related to COVID-19; impairments of assets, or investments; gain or loss on sale of strategic investments; certain income tax items and other discrete adjustments. On a non-GAAP basis, the tax effect related to share-based compensation is recognized ratably over the fiscal year. Additionally, non-GAAP results exclude estimated discrete income tax expense items associated with U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$1,749	$1,530	$3,607	$3,195
Certain items associated with acquisitions[1]	8	9	17	19
Certain incremental expenses related to COVID-19[5]	8	—	8	—
Non-GAAP adjusted gross profit	$1,765	$1,539	$3,632	$3,214
Non-GAAP adjusted gross margin	44.6%	43.5%	44.7%	44.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$932	$776	$1,974	$1,684
Certain items associated with acquisitions[1]	13	14	26	28
Acquisition integration and deal costs	21	4	34	7
Certain incremental expenses related to COVID-19[5]	10	—	10	—
Non-GAAP adjusted operating income	$976	$794	$2,044	$1,719
Non-GAAP adjusted operating margin	24.7%	22.4%	25.2%	23.6%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$755	$666	$1,647	$1,437
Certain items associated with acquisitions[1]	13	14	26	28
Acquisition integration and deal costs	21	4	34	7
Certain incremental expenses related to COVID-19[5]	10	—	10	—
Realized loss (gain) on strategic investments, net	5	(4)	7	(6)
Unrealized loss (gain) on strategic investments, net	2	(7)	4	(17)
Income tax effect of share-based compensation[2]	8	1	(25)	(4)
Income tax effect of changes in applicable U.S. tax laws[3]	—	—	—	(24)
Income tax effects related to amortization of intra-entity intangible asset transfers	16	(31)	37	(59)
Resolution of prior years’ income tax filings and other tax items	(3)	17	(4)	76
Income tax effect of non-GAAP adjustments[4]	(10)	—	(15)	1
Non-GAAP adjusted net income	$817	$660	$1,721	$1,439

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
3	Charges to income tax provision related to a one-time transition tax as a result of U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.
5	Temporary incremental employee compensation during the COVID-19 pandemic.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$0.82	$0.70	$1.78	$1.50
Certain items associated with acquisitions	0.01	0.01	0.02	0.03
Acquisition integration and deal costs	0.02	—	0.04	—
Certain incremental expenses related to COVID-19	0.01	—	0.01	—
Realized loss (gain) on strategic investments, net	0.01	—	0.01	—
Unrealized loss (gain) on strategic investments, net	—	—	—	(0.02)
Income tax effect of share-based compensation	0.01	—	(0.03)	(0.01)
Income tax effect of changes in applicable U.S. tax laws	—	—	—	(0.02)
Income tax effects related to amortization of intra-entity intangible asset transfers	0.02	(0.03)	0.04	(0.06)
Resolution of prior years’ income tax filings and other tax items	(0.01)	0.02	(0.01)	0.08
Non-GAAP adjusted earnings per diluted share	$0.89	$0.70	$1.86	$1.50
Weighted average number of diluted shares	923	948	925	957

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	April 26, 2020	April 28, 2019	April 26, 2020	April 28, 2019

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$782	$579	$1,697	$1,210
Certain items associated with acquisitions[1]	10	10	20	21
Certain incremental expenses related to COVID-19[2]	6	—	6	—
Non-GAAP adjusted operating income	$798	$589	$1,723	$1,231
Non-GAAP adjusted operating margin	31.1%	27.0%	32.0%	27.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$256	$283	$534	$568
Certain incremental expenses related to COVID-19[2]	4	—	4	—
Non-GAAP adjusted operating income	$260	$283	$538	$568
Non-GAAP adjusted operating margin	25.5%	28.8%	26.7%	29.2%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$75	$42	$113	$157
Certain items associated with acquisitions[1]	3	4	6	7
Non-GAAP adjusted operating income	$78	$46	$119	$164
Non-GAAP adjusted operating margin	21.4%	13.2%	17.1%	19.2%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.9 billion as of April 26, 2020. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of April 26, 2020, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of April 26, 2020, the aggregate principal of long-term senior notes issued by Applied was $4.8 billion with an estimated fair value of $5.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $587 million as of April 26, 2020.
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
Changes in Internal Control Over Financial Reporting
Due to the COVID-19 pandemic, portions of Applied’s employees worldwide are working remotely, with some of them under shelter-in-place orders and other restrictions. Business continuity plans are in effect in order to mitigate potential impact on Applied’s control environment and its operating and disclosure controls and procedures. The design of business continuity plans, which include remote access to secure data when needed, allow for remote and reliable execution of Applied’s operating and disclosure controls and procedures.
Applied evaluated the impact of the COVID-19 pandemic on its internal control over financial reporting. During the second quarter of fiscal 2020, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2019 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report. Many of the risk factors described below may be exacerbated by the COVID-19 pandemic and global measures taken in response thereto and any worsening of the global business and economic conditions as a result.
The COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results.
The COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may further adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations in Asia and other parts of the world, and the operations of Applied’s customers, suppliers and partners in California, Malaysia and other parts of the world. There is considerable uncertainty regarding the duration, scope and severity of the pandemic and the impacts on our business and the global economy from the effects of the pandemic and response measures. While Applied is currently seeing progress in the initial recovery within its supply chain, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites to protect the health and safety of employees, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability and loss of employee productivity at Applied and customer sites due to travel restrictions. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels. In addition, the pandemic and the impact of the foregoing measures in various forms and in varying degrees could have a significant impact on the global economic activity and could also result in reduced demand for our products, delayed deliveries, cancelled orders or increase in logistics and operating costs, and materially adversely affect Applied’s business, financial condition and results of operations.
The degree to which the pandemic ultimately impacts Applied’s financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, the extent and effectiveness of containment actions, effectiveness of government stimulus programs, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.
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

To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity across its businesses, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not effectively manage these challenges during periods of changing demand, including as a result of the COVID-19 pandemic and its effects, its business performance and results of operations may be adversely impacted. Even with effective allocation of resources and management of costs, during periods of decreasing demand, Applied’s gross margins and earnings may be adversely impacted.
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended April 26, 2020, approximately 92 percent of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•direct and indirect global trade issues and changes in and uncertainties with respect to trade policies (including the impact of the rules published by the U.S. Department of Commerce on April 28, 2020 and May 15, 2020 relating to certain export license requirements and the ability to obtain required import and export licenses), trade sanctions, tariffs, and international trade disputes;
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
•delays or restrictions in shipping materials or finished products between and within countries;
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
As more fully discussed in the risk factor “The COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may further adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations in Asia and other parts of the world, and the operations of Applied’s customers, suppliers and partners in California, Malaysia and other parts of the world.
International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could have an adverse impact on our operations.
We sell a significant majority of our products into countries outside of the United States including China, Taiwan, Japan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. The United States and other countries have imposed and may continue to impose trade restrictions, and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses could potentially limit our markets and impact our business. For example, on April 28, 2020, the U.S. Department of Commerce published rules that will expand export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses. When effective, this rule may require us to apply for additional export licenses for certain of our products sold to certain customers in China. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation, interpretation and impact on our business of this rule is uncertain, and this rule and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. Additionally, on May 15, 2020, the U.S. Department of Commerce also published a rule that could require certain of Applied’s customers to obtain export licenses for the export of chipsets designed by Huawei or its affiliates that are the direct product of US-origin semiconductor manufacturing equipment. While this new rule does not impose additional license requirements for the export of Applied’s products, it could potentially limit the demand for U.S. origin equipment among a small group of Applied’s customers that may be using U.S. origin equipment to supply Huawei and its affiliates with chipsets.
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
In particular, the COVID-19 outbreak has resulted in increased volatility in global financial markets, increases in levels of unemployment, and economic uncertainty, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers.
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
•the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in local economic conditions and governmental policies in China, Korea, Japan and the United States;
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
Applied has $5.4 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility, and a $2.0 billion term loan facility to finance in part its planned acquisition of Kokusai Electric. While no amounts were outstanding under either credit agreement as of May 14, 2020, Applied may borrow amounts in the future under either or both of these agreements. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the COVID-19 pandemic, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
As more fully discussed in the risk factor “The COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may further adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations in Asia and other parts of the world, and the operations of Applied’s customers, suppliers and partners in California, Malaysia and other parts of the world.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information as of April 26, 2020 with respect to the shares of common stock repurchased by Applied during the second quarter of fiscal 2020 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
January 27, 2020 to February 23, 2020)	1.0	$62.92	$63	1.0	$1,661
Month #2
(February 24, 2020 to March 22, 2020)	2.7	$46.41	125	2.7	$1,536
Month #3
(March 23, 2020 to April 26, 2020)	0.3	$39.95	11	0.3	$1,525
Total	4.0	$50.14	$199	4.0

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	03/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.2	03/16/2020
10.1	Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein	8-K	000-06920	10.1	02/21/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 21, 2020

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 21, 2020