Form 10-K
period 2020-10-25
APPLIED MATERIALS INC /DE
filed 2020-12-11
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2020, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $47,228,292,437
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 4, 2020: 914,344,189
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve a number of risks and uncertainties.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, including the proposed acquisition of Kokusai Electric Corporation (Kokusai Electric), growth opportunities, restructuring activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 25, 2020

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

Semiconductor Systems
Applied’s Semiconductor Systems segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment includes semiconductor capital equipment used for many steps of the chip making process including the transfer of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. Applied’s patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Applied’s transistor and interconnect products and technologies enable continued power and performance improvements of 3D transistors. Applied’s metrology, inspection and review systems’ imaging capabilities and algorithms employ optical and e-beam technologies to meet the most advanced technical demands in areas including self-aligned double and quad patterning, extreme ultraviolet layers, measurement-intensive optimal proximity correction mask qualification, and new 3D architectures. Applied’s packaging technologies address challenges resulting from the increasing heterogeneous integration of multiple IC dies in a single package. Applied delivers leading-edge capabilities that enable chipmakers to establish accurate statistical process control, ramp up production runs rapidly, and achieve consistently high production yields. Applied’s new equipment is sold to integrated device manufacturers and foundries worldwide.

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
Centris and Producer Systems
Selective Processing (Deposition and Removal)
Selective processing uses specially co-designed chemical and materials interactions to enable delicate and precise deposition and removal of target materials.
Endura and Producer Systems
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
SEMVision G7 Defect Analysis PROVision eBeam Inspection UVision 8 Inspection VeritySEM 5i Metrology Aera4 Mask Inspection

Applied Global Services
The Applied Global Services® (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system in more than 110 locations and trained service engineers located in close proximity to customer sites in 19 countries to support over 44,900 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

AGS Solutions and Technology
Technology-Enabled Services® A comprehensive service product portfolio that combines service technology and tool specific performance commitments in order to optimize customer factory productivity.
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

Automation Software
Applied SmartFactory® automation software portfolio coordinates and streamlines every aspect of a factory-the processes, equipment and people-to provide competitive advantage to customers.

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
Backlog by reportable segment as of October 25, 2020 and October 27, 2019 was as follows:

	2020		2019

	(In millions, except percentages)
Semiconductor Systems	$2,880	43%	$2,925	45%
Applied Global Services	2,607	39%	2,073	32%
Display and Adjacent Markets	1,115	17%	1,453	23%
Corporate and Other	54	1%	22	—%
Total	$6,656	100%	$6,473	100%
Of the total backlog as of October 25, 2020, approximately 16% is not reasonably expected to be filled within the next 12 months.
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
Manufacturing, Raw Materials and Supplies
Applied’s worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including Germany, Israel, Italy, Mexico, Singapore, Taiwan, the United States and other countries in Asia. Applied uses qualified vendors, including contract manufacturers, to supply parts, services and product support.
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
Applied’s product development and engineering organizations are located primarily in the United States, as well as in China, Europe, India, Israel, Singapore and Taiwan. In addition, certain outsourced RD&E activities, process support and customer demonstrations are performed in the United States, India, China, Singapore and Taiwan.

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

	2020	2019	2018
Samsung Electronics Co., Ltd.	18%	*	13%
Taiwan Semiconductor Manufacturing Company Limited	18%	14%	*
Intel Corporation	*	12%	11%
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
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the Internet of Things, 5G networks, smart vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied offers a variety of differentiated products that must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product depending on market requirements. There are a number of competitors serving the semiconductor manufacturing equipment industry, which has experienced increasing consolidation. Some of these competitors offer a single product line and others offer multiple product lines, and range from serving a single region to global, diversified companies.
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

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 14,300 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
Governmental Regulation
As a public company with global operations, Applied is subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel regulations, privacy, and anti-corruption.
With respect to environmental, health and safety regulation, Applied maintains a number of programs that are primarily preventative in nature and regularly monitors ongoing compliance with applicable laws and regulations. In addition, Applied has trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination. See also “Risk Factors – Risks Related to Legal and Compliance - Applied is subject to risks associated with environmental, health and safety regulations” for further details.
Applied is subject to income taxes in the United States and foreign jurisdictions. Applied’s provision for income taxes and effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. See “Risk Factors – Risks Related to Legal and Compliance – Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws”. For additional discussions regarding the impact of compliance with income tax laws and regulations on Applied’s business and operations, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Income Taxes” and “Note 15 of the Notes to the Consolidated Financial Statements”.
Additionally, Applied is regulated under various international laws regarding the purchase and sale of goods and related items, including but not limited to those related to imposition of tariffs and other taxes, requirements for import/export licenses and limitations on transfer of intellectual property. See “Risk Factors – Risks Associated with Operating a Global Business – International trade disputes could result in increase in tariffs and other trade restrictions and protectionist measures that could have an adverse impact on our operations” for further details.

Applied’s People
Applied’s commitment to innovation begins with the commitment to creating an environment in which Applied’s employees can do their best work. Applied’s ability to create differentiated value in the marketplace is driven by the capability of the Company’s people to anticipate technology inflections and integrate customer requirements. To achieve this level of value creation, Applied believes it must find, develop and keep a world-class global workforce. The Company invests in its employees by providing quality training and learning opportunities; promoting inclusion and diversity; and upholding a high standard of ethics and respect for human rights.
As of October 25, 2020, Applied employed approximately 24,000 regular full-time employees, of whom approximately 44%, 43% and 13% resided in the Asia-Pacific region, North America, and Europe, Middle East and Africa, respectively. Applied’s team spans 19 countries, reflecting various cultures, backgrounds, ages, gender identity, sexual orientation, and ethnicities.
Diversity and Inclusion
Applied knows that its diversity is one of its greatest strengths. The Company therefore strives to provide fair and equal opportunity for career development and advancement to all its employees and incorporates respect for diverse backgrounds and perspectives into the Company’s culture at every level – from strategy and policy down to everyday interactions.
Applied expects that its commitment to strengthening the Company’s culture of inclusion will broaden the diversity of its workplace and help Applied build a culture that benefits everyone. In recent years, Applied continued to make progress in its culture of inclusion journey, including, among other things, expanding gender diversity on the Company’s Board to 30% female membership, increasing female representation in the U.S. and global workforce, and increasing U.S. underrepresented minority representation.
Talent Acquisition and Retention
Applied believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate qualified employees. As part of the Company’s effort to attract and motivate employees, Applied offers competitive rewards, compensation and benefits, including an Employee Stock Purchase Plan, healthcare and retirement benefits, parental and family leave, adoption credits, holiday and paid time off, and tuition assistance.
Employee Learning & Development
Applied believes continuous learning by its people feeds the Company’s pipeline of innovation and pays off in employee retention. Applied’s business units maintain an independent strategy for skill-building, using content that is owned, supervised, developed, and managed by each unit’s learning team. At the same time, these skill-building programs are aligned around a common set of objectives and framework focused on compliance, technical, professional and management development. For example, the Company’s Environmental, Health & Safety (EHS) and Sustainability organization leads employee training and awareness on EHS management issues and the certification processes for safety and skills related to technical manufacturing and engineering work. In addition, all employees have opportunities for training on a wide range of general professional skills that are designed to help them to be more effective in their current and future roles. There is an expectation that every employee has a development goal as a part of individual performance objectives. Historically more than 85% of employees have had development objectives.

Employee Engagement, Organizational Health and Pandemic Response
Applied manages and measures organizational health with a view to gaining insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement and inclusion with the company. The Company uses McKinsey & Company’s Organizational Health Index (OHI) and employee engagement pulse surveys to measure its organizational health and employee experiences. In fiscal 2019, Applied achieved an overall “healthy” rating on the OHI and continued to rank in the top quartile for overall health in the McKinsey database. Insights from the Company’s OHI survey are used to develop both company-wide and business unit level organizational and talent development plans.
Applied’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of its employees and their families, customers and community. Applied continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. Applied is keeping its critical labs and operations active consistent with local laws and regulations and continuing to support customers. In the interest of public health, all onsite operations are utilizing the minimum number of people to safely execute tasks and following enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment.
Additional information regarding Applied’s activities related to its people and sustainability, as well as its workforce diversity data, can be found in Applied’s latest Sustainability Report and Annex thereto, which are located on its website at https://www.appliedmaterials.com/news/citizenship_report.html. The Sustainability Report and the Annex thereto are updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Information about our Executive Officers
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Ginetto Addiego(2)	Senior Vice President, Operations and Quality
Daniel J. Durn(3)	Senior Vice President, Chief Financial Officer
Teri Little(4)	Senior Vice President, Chief Legal Officer and Corporate Secretary
Omkaram Nalamasu(5)	Senior Vice President, Chief Technology Officer
Prabu Raja(6)	Senior Vice President, Semiconductor Products Group
Ali Salehpour(7)	Senior Vice President, Services, Display and Flexible Technology
Charles Read(8)	Corporate Vice President, Corporate Controller and Chief Accounting Officer
(1)Mr. Dickerson, age 63, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Dr. Addiego, age 61, has been Senior Vice President, Operations and Quality since June 2015. He served as Senior Vice President, Engineering from March 2014 to June 2019. He previously worked at Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Facilities and Real Estate, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a public company listed on Nasdaq and a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President of Corporate Global Operations responsible for Central Engineering, Facilities, Real Estate, Human Resources and Information Technology, and as Chief Administrative Officer.
(3)Mr. Durn, age 54, has been Senior Vice President and Chief Financial Officer of Applied since August 2017. Previously, Mr. Durn was Executive Vice President and Chief Financial Officer of NXP Semiconductors N.V., a semiconductor manufacturer (NXP), from December 2015 to August 2017. Mr. Durn served as Senior Vice President of Finance and Chief Financial Officer of Freescale Semiconductor, Inc., from June 2014 until its merger with NXP in December 2015. Prior to Freescale, Mr. Durn was Chief Financial Officer and Executive Vice President of Finance and Administration at GlobalFoundries, a semiconductor foundry, which he joined in December 2011.
(4)Ms. Little, age 56, joined Applied as Senior Vice President, Chief Legal Officer and Corporate Secretary in June 2020. Prior to joining Applied, Ms. Little served as Executive Vice President, Chief Legal Officer and Corporate Secretary at KLA Corporation from August 2017 to June 2020. Prior to that she was Senior Vice President, General Counsel and Corporate Secretary of KLA Corporation from October 2015 until August 2017, and prior to that she held various other positions at KLA Corporation since 2002. Prior to joining KLA Corporation, she was a Senior Corporate Associate at Wilson Sonsini Goodrich & Rosati, and a Litigation Associate at Heller Ehrman White & McAuliffe.
(5)Dr. Nalamasu, age 62, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.
(6)Dr. Raja, age 58, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017.  He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.

(7)Mr. Salehpour, age 59, has been Senior Vice President, Services, Display and Flexible Technology since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager, and worked for 10 years in senior management positions at Schlumberger Test Systems.
(8)Mr. Read, age 54, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results.
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. While Applied continues to see progress in the recovery within its supply chain, travel and logistics restrictions, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites to protect the health and safety of employees, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels. In addition, the pandemic and the impact of the foregoing measures in various forms and in varying degrees have had, and may continue to have a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially adversely affect Applied’s business, financial condition and results of operations.
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
Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2020, approximately 90% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•direct and indirect global trade issues and changes in and uncertainties with respect to trade policies (including the impact of the implementation and interpretation of the rules published by the U.S. Department of Commerce on April 28, 2020 and August 17, 2020 relating to certain export license requirements and the ability to obtain required import and export licenses), trade sanctions, tariffs, and international trade disputes;
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
As more fully discussed in the risk factor “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally.

International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.
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
Certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses have limited and could further limit our markets and impact our business. For example, on April 28, 2020, the U.S. Department of Commerce published rules, which became effective on June 29, 2020, that expanded export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, and eliminated certain export license exceptions that applied to exports of certain items to China. On September 25, 2020, the U.S. Department of Commerce designated a certain customer in China as a military end user. These trade restrictions and their interpretation by the U.S. Department of Commerce require us to apply for additional export licenses for certain of our products sold to certain customers in China, including products sold to customers that the U.S. Department of Commerce has determined to present a risk of diversion to a military end use. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation and interpretation of these rules are ongoing and their impact on our business is uncertain, and these rules and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. Additionally, on August 17, 2020, the U.S. Department of Commerce published a final rule that does not impose additional license requirements for the export of Applied’s products but could require certain of Applied’s customers to obtain licenses for the export of wafers, chipsets and certain related items to Huawei or its affiliates that are the direct product of US-origin semiconductor manufacturing equipment and thus could potentially limit the demand for certain of Applied’s products from such customers.
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
In particular, impacts of the ongoing COVID-19 pandemic have resulted in increased volatility in global financial markets, increases in levels of unemployment, and economic uncertainty, and may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers.

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
Applied maintains an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate (including from impacts of the ongoing COVID-19 pandemic) and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit Applied’s ability to access cash in the affected accounts, which could affect its ability to manage its operations.
Risks Associated with Applied’s Industry
The industries that Applied serves can be volatile and difficult to predict.
As a supplier to the global semiconductor and display and related industries, Applied is subject to variable industry conditions, since demand for manufacturing equipment and services can change depending on several factors, including the nature and timing of technology inflections and advances in fabrication processes, the timing and requirements of new and emerging technologies and market drivers, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, consumer buying patterns and general economic conditions. Applied’s industries historically have been cyclical, and are subject to volatility and sudden changes in customer requirements for new manufacturing capacity and advanced technology. These changes can affect the timing and amounts of customer investments in technology and manufacturing equipment and can have a significant impact on Applied’s net sales, operating expenses, gross margins and net income. The amount and mix of capital equipment spending between different products and technologies can have a significant impact on Applied’s results of operations.
To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity across its businesses, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not effectively manage these challenges during periods of changing demand, including as a result of the ongoing COVID-19 pandemic and its effects, its business performance and results of operations may be adversely impacted. Even with effective allocation of resources and management of costs, during periods of decreasing demand, Applied’s gross margins and earnings may be adversely impacted.
Applied is exposed to risks associated with a highly concentrated customer base.
Applied’s customer base is highly concentrated, and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated, particularly in China, Taiwan and Korea. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of the ongoing COVID-19 pandemic), Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur additional bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.

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
If Applied does not accurately forecast and allocate appropriate resources and investment towards addressing, key technology changes and inflections, successfully develop and commercialize products to meet demand for new technologies, and effectively address industry trends, its business and results of operations may be adversely impacted.
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
Applied operates in a highly competitive environment in which innovation is critical, and its future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of its equipment, services and related products, and its ability to increase its position in its current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment, and that may require greater collaboration with customers and other industry participants, have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs, longer development cycles, lower profits and may have unforeseen product design or manufacturing defects. To compete successfully, Applied must:
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
Risks Related to Applied’s Business, Finance and Operations
Applied is exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.
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

•following completion of acquisitions, ineffective integration of businesses, operations, systems, digital and physical security, technologies, products, employees, compliance programs, changes in laws or regulations, including tax laws, or other factors, may impact the ability to realize anticipated synergies or other benefits;
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
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, cybersecurity, privacy policies and compliance programs, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;
•impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;
•the risk of litigation or claims associated with a proposed or completed transaction;
•unknown, underestimated, undisclosed or undetected commitments or liabilities or non-compliance with laws, regulations or policies; and
•the inappropriate scale of acquired entities’ critical resources or facilities for business needs.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility, and a $2.0 billion term loan facility to finance in part its planned acquisition of Kokusai Electric. While no amounts were outstanding under either credit agreement as of October 25, 2020, Applied may borrow amounts in the future under either or both of these agreements. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Applied’s business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, including components and subassemblies, from suppliers, including contract manufacturers. The inability to timely obtain sufficient quantities of parts can have an adverse impact on Applied’s manufacturing operations and ability to meet customer demand for equipment, spares and services. Some key parts are subject to long lead-times or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Variable industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain. These conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver or install products or services, increased costs or customer order cancellations as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of materials;
•difficulties or delays in obtaining required import or export approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
As more fully discussed in the risk factor “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally.
If a supplier fails to meet Applied’s requirements concerning quality, cost, protection of intellectual property, socially-responsible business practices, or other performance factors, Applied may transfer its business to alternative sources, which could entail manufacturing delays, additional costs or other difficulties, and may also result in a loss of Applied’s ability to protect, enforce and extract the full value of its or its customers’ and other third parties’ intellectual property rights, which could have an adverse impact on its business and competitive position and subject Applied to legal proceedings and claims. If Applied is unable to meet its customers’ demand for a prolonged period due to its inability to obtain certain parts or components, it could affect its ability to manage its operations, and have an adverse impact on Applied’s business, results of operations and customer relationships. In addition, if Applied needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in Applied’s manufacturing operations and supply chain and the associated effect on Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases inventory in anticipation of customer demand that does not materialize or rendered obsolete by the rapid pace of technological change, or if customers reduce or delay orders, Applied may incur excess or obsolete inventory charges.

The ability to attract, retain and motivate key employees is vital to Applied’s success.
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing global competition for talent, the availability of qualified employees in the local and global markets, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact Applied’s business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new workers to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
Risks Related to Intellectual Property and Cybersecurity
Applied is exposed to various risks related to protection and enforcement of intellectual property rights.
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
Risks Related to Legal and Compliance
Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws.
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
In addition, Applied is subject to examination by the U.S. Internal Revenue Service and other tax authorities, and from time to time amends previously filed tax returns. Applied regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of its provision for income taxes, which requires estimates and judgments. Although Applied believes its tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. Applied may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that Applied will be successful or that any final determination will not be materially different from the treatment reflected in Applied’s historical income tax provisions and effective tax rates.

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

Item 1B:      Unresolved Staff Comments
None.

Item 2:      Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	4,978	2,472	7,450
Leased	1,110	1,602	2,712
Total	6,088	4,074	10,162
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

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 4, 2020, there were 2,860 registered holders of Applied common stock. Information regarding quarterly cash dividends declared on Applied Materials’s common stock during fiscal 2020, 2019 and 2018 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 25, 2015 through October 25, 2020. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the PHLX Semiconductor Index over the same period. The comparison assumes $100 was invested on October 25, 2015 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

*Assumes $100 invested on 10/25/15 in stock or 10/31/15 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2020 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/25/2015	10/30/2016	10/29/2017	10/28/2018	10/27/2019	10/25/2020
Applied Materials	100.00	177.60	354.97	205.10	360.44	399.81
S&P 500 Index	100.00	104.76	129.77	136.27	158.11	184.74
PHLX Semiconductor Index	100.00	122.17	191.73	178.03	259.79	378.46

Issuer Purchases of Equity Securities
The following table provides information as of October 25, 2020 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2020 pursuant to a publicly announced stock repurchase program approved by the Board of Directors in February 2018, which authorized up to an aggregate of $6.0 billion in repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(July 27, 2020 to August 23, 2020)	0.8	$64.40	$50	0.8	$1,275
Month #2
(August 24, 2020 to September 20, 2020)	—		—	—	$1,275
Month #3
(September 21, 2020 to October 25, 2020)	—		—	—	$1,275
Total	0.8	$64.40	$50	0.8

Item 6:     Selected Financial Data
The following selected financial information has been derived from Applied’s historical audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the accompanying notes for the corresponding fiscal years:

Fiscal Year(1)	2020	2019	2018	2017	2016

	(In millions, except percentages and per share amounts)
Net sales	$17,202	$14,608	$16,705	$14,698	$10,825
Gross profit	$7,692	$6,386	$7,517	$6,612	$4,511
Gross margin	44.7%	43.7%	45.0%	45.0%	41.7%
Research, development and engineering	$2,234	$2,054	$2,022	$1,781	$1,540
Operating income	$4,365	$3,350	$4,491	$3,936	$2,152
Operating margin	25.4%	22.9%	26.9%	26.8%	19.9%
Income before income taxes	$4,166	$3,269	$4,396	$3,816	$2,013
Net income	$3,619	$2,706	$3,038	$3,519	$1,721
Earnings per diluted share	$3.92	$2.86	$2.96	$3.25	$1.54
Long-term debt	$5,448	$4,713	$5,309	$5,304	$3,125
Cash dividends declared per common share	$0.87	$0.83	$0.70	$0.40	$0.40
Total assets	$22,353	$19,024	$17,633	$19,190	$14,570

(1)Each fiscal year ended on the last Sunday in October. Fiscal 2020, 2019, 2018, and 2017 each contained 52 weeks, and fiscal 2016 contained 53 weeks.

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

•Applied's Pandemic Response
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
Applied’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of its employees and their families, customers and community. Applied continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. Applied is keeping its critical labs and operations active and continuing to support customers. In the interest of public health, all onsite operations are utilizing the minimum number of people to safely execute tasks and following enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment.
Applied has a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business needs, local government regulations, community case trends, and recommendation from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures.
Applied Materials is committed to helping those most impacted by the ongoing COVID-19 pandemic. In regions around the world, Applied and its Foundation are addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on the nonprofit organizations in its communities. Applied has shared masks and equipment with medical facilities, provided blood analysis systems to medical professionals and sent emergency support to food banks.
Applied will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on its business, its customers’ and suppliers’ businesses and its communities.

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
Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. Spending by semiconductor customers, which include companies that operate in the foundry, logic and memory markets, is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the Internet of Things, 5G networks, smart vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Demand for display manufacturing equipment spending depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices, and investments in new types of display technologies. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and the timing of capacity expansion to meet end-market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.
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
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions, except per share amounts and percentages)
Net sales	$17,202	$14,608	$16,705	$2,594	$(2,097)
Gross margin	44.7%	43.7%	45.0%	1.0 points	(1.3) points
Operating income	$4,365	$3,350	$4,491	$1,015	$(1,141)
Operating margin	25.4%	22.9%	26.9%	2.5 points	(4.0) points
Net income	$3,619	$2,706	$3,038	$913	$(332)
Earnings per diluted share	$3.92	$2.86	$2.96	$1.06	$(0.10)

Fiscal 2020, 2019 and 2018 each contained 52 weeks.
Fiscal 2018 included a one-time expense related to the enactment of U.S. income tax law that reduced diluted earnings per share by $1.08.

During fiscal 2020, COVID-19 was designated a pandemic and the resulting restrictions put in place worldwide impacted Applied’s supply chains and manufacturing operations. The semiconductor industry was deemed to be part of a U.S. Critical Infrastructure Sector, allowing Applied to continue operations, while ensuring compliance with orders and restrictions imposed by government authorities by putting additional precautionary measures in place to keep its workplaces healthy and safe, everywhere Applied operates in the world.
Even with the unprecedented challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions during fiscal 2020. Foundry and logic spending increased in fiscal 2020 compared to fiscal 2019 led by customer investment in advanced foundry-logic nodes. Spending by memory customers increased in fiscal 2020 compared to fiscal 2019, as the market began to recover from excess supply and inventory levels and customers invested in new technology development. Applied saw continued growth in its services business in fiscal 2020 compared to fiscal 2019 driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s display and adjacent markets revenue declined slightly in fiscal 2020 compared to fiscal 2019, due to weak demand for display manufacturing equipment for TVs.
In response to the ongoing COVID-19 pandemic and evolving conditions and worldwide response, Applied made adjustments to its global operations and continues to see recovery within its supply chain and strong demand from semiconductor customers. However, the situation remains fluid and uncertain. Applied is actively managing its responses in collaboration with its employees, customers and suppliers. For additional risks associated with the ongoing COVID-19 pandemic, see the risk factor entitled “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” in Part I, Item 1A, “Risk Factors.”

Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

							Change
	2020		2019		2018		2020 over 2019	2019 over 2018

	(In millions, except percentages)
Semiconductor Systems	$11,367	66%	$9,027	62%	$10,577	63%	26%	(15)%
Applied Global Services	4,155	24%	3,854	26%	3,754	22%	8%	3%
Display and Adjacent Markets	1,607	9%	1,651	11%	2,298	14%	(3)%	(28)%
Corporate and Other	73	1%	76	1%	76	1%	(4)%	—%
Total	$17,202	100%	$14,608	100%	$16,705	100%	18%	(13)%

Net sales in fiscal 2020 compared to fiscal 2019 increased primarily due to increased customer investments in semiconductor equipment and spending on services. Net sales in fiscal 2019 compared to fiscal 2018 decreased primarily due to decreased customer investments in semiconductor and display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of net sales.

Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2020		2019		2018		2020 over 2019	2019 over 2018

	(In millions, except percentages)
China	$5,456	32%	$4,277	29%	$5,047	30%	28%	(15)%
Korea	3,031	18%	1,929	13%	3,539	21%	57%	(45)%
Taiwan	3,953	23%	2,965	20%	2,504	15%	33%	18%
Japan	1,996	11%	2,198	15%	2,396	14%	(9)%	(8)%
Southeast Asia	411	2%	548	4%	797	5%	(25)%	(31)%
Asia Pacific	14,847	86%	11,917	81%	14,283	85%	25%	(17)%
United States	1,619	10%	1,871	13%	1,413	9%	(13)%	32%
Europe	736	4%	820	6%	1,009	6%	(10)%	(19)%
Total	$17,202	100%	$14,608	100%	$16,705	100%	18%	(13)%
The changes in net sales in all regions in fiscal 2020 compared to fiscal 2019 primarily reflected changes in semiconductor equipment spending. The increase in net sales to customers in China, Taiwan and Korea for fiscal 2020 compared to fiscal 2019 was primarily due to increased investments in semiconductor manufacturing equipment and customer spending on comprehensive service agreements. The increase in China was partially offset by a decrease in customer spending in display manufacturing equipment. The decrease in net sales to customers in Japan and United States for fiscal 2020 compared to fiscal 2019 primarily reflected a decrease in investments in semiconductor and display manufacturing equipment. The decrease in net sales to customers in Southeast Asia and Europe for fiscal 2020 compared to fiscal 2019 primarily reflected a decrease in investments in semiconductor manufacturing equipment and customer spending on legacy systems and spares.
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

Gross Margin
Gross margins for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions, except percentages)
Gross margin	44.7%	43.7%	45.0%	1.0 points	(1.3) points
Gross margin in fiscal 2020 increased compared to fiscal 2019 year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs, and higher personnel costs due to increase in headcount to provide manufacturing capacity and flexibility, underutilization of headcount due to COVID-19 restrictions preventing travel to customer site and incremental employee compensation related to the COVID-19 pandemic. Gross margin in fiscal 2019 decreased compared to fiscal 2018, primarily due to the decrease in net sales and unfavorable changes in customer and product mix.
Gross margin during fiscal 2020, 2019 and 2018 included $103 million, $89 million and $87 million, respectively, of share-based compensation expense.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions)
Research, development and engineering	$2,234	$2,054	$2,022	$180	$32
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
Applied continued its RD&E investments across Semiconductor Systems and Display and Adjacent Markets on the development of new unit process systems and integrated materials solutions. Areas of investment include etch, deposition, inspection, patterning, packaging and other technologies to improve chip performance, power, area, cost and time-to-market. In Display and Adjacent Markets, RD&E investments were focused on expanding the company’s market opportunity with new display technologies.
The increases in RD&E expenses during fiscal 2020 compared fiscal 2019 were primarily due to additional headcount and higher expense associated with share-based compensation and variable compensation. RD&E expenses increased slightly in fiscal 2019 compared to the prior year primarily due to additional headcount and increased research and development spending in Semiconductor Systems and Display and Adjacent Market segments. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expense during fiscal 2020, 2019 and 2018 included $116 million, $99 million and $96 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions)
Marketing and selling	$526	$521	$521	$5	$—
Marketing and selling expenses remained relatively flat in fiscal 2020 compared to fiscal 2019 and 2018. Marketing and selling expenses for fiscal years 2020, 2019 and 2018 included $36 million, $31 million and $31 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions)
General and administrative	$567	$461	$483	$106	$(22)
G&A expenses in fiscal 2020 increased compared to fiscal 2019 primarily due to higher expense associated with acquisition integration and deal costs, variable compensation, and share-based compensation. General and administrative expenses in fiscal 2019 decreased slightly compared to fiscal 2018 primarily due to lower variable compensation expenses.

G&A expenses during fiscal 2020, 2019 and 2018 included $52 million, $44 million and $44 million, respectively, of share-based compensation expense.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019	2019 over 2018

	(In millions)
Interest expense	$240	$237	$234	$3	$3
Interest and other income, net	$41	$156	$139	$(115)	$17
Interest expenses incurred were primarily associated with the senior unsecured notes. Interest expense in fiscal 2020 remained relatively flat compared fiscal 2019 and fiscal 2018.
Interest and other income, net primarily includes interest earned on cash and investments, realized gains or losses on sales of securities and impairment of strategic investments. Effective the first quarter of fiscal 2019, unrealized gains and losses on investments classified as equity investments are recognized in other income (expense), net in the Consolidated Statement of Operations. Prior to the adoption of Accounting Standards Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of fiscal 2019, these unrealized gains and temporary losses were included within accumulated other comprehensive income (loss), net of any related tax effect. Interest and other income, net in fiscal 2020 decreased compared to fiscal 2019, primarily driven by lower interest income and a loss on early extinguishment of debt. In addition, unrealized gains on equity investment securities from investments during fiscal 2020 was lower compared to fiscal 2019. Interest and other income, net in fiscal 2019 increased compared to fiscal 2018 primarily driven by unrealized gains on equity investment securities.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019		2019 over 2018

	(In millions, except percentages)
Provision for income taxes	$547	$563	$1,358	$(16)		$(795)
Effective income tax rate	13.1%	17.2%	30.9%	(4.1)	points	(13.7)	points
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
On June 14, 2019, the U.S. government released regulations that significantly affect how the global intangible low-taxed income (GILTI) provision of the Tax Cuts and Jobs Act (Tax Act) is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy may be selected to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The enactment of the CARES Act does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rate for fiscal 2020 was lower than fiscal 2019 primarily due to a decline in the tax expense from changes to uncertain tax positions year-over-year, an increased tax benefit from tax credits, and increased excess stock compensation tax benefits. This benefit was partly offset by an unfavorable settlement of an uncertain tax position in fiscal 2020.
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

Segment Information
Applied reports financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 17 of Notes to Consolidated Financial Statements.
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
Semiconductor Systems Segment
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Semiconductor industry spending on capital equipment is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products, and the nature and timing of technological advances in fabrication processes, and as a result is subject to variable industry conditions. Development efforts are focused on solving customers’ key technical challenges in transistor, interconnect, patterning and packaging performance as devices scale to advanced technology nodes.
Semiconductor equipment customers continued to make strategic investments in new technology transitions during fiscal 2020. Foundry and logic spending increased in fiscal 2020 compared to fiscal 2019 led by customer investment in advanced foundry-logic nodes. Spending by memory customers increased in fiscal 2020 compared to fiscal 2019, as the market began to recover from excess supply and inventory levels and customers invested in new technology development. Overall semiconductor systems revenue increased in fiscal 2020 compared to the prior year.
Certain significant measures for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019		2019 over 2018

	(In millions, except percentages and ratios)
Net sales	$11,367	$9,027	$10,577	$2,340	26%	$(1,550)	(15)%
Operating income	$3,714	$2,464	$3,441	$1,250	51%	$(977)	(28)%
Operating margin	32.7%	27.3%	32.5%		5.4 points		(5.2) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2020	2019	2018

Foundry, logic and other	59%	52%	36%
Dynamic random-access memory (DRAM)	20%	22%	27%
Flash memory	21%	26%	37%
	100%	100%	100%
Net sales for fiscal 2020 increased, in absolute dollars, compared to fiscal 2019 primarily due to higher spending from foundry, logic and other customers. Operating margin for fiscal 2020 increased compared to fiscal 2019, primarily reflecting higher net sales and favorable changes in customer and product mix and lower travel related spending due to COVID-19 travel restrictions, partially offset by increased RD&E expenses, higher freight costs, higher personnel costs due to additional headcount to provide manufacturing capacity and flexibility, and incremental employee compensation related to the COVID-19 pandemic.
Net sales for fiscal 2019 decreased compared to fiscal 2018 primarily due to lower spending from memory customers, partially offset by increased spending from foundry, logic and other customers. Operating margin for fiscal 2019 decreased compared to the prior year, primarily reflecting lower net sales, unfavorable changes in customer and product mix.

In fiscal 2020, two customers each accounted for more than 10 percent of this segment’s total net sales.
There was no single region that accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for any of the past three fiscal years.

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
Certain significant measures for the periods indicated were as follows:

				Change
	2020	2019	2018	2020 over 2019		2019 over 2018

	(In millions, except percentages and ratios)
Net sales	$4,155	$3,854	$3,754	$301	8%	$100	3%
Operating income	$1,127	$1,101	$1,102	$26	2%	$(1)	—%
Operating margin	27.1%	28.6%	29.4%		(1.5) points		(0.8) points

Net sales for fiscal 2020 increased compared to fiscal 2019 primarily due to higher customer spending on comprehensive service agreements, semiconductor spares and legacy systems. Operating margin for fiscal 2020 compared to fiscal 2019 decreased primarily due to an increase in headcount to support business growth, underutilization of headcount due to COVID-19 restrictions preventing travel to customer sites, higher freight costs and incremental employee compensation related to the COVID-19 pandemic. In fiscal 2020, three customers each accounted for more than 10 percent of this segment’s total net sales.
Net sales increased slightly in fiscal 2019 compared to the prior year primarily due to higher customer spending for comprehensive service agreements and legacy systems, partially offset by lower customer spending on semiconductor spares. Operating income for fiscal 2019 remained flat compared to the prior year primarily due to higher net sales, offset by higher expenses related to an increase in headcount. Operating margin for fiscal 2019 decreased slightly compared to fiscal 2018 primarily due to an increase in headcount to support revenue growth.
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
Certain significant measures for the periods presented were as follows:

				Change
	2020	2019	2018	2020 over 2019		2019 over 2018

	(In millions, except percentages and ratios)
Net sales	$1,607	$1,651	$2,298	$(44)	(3)%	$(647)	(28)%
Operating income	$291	$294	$574	$(3)	(1)%	$(280)	(49)%
Operating margin	18.1%	17.8%	25.0%		0.3 points		(7.2) points

Net sales for fiscal 2020 decreased compared to fiscal 2019 primarily due to lower customer investments in display manufacturing equipment for TVs, partially offset by higher customer investments in display manufacturing equipment for mobile products. Operating margin for fiscal 2020 increased compared to fiscal 2019, reflecting favorable changes in customer and product mix and lower travel related spending due to COVID-19 travel restrictions. In fiscal 2020, four customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 74 percent of this segment’s total net sales, with one customer accounting for approximately 32 percent of net sales.
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
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

							Change
	2020		2019		2018		2020 over 2019		2019 over 2018

	(In millions, except percentages)
China	$1,343	84%	$1,469	89%	$1,957	85%	$(126)	(9)%	$(488)	(25)%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 25, 2020	October 27, 2019

	(In millions)
Cash and cash equivalents	$5,351	$3,129
Short-term investments	387	489
Long-term investments	1,538	1,703
Total cash, cash-equivalents and investments	$7,276	$5,321
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2020	2019	2018

	(In millions)
Cash provided by operating activities	$3,804	$3,247	$3,787
Cash provided by (used in) investing activities	$(130)	$(443)	$571
Cash used in financing activities	$(1,337)	$(3,115)	$(5,928)
Operating Activities
Cash from operating activities for fiscal 2020 was $3.8 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities increased in fiscal 2020 compared to fiscal 2019 primarily due to higher net income and better cash collections. Cash provided from operating activities in fiscal 2019 decreased compared to fiscal 2018 due to lower net income, cash collections, change in income taxes payable and higher payments to suppliers, offset by a decrease in inventories.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.2 billion, $1.5 billion and $1.6 billion of accounts receivable during fiscal 2020, 2019 and 2018, respectively. Applied discounted letters of credit issued by customers of $105 million, $48 million and $37 million in fiscal 2020, 2019 and 2018, respectively. There was no discounting of promissory notes in each of fiscal 2020, 2019 and 2018.
Applied’s working capital was $8.9 billion at October 25, 2020 and $5.8 billion at October 27, 2019.
Days sales outstanding at the end of fiscal 2020, 2019 and 2018 was 57 days, 61 days, and 58 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding at the end of fiscal 2020 was primarily due to higher accounts receivable factoring and favorable revenue linearity compared to the end of fiscal 2019. The increase in days sales outstanding at the end of fiscal 2019 compared to the end of fiscal 2018 was primarily due to lower factoring of accounts receivable.

Investing Activities
Applied used $130 million and $443 million of cash in investing activities in fiscal 2020 and 2019, respectively. Applied generated $571 million in cash from investing activities in fiscal 2018. Capital expenditures in fiscal 2020, 2019 and 2018 were $422 million, $441 million and $622 million, respectively. Capital expenditures in fiscal 2020 were primarily for investments in demonstration and testing equipment, real property acquisitions and improvements, and network equipment. Capital expenditures in fiscal 2019 and 2018 were primarily for real property acquisitions and improvements in North America and Taiwan, as well as investments in demonstration, testing and laboratory tools. Proceeds from sales and maturities of investments, net of purchase of investments were $399 million, $26 million and $1.2 billion for fiscal 2020, 2019 and 2018, respectively. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied used $1.3 billion of cash in financing activities in fiscal 2020, consisting primarily of the repayment of $1.4 billion senior notes, repurchases of common stock of $649 million, cash dividends to stockholders of $787 million and tax withholding payments for vested equity awards of $172 million, offset by net proceeds received from the issuance of senior unsecured notes of $1.5 billion and proceeds from common stock issuances of $174 million.
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
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. At October 25, 2020, $1.3 billion remained available for future stock repurchases under this repurchase program.
During fiscal 2020, Applied's Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. During fiscal 2019, Applied's Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends of $0.21 per share. During fiscal 2018, Applied’s Board of Directors declared one quarterly cash dividend of 0.10 per share and three quarterly cash dividends in the amount of $0.20 per share. Dividends paid during fiscal 2020, 2019 and 2018 amounted to $787 million, $771 million and $605 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. Applied entered into the Revolving Credit Agreement in February 2020, which replaced Applied’s prior $1.5 billion revolving credit agreement that was scheduled to expire in September 2021. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of October 25, 2020.
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
In August 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the Share Purchase Agreement are not consummated on or before December 30, 2020. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan.
No amounts were outstanding under any of these facilities at both October 25, 2020 and October 27, 2019.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount $1.5 billion. As of October 25, 2020, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
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
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of October 25, 2020. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. For fiscal 2018, Applied realized tax expense of $1.1 billion associated with the Tax Act, primarily due to the transition tax. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of October 25, 2020, Applied had $857 million of total payments remaining, payable in installments in the next six years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
For details on standby letters of credit, guarantee instruments and other agreements with banks, see Off-Balance Sheet Arrangements below.

Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. These include agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements. As of October 25, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $233 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 25, 2020, Applied has provided parent guarantees to banks for approximately $153 million to cover these arrangements.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 25, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$5,500	$—	$—	$700	$4,800
Interest expense associated with debt obligations	3,416	205	410	409	2,392
Operating lease obligations	271	68	103	75	25
Income tax from change in U.S. tax laws[1]	857	82	163	357	255
Purchase obligations[2]	2,443	2,283	143	17	—
Other long-term liabilities[3,4]	20	—	2	2	16
Total	$12,507	$2,638	$821	$1,560	$7,488
______________________
1Represents the transition tax liability associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.
2Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.
3Other long-term liabilities in the table do not include pension, postretirement and deferred compensation plans due to the uncertainty in the timing of future payments. Applied evaluates the need to make contributions to its pension and postretirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, postretirement benefit and deferred compensation plans is presented in Note 14, Employee Benefit Plans, of the consolidated financial statements.
4Applied’s other long-term liabilities in the Consolidated Balance Sheets include deferred income tax liabilities, gross unrecognized tax benefits and related gross interest and penalties. As of October 25, 2020, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $485 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 25, 2020 was $74 million. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2020	2019	2018

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$7,692	$6,386	$7,517
Certain items associated with acquisitions[1]	37	37	179
Certain incremental expenses related to COVID-19[2]	23	—	—
Non-GAAP adjusted gross profit	$7,752	$6,423	$7,696
Non-GAAP adjusted gross margin	45.1%	44.0%	46.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$4,365	$3,350	$4,491
Certain items associated with acquisitions[1]	54	55	197
Acquisition integration and deal costs	80	22	5
Certain incremental expenses related to COVID-19[2]	30	—	—
Non-GAAP adjusted operating income	$4,529	$3,427	$4,693
Non-GAAP adjusted operating margin	26.3%	23.5%	28.1%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$3,619	$2,706	$3,038
Certain items associated with acquisitions[1]	54	55	197
Acquisition integration and deal costs	80	22	5
Certain incremental expenses related to COVID-19[2]	30	—	—
Realized loss (gain) on strategic investments, net	(1)	(6)	(25)
Unrealized loss (gain) on strategic investments, net	(8)	(30)	—
Loss on early extinguishment of debt	33	—	—
Income tax effect of changes in applicable U.S. tax laws[3]	—	(24)	1,112
Income tax effects related to intra-entity intangible asset transfers	114	62	—
Resolution of prior years’ income tax filings and other tax items	(41)	95	(26)
Income tax effect of non-GAAP adjustments[4]	(35)	(5)	(7)
Non-GAAP adjusted net income	$3,845	$2,875	$4,294

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	Charges to income tax provision related to a one-time transition tax as a result of U.S. tax legislation.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2020	2019	2018

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$3.92	$2.86	$2.96
Certain items associated with acquisitions	0.05	0.05	0.18
Acquisition integration and deal costs	0.07	0.02	—
Certain incremental expenses related to COVID-19	0.03	—	—
Realized loss (gain) on strategic investments, net	—	—	(0.02)
Unrealized loss (gain) on strategic investments, net	(0.01)	(0.03)	—
Loss on early extinguishment of debt	0.03	—	—
Income tax effect of change in applicable U.S. tax laws	—	(0.03)	1.08
Income tax effects related to intra-entity intangible asset transfers	0.12	0.07	—
Resolution of prior years’ income tax filings and other tax items	(0.04)	0.10	(0.02)
Non-GAAP adjusted earnings per diluted share	$4.17	$3.04	$4.18
Weighted average number of diluted shares	923	945	1,026

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2020	2019	2018

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$3,714	$2,464	$3,441
Certain items associated with acquisitions[1]	41	43	183
Acquisition integration costs	3	—	—
Certain incremental expenses related to COVID-19[2]	20	—	—
Non-GAAP adjusted operating income	$3,778	$2,507	$3,624
Non-GAAP adjusted operating margin	33.2%	27.8%	34.3%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,127	$1,101	$1,102
Acquisition integration costs	—	—	2
Certain incremental expenses related to COVID-19[2]	8	—	—
Non-GAAP adjusted operating income	$1,135	$1,101	$1,104
Non-GAAP adjusted operating margin	27.3%	28.6%	29.4%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$291	$294	$574
Certain items associated with acquisitions[1]	12	12	14
Acquisition integration costs	—	1	1
Certain incremental expenses related to COVID-19[2]	1	—	—
Non-GAAP adjusted operating income	$304	$307	$589
Non-GAAP adjusted operating margin	18.9%	18.6%	25.6%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.7 billion at October 25, 2020. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio at October 25, 2020, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $25 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. At October 25, 2020, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair values of $6.6 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term debt issuances of approximately $798 million at October 25, 2020.
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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 25, 2020.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 25, 2020.
Changes in Internal Control over Financial Reporting
Due to the ongoing COVID-19 pandemic, Applied continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day. Business continuity plans are in effect in order to mitigate potential impact on Applied’s control environment and its operating and disclosure controls and procedures. The design of business continuity plans, which include remote access to secure data when needed, allow for remote and reliable execution of Applied’s operating and disclosure controls and procedures.
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the fourth quarter of fiscal 2020, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 9B:      Other Information
None

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.
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

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 25, 2020:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	15	$—	63	(3)
Equity compensation plans not approved by security holders	—	$—	3	(4)
Total	15	$—	66

(1)Includes only options, restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no stock warrants or other rights were outstanding as of October 25, 2020.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 7 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Employees’ Stock Purchase Plan. Of these 7 million shares, 1 million are subject to purchase during the purchase period in effect as of October 25, 2020.
(4)Includes 3 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Stock Purchase Plan for Offshore Employees. Of these 3 million shares, 1 million are subject to purchase during the purchase period in effect as of October 25, 2020.

Applied has the following equity compensation plans that have not been approved by stockholders:
Stock Purchase Plan for Offshore Employees. The Stock Purchase Plan for Offshore Employees (the Offshore ESPP) was adopted effective as of October 16, 1995 for the benefit of employees of Applied’s participating affiliates. The Offshore ESPP provides for the grant of options to purchase shares of Applied common stock through payroll deductions pursuant to one or more offerings. The administrator of the Offshore ESPP (the Board of Directors of Applied or a committee appointed by the Board) determines the terms and conditions of all options prior to the start of an offering, including the purchase price of shares, the number of shares covered by the option and when the option may be exercised. All options granted as part of an offering must be granted on the same date. As of October 25, 2020, a total of 39 million shares have been authorized for issuance under the Offshore ESPP, and 3 million shares remain available for issuance.
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

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.

Item 14:      Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 22, 2021.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 25, 2020 and October 27, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 25, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 25, 2020 and October 27, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended October 25, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of October 28, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. As discussed in note 15 to the consolidated financial statements, the Company changed its method of accounting for intra-entity transfers of assets other than inventory as of October 29, 2018 due to the adoption of Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of net realizable value adjustments to inventories for excess or obsolescence
As discussed in notes 1 and 8 to the consolidated financial statements, the Company has inventories with a carrying value of $3,904 million as of October 25, 2020. The Company adjusts inventory carrying value for estimated excess or obsolescence equal to the difference between cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

We identified the evaluation of net realizable value adjustments to inventories for excess or obsolescence as a critical audit matter. Evaluation of the Company’s estimates regarding forecasted sales and inventory consumption involved a high degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for determining net realizable value adjustments for inventory excess or obsolescence, including controls related to estimating forecasted sales and inventory consumption. We evaluated certain inventories for excess or obsolescence by comparing the Company’s sales and inventory consumption forecast to historical sales, historical inventory usage, known customer orders, and industry outlook reports. In addition, for certain inventories, we compared the Company’s historical estimates of net realizable value adjustments for excess and obsolescence to the actual physical inventory disposals to evaluate the Company’s ability to accurately estimate the net realizable value adjustments.

/S/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 2004.
Santa Clara, California
December 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Applied Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 25, 2020 and October 27, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 25, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated December 11, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 11, 2020

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2020	2019	2018

Net sales	$17,202	$14,608	$16,705
Cost of products sold	9,510	8,222	9,188
Gross profit	7,692	6,386	7,517
Operating expenses:
Research, development and engineering	2,234	2,054	2,022
Marketing and selling	526	521	521
General and administrative	567	461	483
Total operating expenses	3,327	3,036	3,026
Income from operations	4,365	3,350	4,491
Interest expense	240	237	234
Interest and other income, net	41	156	139
Income before income taxes	4,166	3,269	4,396
Provision for income taxes	547	563	1,358
Net income	$3,619	$2,706	$3,038
Earnings per share:
Basic	$3.95	$2.89	$3.00
Diluted	$3.92	$2.86	$2.96
Weighted average number of shares:
Basic	916	937	1,013
Diluted	923	945	1,026

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2020	2019	2018

Net income	$3,619	$2,706	$3,038
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	9	21	(51)
Change in unrealized net loss on derivative instruments	(117)	(7)	4
Change in defined and postretirement benefit plans	(11)	(51)	(17)
Change in cumulative translation adjustments	—	(1)	—
Other comprehensive loss, net of tax	(119)	(38)	(64)
Comprehensive income	$3,500	$2,668	$2,974
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 25, 2020	October 27, 2019

ASSETS
Current assets:
Cash and cash equivalents	$5,351	$3,129
Short-term investments	387	489
Accounts receivable, net	2,963	2,533
Inventories	3,904	3,474
Other current assets	764	581
Total current assets	13,369	10,206
Long-term investments	1,538	1,703
Property, plant and equipment, net	1,604	1,529
Goodwill	3,466	3,399
Purchased technology and other intangible assets, net	153	156
Deferred income taxes and other assets	2,223	2,031
Total assets	$22,353	$19,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$600
Accounts payable and accrued expenses	3,138	2,511
Contract liabilities	1,321	1,336
Total current liabilities	4,459	4,447
Long-term debt, net of current portion	5,448	4,713
Income taxes payable	1,206	1,275
Other liabilities	662	375
Total liabilities	11,775	10,810
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 914 and 916 shares outstanding at 2020 and 2019, respectively	9	9
Additional paid-in capital	7,904	7,595
Retained earnings	27,209	24,386
Treasury stock: 1,091 and 1,079 shares at 2020 and 2019, respectively	(24,245)	(23,596)
Accumulated other comprehensive loss	(299)	(180)
Total stockholders’ equity	10,578	8,214
Total liabilities and stockholders’ equity	$22,353	$19,024
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (b)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 29, 2017	1,060	$11	$7,056	$18,539	917	$(15,912)	$(64)	$9,630
Adoption of new accounting standards (a)	—	—	—	(3)	—	—	3	—
Net income	—	—	—	3,038	—	—	—	3,038
Other comprehensive loss, net of tax	—	—	—	—	—	—	(64)	(64)
Dividends declared ($0.70 per common share)	—	—	—	(694)	—	—	—	(694)
Share-based compensation	—	—	258	—	—	—	—	258
Issuance under stock plans	9	—	(40)	—	—	—	—	(40)
Common stock repurchases	(102)	(1)	—	—	102	(5,282)	—	(5,283)
Balance at October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (c)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	2,706	—	—	—	2,706
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Dividends declared ($0.83 per common share)	—	—	—	(770)	—	—	—	(770)
Share-based compensation	—	—	263	—	—	—	—	263
Issuance under stock plans	9	—	58	—	—	—	—	58
Common stock repurchases	(60)	(1)	—	—	60	(2,402)	—	(2,403)
Balance at October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	3,619	—	—	—	3,619
Other comprehensive loss, net of tax	—	—	—	—	—	—	(119)	(119)
Dividends declared ($0.87 per common share)	—	—	—	(796)	—	—	—	(796)
Share-based compensation	—	—	307	—	—	—	—	307
Issuance under stock plans	10	—	2	—	—	—	—	2
Common stock repurchases	(12)	—	—	—	12	(649)	—	(649)
Balance at October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(b) - Retained earnings balance as of October 29, 2017 and October 28, 2018 included increases of $281 million and $6 million, respectively, related to the adoption of the standard related to revenue recognition.
(c) - Represents the adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2020	2019	2018

Cash flows from operating activities:
Net income	$3,619	$2,706	$3,038
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	376	363	457
Deferred income taxes	80	49	71
Other	60	(19)	4
Share-based compensation	307	263	258
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(427)	(207)	16
Inventories	(421)	248	(1,014)
Other current and non-current assets	(161)	(86)	(199)
Accounts payable and accrued expenses	327	(247)	170
Contract liabilities	(16)	135	75
Income taxes payable	(10)	44	886
Other liabilities	70	(2)	25
Cash provided by operating activities	3,804	3,247	3,787
Cash flows from investing activities:
Capital expenditures	(422)	(441)	(622)
Cash paid for acquisitions, net of cash acquired	(107)	(28)	(6)
Proceeds from sales and maturities of investments	1,754	1,940	3,276
Purchases of investments	(1,355)	(1,914)	(2,077)
Cash provided by (used in) investing activities	(130)	(443)	571
Cash flows from financing activities:
Debt borrowings, net of issuance costs	2,979	—	—
Debt repayments	(2,882)	—	—
Proceeds from common stock issuances	174	145	124
Common stock repurchases	(649)	(2,403)	(5,283)
Tax withholding payments for vested equity awards	(172)	(86)	(164)
Payments of dividends to stockholders	(787)	(771)	(605)
Cash used in financing activities	(1,337)	(3,115)	(5,928)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	2,337	(311)	(1,570)
Cash, cash equivalents and restricted cash equivalents — beginning of period	3,129	3,440	5,010
Cash, cash equivalents and restricted cash equivalents — end of period	$5,466	$3,129	$3,440
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	5,351	3,129	3,440
Restricted cash equivalents included in deferred income taxes and other assets	115	—	—
Total cash, cash equivalents, and restricted cash equivalents	$5,466	$3,129	$3,440
Supplemental cash flow information:
Cash payments for income taxes	$542	$522	$300
Cash refunds from income taxes	$68	$22	$63
Cash payments for interest	$219	$219	$219
See accompanying Notes to Consolidated Financial Statements.

Note 1      Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2020, 2019 and 2018 contained 52 weeks each. Each fiscal quarter of 2020, 2019 and 2018 contained 13 weeks.
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
As of October 25, 2020, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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
Foreign Currencies
As of October 25, 2020, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in interest and other income, net in the Consolidated Statements of Operations as incurred.
Concentrations of Credit Risk
Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance reserve for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes deposits and/or letters of credit to mitigate credit risk when considered appropriate.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivatives and Hedging. In August 2017, the FASB issued authoritative guidance that modifies the recognition and presentation of hedge accounting to better align an entity’s risk management strategies and financial reporting for hedging relationships. The authoritative guidance expands the application of hedge accounting for non-financial and financial risk components and eases certain hedge effectiveness assessment requirements. Applied adopted this guidance in the first quarter of fiscal 2020 under the modified retrospective approach. The cumulative effect adjustment for the elimination of the ineffectiveness was not material to Applied’s consolidated financial statements. The presentation and disclosure have been amended on a prospective basis, as required by this update.
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
Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plans. In August 2018, the FASB issued authoritative guidance that adds, removes, and clarifies disclosure requirements for defined benefit and other postretirement plans. This authoritative guidance will be effective for Applied in fiscal 2021 on a retrospective basis, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on Applied's defined benefit and other postretirement disclosures.
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Financial Instruments: Credit Losses. In June 2016, the FASB issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. The authoritative guidance will be effective for Applied in the first quarter of fiscal 2021. The adoption of this guidance will not have a significant impact on Applied’s consolidated financial statements.

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

Fiscal Year	2020	2019	2018

	(In millions, except per share amounts)
Numerator:
Net income	$3,619	$2,706	$3,038
Denominator:
Weighted average common shares outstanding	916	937	1,013
Effect of dilutive stock options, restricted stock units and employee stock purchase plan shares	7	8	13
Denominator for diluted earnings per share	923	945	1,026
Basic earnings per share	$3.95	$2.89	$3.00
Diluted earnings per share	$3.92	$2.86	$2.96
Potentially dilutive securities	—	3	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 25, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,136	$—	$—	$1,136
Cash equivalents:
Money market funds	4,209	—	—	4,209
Municipal securities	6	—	—	6
Total Cash equivalents	4,215	—	—	4,215
Total Cash and Cash equivalents	$5,351	$—	$—	$5,351
Short-term and long-term investments:
U.S. Treasury and agency securities	$394	$4	$—	$398
Municipal securities	359	6	—	365
Commercial paper, corporate bonds and medium-term notes	492	8	1	499
Asset-backed and mortgage-backed securities	470	9	—	479
Total fixed income securities	1,715	27	1	1,741
Publicly traded equity securities	11	36	2	45
Equity investments in privately-held companies	121	25	7	139
Total equity investments	132	61	9	184
Total short-term and long-term investments	$1,847	$88	$10	$1,925
Total Cash, Cash equivalents and Investments	$7,198	$88	$10	$7,276
 _________________________

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 27, 2019	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,071	$—	$—	$1,071
Cash equivalents:
Money market funds	1,677	—	—	1,677
U.S. Treasury and agency securities	4	—	—	4
Commercial paper, corporate bonds and medium-term notes	377	—	—	377
Total Cash equivalents	2,058	—	—	2,058
Total Cash and Cash equivalents	$3,129	$—	$—	$3,129
Short-term and long-term investments:
U.S. Treasury and agency securities	$336	$1	$—	$337
Non-U.S. government securities*	10	—	—	10
Municipal securities	402	4	—	406
Commercial paper, corporate bonds and medium-term notes	642	5	—	647
Asset-backed and mortgage-backed securities	631	4	—	635
Total fixed income securities	2,021	14	—	2,035
Publicly traded equity securities	8	40	3	45
Equity investments in privately-held companies	105	10	3	112
Total equity investments	113	50	6	157
Total short-term and long-term investments	$2,134	$64	$6	$2,192
Total Cash, Cash equivalents and Investments	$5,263	$64	$6	$5,321
________________________
* Includes agency debt securities guaranteed by Canada.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 25, 2020:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$367	$369
Due after one through five years	878	893
Due after five years	—	—
No single maturity date**	602	663
Total	$1,847	$1,925
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
Gross realized gains and losses on sales of investments for each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Gross realized gains	$19	$10	$29
Gross realized losses	$2	$2	$3
At October 25, 2020, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss is considered to be temporary, or other-than-temporary and therefore impaired, include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery.
Applied determined that the gross unrealized losses on its marketable fixed-income securities at October 25, 2020, October 27, 2019 and October 28, 2018 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities for fiscal 2020, 2019 or 2018. During fiscal 2020, 2019 and 2018, impairment charge on equity investments in privately-held companies were not material. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
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
The components of gain (loss) on equity investments for each fiscal year were as follows:

	2020	2019

	(In millions)
Publicly traded equity securities
Unrealized gain	$14	$28
Unrealized loss	(17)	(5)
Realized gain on sales	1	2
Equity investments in privately-held companies
Unrealized gain	18	13
Unrealized loss	(7)	(6)
Realized gain on sales	8	5
Realized loss on sales or impairment	(8)	(1)
Total gain (loss) on equity investments, net	$9	$36

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 25, 2020, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 25, 2020			October 27, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$4,324	$—	$4,324	$1,677	$—	$1,677
U.S. Treasury and agency securities	375	23	398	323	18	341
Non-U.S. government securities	—	—	—	—	10	10
Municipal securities	—	371	371	—	406	406
Commercial paper, corporate bonds and medium-term notes	—	499	499	—	1,024	1,024
Asset-backed and mortgage-backed securities	—	479	479	—	635	635
Total available-for-sale debt security investments	$4,699	$1,372	$6,071	$2,000	$2,093	$4,093
Equity investments with readily determinable values
Publicly traded equity securities	$45	$—	$45	$45	$—	$45
Total equity investments with readily determinable values	$45	$—	$45	$45	$—	$45
Total	$4,744	$1,372	$6,116	$2,045	$2,093	$4,138
 _________________________
* Amount as of October 25, 2020 includes $115 million invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 25, 2020 or October 27, 2019.
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
During fiscal 2020, 2019 and 2018, impairment charges on equity investments in privately-held companies were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 25, 2020, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion, and estimated fair value was $6.6 billion. At October 27, 2019, the aggregate principal and estimated fair value amounts of long-term senior unsecured notes were both $4.8 billion and estimated fair value was $5.5 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 25, 2020 is expected to be reclassified into earnings within 12 months. Prior to adopting the new accounting guidance for hedge accounting, changes in the fair value of currency forward exchange and option contracts due to changes in time value were excluded from the assessment of effectiveness. Subsequent to the adoption of the new accounting guidance, only changes in the fair value of option contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in the statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period were not significant for fiscal years 2020, 2019 or 2018.
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
The fair values of foreign exchange derivative instruments at October 25, 2020 and October 27, 2019 were not material.
Applied is also exposed to interest rate risk associated with its potential future borrowings. During fiscal 2020, Applied entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt in May 2020.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Derivatives in Cash Flow Hedging Relationships
	2020	2019	2018
	(In millions)
Foreign exchange contracts	$3	$(14)	$3
Interest rate contracts	(151)	—	—
Total	$(148)	$(14)	$3

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Statement of Operations	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Statement of Operations
	(In millions)
2020
Foreign Exchange Contracts:
Net Sales	$17,202	$(2)	$4
Cost of products sold	$9,510	6	(3)
Research, development and engineering	$2,234	4	—
General and administrative	$567	1	—
Interest Rate Contracts:
Interest expense	$240	(7)	—
		$2	$1

2019
Foreign Exchange Contracts:
Cost of products sold	$8,222	$2	$15
General and administrative	$461	(3)	(6)
Interest Rate Contracts:
Interest expense	$237	(3)	—
		$(4)	$9

2018
Foreign Exchange Contracts:
Cost of products sold	$9,188	$4	$19
General and administrative	$483	(3)	(7)
Interest Rate Contracts:
Interest expense	$234	(3)	—
		$(2)	$12

		Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	2020	2019	2018

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$—	$(8)	$(5)
Foreign exchange contracts	Interest and other income, net	(10)	—	—
Total return swaps - deferred compensation	Cost of products sold	1	—	—
Total return swaps - deferred compensation	Operating expenses	6	—	—
Total return swaps - deferred compensation	Interest and other income, net	(1)	—	—
Total		$(4)	$(8)	$(5)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 25, 2020 and October 27, 2019.
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
Applied sold $1.2 billion, $1.5 billion and $1.6 billion of accounts receivable during fiscal 2020, 2019 and 2018, respectively. Applied discounted letters of credit issued by customers of $105 million, $48 million and $37 million in fiscal 2020, 2019 and 2018, respectively. There was no discounting of promissory notes in each of fiscal 2020, 2019 and 2018. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for doubtful accounts of $30 million at October 25, 2020 and October 27, 2019. Changes in allowance for doubtful accounts in each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Beginning balance	$30	$33	$34
Provision	—	—	—
Deductions[1]	—	(3)	(1)
Ending balance	$30	$30	$33
_____________________________
1 Deductions primarily represent releases of allowance for doubtful accounts credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for doubtful accounts is adequate and represents its best estimate as of October 25, 2020, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract balances at the end of each reporting period were as follows:

	October 25, 2020	October 27, 2019
	(In millions)

Contract assets	$148	$108
Contract liabilities	$1,321	$1,336
The increase in contract assets during fiscal 2020, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During fiscal 2020, Applied recognized revenue of approximately $1.1 billion related to contract liabilities at October 27, 2019. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of October 25, 2020.
There were no impairment losses recognized on Applied’s accounts receivables and contract assets during fiscal 2020 and 2019.
As of October 25, 2020, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $1.1 billion, of which approximately 70% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter. Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	October 25, 2020	October 27, 2019

	(In millions)
Inventories
Customer service spares	$1,270	$1,245
Raw materials	870	802
Work-in-process	624	575
Finished goods	1,140	852
	$3,904	$3,474

Included in finished goods inventory is $16 million at October 25, 2020 and $13 million at October 27, 2019, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $416 million and $318 million of evaluation inventory at October 25, 2020 and October 27, 2019, respectively.

	October 25, 2020	October 27, 2019

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$162	$96
Prepaid expenses and other	602	485
	$764	$581

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful Life	October 25, 2020	October 27, 2019

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$256	$254
Buildings and improvements	3-30	1,655	1,590
Demonstration and manufacturing equipment	3-5	1,586	1,505
Furniture, fixtures and other equipment	3-5	646	602
Construction in progress		237	120
Gross property, plant and equipment		4,380	4,071
Accumulated depreciation		(2,776)	(2,542)
		$1,604	$1,529

Depreciation expense was $320 million, $306 million and $258 million for fiscal 2020, 2019 and 2018 respectively.

	October 25, 2020	October 27, 2019

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,711	$1,766
Operating lease right-of-use assets	252	—
Income tax receivables and other assets	260	265
	$2,223	$2,031

	October 25, 2020	October 27, 2019

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,124	$958
Compensation and employee benefits	800	559
Warranty	201	196
Dividends payable	201	192
Income taxes payable	222	160
Other accrued taxes	33	55
Interest payable	36	38
Operating lease liabilities, current	64	—
Other	457	353
	$3,138	$2,511

	October 25, 2020	October 27, 2019

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$241	$212
Operating lease liabilities, non-current	195	—
Other	226	163
	$662	$375

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9      Business Combinations
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) to acquire all outstanding shares of Kokusai Electric Corporation (Kokusai Electric) for $2.2 billion in cash, subject to certain post-closing adjustments. Kokusai Electric is a leading company in providing high-productivity batch processing systems and services for memory, foundry and logic customers. These systems complement Applied’s portfolio of single-wafer processing systems. Following the close of the transaction, Kokusai Electric will operate as a business unit of Applied’s Semiconductor Systems segment and continue to be based in Tokyo, with technology and manufacturing centers in Toyama, Japan and Cheonan, Korea. The transaction is subject to regulatory approvals and other customary closing conditions. The SPA contains certain termination rights, including if the transactions contemplated by the SPA are not consummated on or before June 30, 2020 (Outside Date), which date may be extended by three months on two separate occasions if, on the applicable date, the only conditions to closing relate to required regulatory approvals. Pursuant to the terms of the SPA, the parties mutually extended the Outside Date to September 30, 2020, and on September 30, 2020 mutually further extended the Outside Date to December 30, 2020.

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
As of October 25, 2020, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
In the fourth quarter of fiscal 2020, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the two-step goodwill impairment test for any of its reporting units.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of goodwill were as follows:

	October 25, 2020	October 27, 2019

	(In millions)
Semiconductor Systems	$2,208	$2,182
Applied Global Services	1,018	1,018
Display and Adjacent Markets	199	199
Corporate and Other	41	—
Carrying amount	$3,466	$3,399
During fiscal 2020, the increase in goodwill was primarily due to the preliminary purchase accounting for acquisitions completed in fiscal 2020, which were not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 25, 2020	October 27, 2019

	(In millions)
Purchased technology, net	$75	$71
Intangible assets - finite-lived, net	78	85
	$153	$156
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of finite-lived intangible assets were as follows:

	October 25, 2020			October 27, 2019
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,449	$252	$1,701
Applied Global Services	35	44	79	33	44	77
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	—	9	9
Gross carrying amount	$1,687	$354	$2,041	$1,645	$343	$1,988
Accumulated amortization:
Semiconductor Systems	$(1,423)	$(185)	$(1,608)	$(1,400)	$(168)	$(1,568)
Applied Global Services	(31)	(44)	(75)	(30)	(44)	(74)
Display and Adjacent Markets	(157)	(37)	(194)	(144)	(37)	(181)
Corporate and Other	(1)	(10)	(11)	—	(9)	(9)
Accumulated amortization	$(1,612)	$(276)	$(1,888)	$(1,574)	$(258)	$(1,832)
Carrying amount	$75	$78	$153	$71	$85	$156

Details of amortization expense for each fiscal year by segment were as follows:

	2020	2019	2018

	(In millions)
Semiconductor Systems	$40	$43	$184
Applied Global Services	1	1	1
Display and Adjacent Markets	13	13	14
Corporate and Other	2	—	—
Total	$56	$57	$199
Amortization expense for each fiscal year was charged to the following categories:

	2020	2019	2018

	(In millions)
Cost of products sold	$37	$38	$180
Research, development and engineering	1	1	1
Marketing and selling	18	18	18
Total	$56	$57	$199
As of October 25, 2020, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2021	$49
2022	33
2023	20
2024	17
2025	15
Thereafter	19
Total	$153

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
No amounts were outstanding under the Revolving Credit Agreement as of October 25, 2020 and October 27, 2019.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $76 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of October 25, 2020 and October 27, 2019, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement with a group of lenders. Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. The commitments of the lenders to make the term loan will terminate if the transactions contemplated by the Share Purchase Agreement are not consummated on or before December 30, 2020. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan. No amounts were outstanding under this term loan credit agreement at both October 25, 2020 and October 27, 2019.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At October 25, 2020 and October 27, 2019, Applied did not have any commercial paper outstanding.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Debt outstanding as of October 25, 2020 and October 27, 2019 was as follows:

	Principal Amount
	October 25, 2020	October 27, 2019	Effective Interest Rate	Interest Pay Dates
	(In millions)
Current portion of long-term debt:
2.625% Senior Notes Due 2020	$—	$600	2.640%	April 1, October 1
Total current portion of long-term debt	—	600
Long-term debt, net of current portion:
4.300% Senior Notes Due 2021	—	750	4.326%	June 15, December 15
3.900% Senior Notes Due 2025	700	700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	—	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	—	2.773%	June 1, December 1
	5,500	4,750
Total unamortized discount	(15)	(10)
Total unamortized debt issuance costs	(37)	(27)
Total long-term debt, net of current portion	5,448	4,713

Total debt	$5,448	$5,313

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense and supplemental information were as follows:

2020
(In millions, except percentage)
Operating lease cost	$69
Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	1.8%
Total rent expense for fiscal 2019 and 2018, was $51 million and $50 million, respectively.
Supplemental cash flow information related to leases are as follows:

2020
(In millions)
Operating cash flows paid for operating leases	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$156
As of October 25, 2020, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2021	$68
2022	55
2023	48
2024	42
2025	33
Thereafter	25
Total lease payments	$271
Less imputed interest	(12)
Total	$259

Prior to the adoption of the new lease standard, future minimum lease payments as of October 27, 2019, as defined under the previous lease accounting guidance, were as follows:

Lease Payments
Fiscal	(In millions)
2020	$45
2021	34
2022	24
2023	21
2024	17
Thereafter	30
Total	$171

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 29, 2017	$53	$(11)	$(120)	$14	(64)
Adoption of new accounting standards (a)	5	(2)	—	—	3

Other comprehensive income (loss) before reclassifications	(66)	5	(23)	—	(84)
Amounts reclassified out of AOCI	15	(1)	6	—	20
Other comprehensive income (loss), net of tax	(51)	4	(17)	—	(64)
Balance at October 28, 2018	$7	$(9)	$(137)	$14	$(125)
Adoption of new accounting standards (b)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	22	(10)	(57)	(1)	(46)
Amounts reclassified out of AOCI	(1)	3	6	—	8
Other comprehensive income, net of tax	21	(7)	(51)	(1)	(38)
Balance at October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	16	(115)	(21)	—	(120)
Amounts reclassified out of AOCI	(7)	(2)	10	—	1
Other comprehensive income (loss), net of tax	9	(117)	(11)	—	(119)
Balance at October 25, 2020	$20	$(133)	$(199)	$13	$(299)
(a) - Represents the reclassification adjustment related to the early adoption of Accounting Standards Update (ASU) 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
(b) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
The tax effects on the unrealized loss on derivative instruments qualifying as cash flow hedges for fiscal 2020 was $33 million. The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2020, 2019 and 2018 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Repurchase Programs
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. At October 25, 2020, $1.3 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2020	2019	2018

	(In millions, except per share amounts)
Shares of common stock repurchased	12	60	102
Cost of stock repurchased	$649	$2,403	$5,283
Average price paid per share	$56.32	$39.86	$51.55
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

Dividends
During fiscal 2020, Applied's Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. During fiscal 2019, Applied's Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends of $0.21 per share. During fiscal 2018, Applied’s Board of Directors declared one quarterly cash dividend of 0.10 per share and three quarterly cash dividends in the amount of $0.20 per share. Dividends paid during fiscal 2020, 2019 and 2018 amounted to $787 million, $771 million and $605 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Cost of products sold	$103	$89	$87
Research, development, and engineering	116	99	96
Marketing and selling	36	31	31
General and administrative	52	44	44
Total share-based compensation	$307	$263	$258

Income tax benefits recognized	$39	$37	$45

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-based expense in fiscal 2020 increased compared to the prior years primarily due to expense related to awards with provisions that became effective in the first quarter of fiscal 2020 that allow partial accelerated vesting in the event of a qualifying retirement.
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
At October 25, 2020, Applied had $425 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.4 years. At October 25, 2020, there were 56 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 10 million shares available for issuance under the ESPP.
Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2020, 2019 and 2018. There were no outstanding stock options at the end of fiscal 2020.
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
During fiscal 2020, 2019 and 2018, certain executive officers were granted awards that are subject to the achievement of specified performance goals (performance-based awards).
Performance-based awards granted in fiscal 2018
Certain awards require the achievement of positive adjusted operating profit and vest ratably over three years. Other awards require the achievement of targeted levels of adjusted operating profit margin and wafer fabrication equipment market share, and the number of shares that may vest in full after three years ranges from 0% to 200% of the target amount.
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
Performance-based awards granted in fiscal 2019 and 2020
Certain awards are subject to the achievement of targeted levels of adjusted operating margin and total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if performance goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial payout based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 29, 2017	22	$23.96	2.2 years	$1,239
Granted	6	$50.62
Vested	(9)	$22.15
Canceled	(1)	$30.19
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2018	18	$32.64	2.0 years	$600
Granted	8	$36.00
Vested	(7)	$28.41
Canceled	(1)	$34.59
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2019	18	$35.78	2.1 years	$985
Granted	6	$53.89
Vested	(8)	$31.25
Canceled	(1)	$42.61
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2020	15	$45.36	2.2 years	$914
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	14	$45.51	2.1 years	$871
At October 25, 2020, 1.2 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million shares in each of fiscal 2020, 4 million shares in fiscal 2019 and 3 million shares in fiscal 2018, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2020	2019	2018
ESPP:
Dividend yield	1.41%	1.99%	1.68%
Expected volatility	48.2%	35.5%	34.4%
Risk-free interest rate	0.58%	2.21%	2.09%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$17.30	$10.61	$12.02

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14      Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2020, 2019 and 2018 were $471 million, $292 million and $382 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $52 million for fiscal 2020, $49 million for fiscal 2019 and $45 million for fiscal 2018.

Defined Benefit Pension Plans of Foreign Subsidiaries and Other Postretirement Benefits
Several of Applied’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. Applied deposits funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its Consolidated Financial Statements. Applied’s practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed the qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by Applied and are included in other liabilities and accrued expenses in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2020	2019	2018

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$617	$524	$506
Service cost	13	11	12
Interest cost	8	10	11
Plan participants’ contributions	1	1	1
Actuarial loss	6	84	24
Settlements	—	(1)	(1)
Foreign currency exchange rate changes	33	(5)	(16)
Benefits paid	(10)	(8)	(12)
Plan amendments and other adjustments	6	1	(1)
Ending projected benefit obligation	$674	$617	$524
Ending accumulated benefit obligation	$627	$578	$490
Range of assumptions to determine benefit obligations
Discount rate	0.4% - 6.5%	0.5% - 3.1%	0.6% - 3.1%
Rate of compensation increase	2.3% - 10.0%	2.3% - 3.6%	2.4% - 3.5%
Change in plan assets
Beginning fair value of plan assets	$409	$365	$361
Return on plan assets	—	30	17
Employer contributions	12	27	11
Plan participants’ contributions	1	1	1
Foreign currency exchange rate changes	19	(5)	(12)
Settlements	—	(1)	(1)
Benefits paid	(10)	(8)	(12)
Ending fair value of plan assets	$431	$409	$365
Funded status	$(243)	$(208)	$(159)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$5	$19
Current liability	(2)	(1)	(1)
Noncurrent liability	(241)	(212)	(177)
Total	$(243)	$(208)	$(159)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$14	$12	$8
Prior service credit	—	—	(1)
Total	$14	$12	$7
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$242	$226	$161
Prior service credit	—	—	(2)
Total	$242	$226	$159
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$674	$424	$365
Fair value of plan assets	$431	$211	$186
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$627	$385	$331
Fair value of plan assets	$431	$211	$186

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2020	2019
Plan assets — allocation
Equity securities	38%	36%
Debt securities	43%	45%
Insurance contracts	9%	9%
Other investments	10%	10%
The following table presents a summary of the ending fair value of the plan assets:

	October 25, 2020				October 27, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$103	$—	$—	$103	$90	$—	$—	$90
Debt securities	72	—	—	72	70	—	—	70
Insurance contracts	—	—	39	39	—	—	36	36
Other investments	—	16	—	16	—	14	—	14
Cash	2	—	—	2	—	—	—	—
Total assets at fair value	$177	$16	$39	232	$160	$14	$36	210
Assets measured at net asset value				199				199
Total				$431				$409
The following table presents the activity in Level 3 instruments for each fiscal year:

	2020	2019

	(In millions)
Balance, beginning of year	$36	$36
Actual return on plan assets:
Relating to assets still held at reporting date	—	(3)
Purchases, sales, settlements, net	1	4
Currency impact	2	(1)
Balance, end of year	$39	$36
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2020	2019	2018

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$13	$11	$12
Interest cost	8	10	11
Expected return on plan assets	(22)	(20)	(20)
Amortization of actuarial loss and prior service credit	12	7	3
Net periodic benefit cost	$11	$8	$6
Weighted average assumptions
Discount rate	1.23%	1.98%	2.16%
Expected long-term return on assets	5.10%	5.40%	5.41%
Rate of compensation increase	2.69%	2.74%	2.66%
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
Future expected benefit payments for the pension plans and the postretirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2021	$14
2022	13
2023	14
2024	14
2025	14
2026-2030	94
$163
Company contributions to these plans for fiscal 2021 are expected to be approximately $6 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable for all plans, including accrued deemed interest, totaled $151 million and $123 million at October 25, 2020 and October 27, 2019, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15      Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2020	2019	2018

	(In millions)
U.S.	$92	$363	$389
Foreign	4,074	2,906	4,007
	$4,166	$3,269	$4,396
The components of the provision for income taxes for each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Current:
U.S.	$196	$240	$1,021
Foreign	263	260	117
State	20	12	22
	479	512	1,160
Deferred:
U.S.	(3)	8	151
Foreign	76	46	57
State	(5)	(3)	(10)
	68	51	198
	$547	$563	$1,358
A reconciliation between the statutory U.S. federal income tax rate and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2020	2019	2018
Tax provision at U.S. statutory rate	21.0%	21.0%	23.4%
Changes in U.S. tax law	—	—	25.3
Effect of foreign operations taxed at various rates	(5.9)	(5.9)	(15.6)
Changes in prior years’ unrecognized tax benefits	0.5	2.6	(0.9)
Resolutions of prior years’ income tax filings	(1.0)	(0.1)	0.2
Research and other tax credits	(1.3)	(1.1)	(0.8)
Other	(0.2)	0.7	(0.7)
	13.1%	17.2%	30.9%
On June 14, 2019, the U.S. government released regulations that significantly affect how the global intangible low-taxed income (GILTI) provision of the Tax Cuts and Jobs Act (Tax Act) is interpreted. As a result, Applied reversed a tax benefit of $96 million in the third quarter of fiscal 2019 that had been realized in the first half of fiscal 2019. An accounting policy may be selected to treat GILTI temporary differences in taxable income either as a current-period expense when incurred (period cost method) or factor such amounts into the measurement of deferred taxes (deferred method). Applied has chosen the period cost method.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Applied’s effective tax rate for fiscal 2020 was lower than fiscal 2019 primarily due to a decline in the tax expense from changes to uncertain tax provisions year-over-year, an increased tax benefit from tax credits, and increased excess stock compensation tax benefits. This benefit was partly offset by an unfavorable settlement of an uncertain tax position in fiscal 2020.
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
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2018 for Singapore is 17%. Applied has been granted conditional reduced tax rates that expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which Applied expects to comply. The tax benefit arising from these tax rates was $215 million for fiscal 2020 or $0.23 per diluted share.
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

	October 25, 2020	October 27, 2019

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$4	$8
Inventory reserves and basis difference	119	117
Installation and warranty reserves	14	11
Intangible assets	1,355	1,472
Accrued liabilities	24	15
Deferred revenue	32	36
Tax credits	326	264
Deferred compensation	130	98
Share-based compensation	30	36
Lease liability	55	—
Other	96	58
Gross deferred tax assets	2,185	2,115
Valuation allowance	(314)	(257)
Total deferred tax assets	1,871	1,858
Deferred tax liabilities:
Fixed assets	(76)	(65)
Right of use assets	(54)	—
Undistributed foreign earnings	(39)	(38)
Total deferred tax liabilities	(169)	(103)
Net deferred tax assets	$1,702	$1,755

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Beginning balance	$257	$230	$227
Increases	57	27	8
Decreases	—	—	(5)
Ending balance	$314	$257	$230
At October 25, 2020, Applied has state research and development tax credit carryforwards of $327 million, including $309 million of credits that are carried over until exhausted and $15 million that are carried over for 15 years and begin to expire in fiscal 2031. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.
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

	2020	2019	2018

	(In millions)
Beginning balance of gross unrecognized tax benefits	$845	$374	$391
Settlements with tax authorities	(446)	(1)	(152)
Lapses of statutes of limitation	(3)	(2)	(37)
Increases in tax positions for current year	44	33	91
Increases in tax positions for prior years	91	441	83
Decreases in tax positions for prior years	(35)	—	(2)
Ending balance of gross unrecognized tax benefits	$496	$845	$374
The increases in tax positions for prior years of $441 million for fiscal 2019 include the effect of adoption of Accounting Standard Update 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2020, 2019 and 2018 was $24 million, $24 million and $12 million, respectively. The income tax liability for interest and penalties for fiscal 2020, 2019 and 2018 was $74 million, $50 million and $26 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2020, 2019 and 2018 are $410 million, $758 million, and $294 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
In fiscal 2020, Applied settled tax audits in Singapore related to fiscal 2012 through fiscal 2019 for additional tax payments of $72 million and a reduction of future tax deductions of $374 million. The tax expense impact of these settlements was $26 million. In fiscal 2019, Applied paid an immaterial amount as a result of settlements with tax authorities. In fiscal 2018, Applied paid $158 million, including interest and penalties, as a result of a settlement in Israel for fiscal 2011 through fiscal 2015 resulting in the recognition of a tax expense of $6 million.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Beginning balance	$196	$208	$206
Provisions for warranty	165	148	175
Changes in reserves related to preexisting warranty	2	7	3
Consumption of reserves	(162)	(167)	(176)
Ending balance	$201	$196	$208

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 25, 2020, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $233 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 25, 2020, Applied has provided parent guarantees to banks for approximately $153 million to cover these arrangements.
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

Note 17      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 25, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2020:
Semiconductor Systems	$11,367	$3,714	$219	$226	$2,061	$2,139
Applied Global Services	4,155	1,127	34	30	764	1,545
Display and Adjacent Markets	1,607	291	31	29	179	195
Corporate and Other	73	(767)	92	137	(41)	25
Total	$17,202	$4,365	$376	$422	$2,963	$3,904
2019:
Semiconductor Systems	$9,027	$2,464	$202	$168	$1,543	$1,703
Applied Global Services	3,854	1,101	25	47	790	1,535
Display and Adjacent Markets	1,651	294	22	43	246	214
Corporate and Other	76	(509)	114	183	(46)	22
Total	$14,608	$3,350	$363	$441	$2,533	$3,474
2018:
Semiconductor Systems	$10,577	$3,441	$303	$168	$1,597	$2,215
Applied Global Services	3,754	1,102	21	33	630	1,243
Display and Adjacent Markets	2,298	574	20	39	142	246
Corporate and Other	76	(626)	113	382	(46)	17
Total	$16,705	$4,491	$457	$622	$2,323	$3,721
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2020	2019	2018
Foundry, logic and other	59%	52%	36%
Dynamic random-access memory (DRAM)	20%	22%	27%
Flash memory	21%	26%	37%
	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	2020	2019	2018

	(In millions)
Unallocated net sales	$73	$76	$76
Unallocated cost of products sold and expenses	(533)	(322)	(444)
Share-based compensation	(307)	(263)	(258)
Total	$(767)	$(509)	$(626)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2020	2019	2018

	(In millions)
Net sales:
United States	$1,619	$1,871	$1,413
China	5,456	4,277	5,047
Korea	3,031	1,929	3,539
Taiwan	3,953	2,965	2,504
Japan	1,996	2,198	2,396
Europe	736	820	1,009
Southeast Asia	411	548	797
Total outside United States	15,583	12,737	15,292
Consolidated total	$17,202	$14,608	$16,705

	October 25, 2020	October 27, 2019

	(In millions)
Long-lived assets:
United States	$1,628	$1,539
China	14	20
Korea	21	24
Taiwan	59	56
Japan	16	16
Europe	21	28
Southeast Asia	18	23
Total outside United States	149	167
Consolidated total	$1,777	$1,706

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2020	2019	2018
Samsung Electronics Co., Ltd.	18%	*	13%
Taiwan Semiconductor Manufacturing Company Limited	18%	14%	*
Intel Corporation	*	12%	11%
______________________________
* Less than 10%

Note 18      Unaudited Quarterly Consolidated Financial Data

	Fiscal Quarter
	First	Second	Third	Fourth	Fiscal Year

	(In millions, except per share amounts)
2020:
Net sales	$4,162	$3,957	$4,395	$4,688	$17,202
Gross profit	$1,858	$1,749	$1,955	$2,130	$7,692
Net income	$892	$755	$841	$1,131	$3,619
Earnings per diluted share	$0.96	$0.82	$0.91	$1.23	$3.92
2019:
Net sales	$3,753	$3,539	$3,562	$3,754	$14,608
Gross profit	$1,665	$1,530	$1,557	$1,634	$6,386
Net income	$771	$666	$571	$698	$2,706
Earnings per diluted share	$0.80	$0.70	$0.61	$0.75	$2.86

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	3/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.2	3/16/2020
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Fourth Supplemental Indenture dated May 29, 2020, by and between Applied Materials, Inc. and U.S. Bank National Association	8-K	000-06920	4.1	5/29/2020
4.6	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934†
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.1	8/23/2018
10.9*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/24/2012
10.10*	Form of Performance Shares Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/24/2012
10.11*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.12*	Applied Materials, Inc. Employees’ Stock Purchase Plan, amended and restated effective October 28, 2019	10-K	000-06920	10.12	12/13/2019
10.13*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.14*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.15*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.16*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.17*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.18*	Form of Performance Shares Agreement for fiscal 2015 performance-based equity awards for certain executive officers under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	2/19/2015
10.19*	Applied Materials, Inc. Stock Purchase Plan for Offshore Employees, amended and restated effective October 28, 2019	10-K	000-06920	10.21	12/13/2019
10.20*	Applied Materials, Inc. 2016 Deferred Compensation Plan	10-K	000-06920	10.33	12/9/2015
10.21*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.1	5/25/2017
10.22*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
10.23*	Amendment No. 1 to the Applied Materials, Inc. 2016 Deferred Compensation Plan	10-Q	000-06920	10.1	2/21/2019
10.24*	Second Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan	10-Q	000-06920	10.2	2/21/2019
10.25*	Form of Performance Shares Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	2/21/2019
10.26*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	2/21/2019
10.27*	Share Purchase Agreement, dated as of June 30, 2019, among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	7/1/2019
10.28	Term Loan Credit Agreement, dated as of August 19, 2019, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	8/21/2019
10.29	Amendment No. 2, dated as of August 19, 2019, to Credit Agreement, dated as of September 3, 2015, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.2	8/21/2019
10.30*	Third Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan	10-Q	000-06920	10.1	2/20/2020
10.31	Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	2/21/2020
10.32*	Separation Agreement and Release, dated as of July 3, 2020 by and between Steve Ghanayem and Applied Materials, Inc.	8-K	000-06920	10.1	7/9/2020
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 11, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary E. Dickerson, Daniel J. Durn and Teri Little, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
******
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2020
Gary E. Dickerson
/S/ DANIEL J. DURN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 11, 2020
Daniel J. Durn
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 11, 2020
Charles W. Read

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 11, 2020
/S/ JUDY BRUNER
Judy Bruner	Director	December 11, 2020
/S/ XUN CHEN
Xun Chen	Director	December 11, 2020
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 11, 2020
/S/ STEPHEN R. FORREST
Stephen R. Forrest	Director	December 11, 2020
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 11, 2020
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 11, 2020
/s/ YVONNE MCGILL
Yvonne McGill	Director	December 11, 2020
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 11, 2020