Form 10-Q
period 2021-01-31
APPLIED MATERIALS INC /DE
filed 2021-02-25
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 31, 2021: 917,660,832

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 31, 2021	January 26, 2020

	(Unaudited)
Net sales	$5,162	$4,162
Cost of products sold	2,813	2,304
Gross profit	2,349	1,858
Operating expenses:
Research, development and engineering	606	552
Marketing and selling	147	135
General and administrative	161	129
Severance and related charges	152	—
Total operating expenses	1,066	816
Income from operations	1,283	1,042
Interest expense	61	59
Interest and other income, net	18	22
Income before income taxes	1,240	1,005
Provision for income taxes	110	113
Net income	$1,130	$892
Earnings per share:
Basic	$1.23	$0.97
Diluted	$1.22	$0.96
Weighted average number of shares:
Basic	915	916
Diluted	925	927
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 31, 2021	January 26, 2020

	(Unaudited)
Net income	$1,130	$892
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(2)	2
Change in unrealized net loss on derivative instruments	4	(10)
Other comprehensive income (loss), net of tax	2	(8)
Comprehensive income	$1,132	$884
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 31, 2021	October 25, 2020

ASSETS
Current assets:
Cash and cash equivalents	$6,213	$5,351
Short-term investments	410	387
Accounts receivable, net	3,045	2,963
Inventories	3,925	3,904
Other current assets	676	764
Total current assets	14,269	13,369
Long-term investments	1,601	1,538
Property, plant and equipment, net	1,638	1,604
Goodwill	3,479	3,466
Purchased technology and other intangible assets, net	140	153
Deferred income taxes and other assets	2,178	2,223
Total assets	$23,305	$22,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,932	$3,138
Contract liabilities	1,572	1,321
Total current liabilities	4,504	4,459
Long-term debt	5,449	5,448
Income taxes payable	1,210	1,206
Other liabilities	669	662
Total liabilities	11,832	11,775
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	7,869	7,904
Retained earnings	28,137	27,209
Treasury stock	(24,245)	(24,245)
Accumulated other comprehensive loss	(297)	(299)
Total stockholders’ equity	11,473	10,578
Total liabilities and stockholders’ equity	$23,305	$22,353
Amounts as of January 31, 2021 are unaudited. Amounts as of October 25, 2020 are derived from the October 25, 2020 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 31, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	1,130	—	—	—	1,130
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2	2
Dividends declared ($0.22 per common share)	—	—	—	(202)	—	—	—	(202)
Share-based compensation	—	—	107	—	—	—	—	107
Issuance under stock plans	4	—	(142)	—	—	—	—	(142)
Balance as of January 31, 2021	918	$9	$7,869	$28,137	1,091	$(24,245)	$(297)	$11,473

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	892	—	—	—	892
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(8)	(8)
Dividends declared ($0.21 per common share)	—	—	—	(193)	—	—	—	(193)
Share-based compensation	—	—	93	—	—	—	—	93
Issuance under stock plans	6	—	(138)	—	—	—	—	(138)
Common stock repurchases	(3)	—	—	—	3	(200)	—	(200)
Balance as of January 26, 2020	919	$9	$7,550	$25,085	1,082	$(23,796)	$(188)	$8,660

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 31, 2021	January 26, 2020

	(Unaudited)
Cash flows from operating activities:
Net income	$1,130	$892
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94	94
Severance and related charges	148	—
Share-based compensation	107	93
Deferred income taxes	28	30
Other	—	15
Changes in operating assets and liabilities:
Accounts receivable	(81)	(146)
Inventories	(21)	2
Other current and non-current assets	94	(99)
Accounts payable and accrued expenses	(335)	(6)
Contract liabilities	251	64
Income taxes payable	(8)	23
Other liabilities	14	25
Cash provided by operating activities	1,421	987
Cash flows from investing activities:
Capital expenditures	(121)	(102)
Cash paid for acquisitions, net of cash acquired	(12)	—
Proceeds from sales and maturities of investments	358	368
Purchases of investments	(441)	(428)
Cash used in investing activities	(216)	(162)
Cash flows from financing activities:
Proceeds from common stock issuances	—	15
Common stock repurchases	—	(200)
Tax withholding payments for vested equity awards	(142)	(153)
Payments of dividends to stockholders	(201)	(192)
Cash used in financing activities	(343)	(530)
Increase in cash, cash equivalents and restricted cash equivalents	862	295
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,466	3,129
Cash, cash equivalents and restricted cash equivalents — end of period	$6,328	$3,424
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$6,213	$3,424
Restricted cash equivalents included in deferred income taxes and other assets	115	—
Total cash, cash equivalents, and restricted cash equivalents	$6,328	$3,424
Supplemental cash flow information:
Cash payments for income taxes	$110	$82
Cash refunds from income taxes	$19	$1
Cash payments for interest	$35	$34
See accompanying Notes to Consolidated Condensed Financial Statements.

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2020 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020 (2020 Form 10-K). Applied’s results of operations for the three months ended January 31, 2021 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first three months of fiscal 2021 and 2020 contained 14 and 13 weeks, respectively.
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
As of January 31, 2021, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plans. In August 2018, the Financial Accounting Standard Board (FASB) issued authoritative guidance that adds, removes, and clarifies disclosure requirements for defined benefit and other postretirement plans. Applied adopted this guidance in the first quarter of fiscal 2021 under the retrospective basis. The adoption of this guidance did not have a significant impact on Applied's defined benefit and other postretirement disclosures.
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. Applied adopted this guidance in the first quarter of fiscal 2021. The adoption of this guidance did not have a significant impact on Applied’s consolidated condensed financial statements.
Financial Instruments: Credit Losses. In June 2016, the FASB issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. Applied adopted this guidance in the first quarter of fiscal 2021 under the modified retrospective basis. The adoption of this guidance did not have a significant impact on Applied’s consolidated condensed financial statements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 2      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of restricted stock units and employee stock purchase plan shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to the Company’s non-complex capital structure.

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions, except per share amounts)
Numerator:
Net income	$1,130	$892
Denominator:
Weighted average common shares outstanding	915	916
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	10	11
Denominator for diluted earnings per share	925	927
Basic earnings per share	$1.23	$0.97
Diluted earnings per share	$1.22	$0.96
Potentially weighted dilutive securities	—	—
Potentially weighted dilutive securities attributable to outstanding restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of Applied common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,150	$—	$—	$1,150
Cash equivalents:
Money market funds	5,038	—	—	5,038
Municipal securities	15	—	—	15
Commercial paper, corporate bonds and medium-term notes	10	—	—	10
Total Cash equivalents	5,063	—	—	5,063
Total Cash and Cash equivalents	$6,213	$—	$—	$6,213
Short-term and long-term investments:
Bank certificate of deposit	$2	$—	$—	$2
U.S. Treasury and agency securities	332	2	—	334
Non-U.S. government securities*	6	—	—	6
Municipal securities	354	6	—	360
Commercial paper, corporate bonds and medium-term notes	552	7	—	559
Asset-backed and mortgage-backed securities	540	8	—	548
Total fixed income securities	1,786	23	—	1,809
Publicly traded equity securities	12	42	1	53
Equity investments in privately-held companies	132	26	9	149
Total equity investments	144	68	10	202
Total short-term and long-term investments	$1,930	$91	$10	$2,011

Total Cash, Cash equivalents and Investments	$8,143	$91	$10	$8,224
_________________________
* Includes agency debt securities guaranteed by Canada

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,136	$—	$—	$1,136
Cash equivalents:
Money market funds	4,209	—	—	4,209
Municipal securities	6	—	—	6
Total Cash equivalents	4,215	—	—	4,215
Total Cash and Cash equivalents	$5,351	$—	$—	$5,351
Short-term and long-term investments:
U.S. Treasury and agency securities	$394	$4	$—	$398
Municipal securities	359	6	—	365
Commercial paper, corporate bonds and medium-term notes	492	8	1	499
Asset-backed and mortgage-backed securities	470	9	—	479
Total fixed income securities	1,715	27	1	1,741
Publicly traded equity securities	11	36	2	45
Equity investments in privately-held companies	121	25	7	139
Total equity investments	132	61	9	184
Total short-term and long-term investments	$1,847	$88	$10	$1,925

Total Cash, Cash equivalents and Investments	$7,198	$88	$10	$7,276

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of January 31, 2021:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$390	$392
Due after one through five years	857	869
No single maturity date**	683	750
Total	$1,930	$2,011
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three months ended January 31, 2021 and January 26, 2020 gross realized gains and losses on investments were not material.
As of January 31, 2021, and October 25, 2020, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three months ended January 31, 2021, with the adoption of credit losses authoritative guidance, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material. Applied determined that the gross unrealized losses on its marketable fixed-income securities as of January 26, 2020 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three months ended January 26, 2020. Impairment charges on equity investments in privately-held companies during the three months ended January 31, 2021 and January 26, 2020 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three months ended January 31, 2021 and January 26, 2020 were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Publicly traded equity securities
Unrealized gain	$8	$2
Unrealized loss	—	(3)
Equity investments in privately-held companies
Unrealized gain	1	—
Unrealized loss	(3)	(1)
Realized gain on sales	2	—
Realized loss on sales or impairment	—	(2)
Total gain (loss) on equity investments, net	$8	$(4)

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 31, 2021, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 31, 2021			October 25, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$5,153	$—	$5,153	$4,324	$—	$4,324
Bank certificate of deposit	—	2	2	—	—	—
U.S. Treasury and agency securities	308	26	334	375	23	398
Non-U.S. government securities	—	6	6	—	—	—
Municipal securities	—	375	375	—	371	371
Commercial paper, corporate bonds and medium-term notes	—	569	569	—	499	499
Asset-backed and mortgage-backed securities	—	548	548	—	479	479
Total available-for-sale debt security investments	$5,461	$1,526	$6,987	$4,699	$1,372	$6,071
Equity investments with readily determinable values
Publicly traded equity securities	$53	$—	$53	$45	$—	$45
Total equity investments with readily determinable values	$53	$—	$53	$45	$—	$45

Total	$5,514	$1,526	$7,040	$4,744	$1,372	$6,116
 _________________________
* Amount as of January 31, 2021 and October 25, 2020, each includes $115 million invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 31, 2021 or October 25, 2020.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three months ended January 31, 2021 and January 26, 2020 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 31, 2021 and October 25, 2020, the aggregate principal amount of long-term senior notes was $5.5 billion and the estimated fair value was $6.6 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 5       Derivative Instruments and Hedging Activities
Derivative Financial Instruments
Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as the Japanese yen, Israeli shekel, euro and Taiwanese dollar. Applied uses derivative financial instruments, such as forward exchange contracts and currency option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 31, 2021 is expected to be reclassified into earnings within 12 months. Changes in the fair value of option contracts due to changes in time value are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. Both ineffective hedge amounts and hedge components excluded from the assessment of effectiveness are recognized in earnings. If the transaction being hedged is no longer probable to occur, or if a portion of any derivative is deemed to be ineffective, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable not to occur by the end of the originally specified time period were not significant for the three months ended January 31, 2021 and January 26, 2020.
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
The fair values of foreign exchange derivative instruments as of January 31, 2021 and October 25, 2020 were not material.
Applied is also exposed to interest rate risk associated with its potential future borrowings. During the three months ended January 26, 2020, Applied entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt in May 2020.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$1	$7
Interest rate contracts	—	(18)
Total	$1	$(11)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	January 31, 2021			January 26, 2020
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$5,162	$(4)	$—	$4,162	$(1)	$2
Cost of products sold	$2,813	2	(1)	$2,304	2	—
Research, development and engineering	$606	1	—	$552	1	—
Interest Rate Contracts:
Interest expense	$61	(3)	—	$59	(1)	—
		$(4)	$(1)		$1	$2

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	January 31, 2021	January 26, 2020

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$—	$4
Total return swaps - deferred compensation	Cost of products sold	1	—
Total return swaps - deferred compensation	Operating expenses	7	—
Total		$8	$4

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 31, 2021.
Entering into derivative contracts with banks exposes Applied to credit-related losses in the event of the banks’ nonperformance. However, Applied’s exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 6      Accounts Receivable, Net
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements.
Applied sold $369 million and $206 million of account receivables during the three months ended January 31, 2021 and January 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 31, 2021 and January 26, 2020. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $30 million as of January 31, 2021 and October 25, 2020. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of January 31, 2021, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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
Contract balances at the end of each reporting period were as follows:

	January 31, 2021	October 25, 2020
	(In millions)

Contract assets	$167	$148
Contract liabilities	$1,572	$1,321
The increase in contract assets during the three months ended January 31, 2021, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the three months ended January 31, 2021, Applied recognized revenue of approximately $731 million related to contract liabilities at October 25, 2020. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 31, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three months ended January 31, 2021 and January 26, 2020.
As of January 31, 2021, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $844 million, of which approximately 62% is expected to be recognized within 12 months and the remainder is expected to recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 31, 2021	October 25, 2020

	(In millions)
Inventories
Customer service spares	$1,290	$1,270
Raw materials	879	870
Work-in-process	687	624
Finished goods	1,069	1,140
	$3,925	$3,904

Included in finished goods inventory are $21 million as of January 31, 2021, and $16 million as of October 25, 2020, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $396 million and $416 million of evaluation inventory as of January 31, 2021 and October 25, 2020, respectively.

	January 31, 2021	October 25, 2020

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$167	$162
Prepaid expenses and other	509	602
	$676	$764

	Useful Life	January 31, 2021	October 25, 2020

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$271	$256
Buildings and improvements	3-30	1,662	1,655
Demonstration and manufacturing equipment	3-5	1,660	1,586
Furniture, fixtures and other equipment	3-5	670	646
Construction in progress		232	237
Gross property, plant and equipment		4,495	4,380
Accumulated depreciation		(2,857)	(2,776)
		$1,638	$1,604

	January 31, 2021	October 25, 2020

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,684	$1,711
Operating lease right-of-use assets	241	252
Income tax receivables and other assets	253	260
	$2,178	$2,223

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 31, 2021	October 25, 2020

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,076	$1,124
Compensation and employee benefits	532	800
Warranty	196	201
Dividends payable	202	201
Income taxes payable	210	222
Other accrued taxes	12	33
Interest payable	55	36
Operating lease liabilities, current	63	64
Other	586	457
	$2,932	$3,138

	January 31, 2021	October 25, 2020

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$247	$241
Operating lease liabilities, non-current	186	195
Other	236	226
	$669	$662

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9      Business Combination
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric for a base purchase price of $2.2 billion in cash, subject to certain adjustments. Kokusai Electric is a leading company in providing high-productivity batch processing systems and services for memory, foundry and logic customers. These systems complement Applied’s portfolio of single-wafer processing systems. Following the close of the transaction, Kokusai Electric will operate as a business unit of Applied’s Semiconductor Systems segment and continue to be based in Tokyo, with technology and manufacturing centers in Toyama, Japan and Cheonan, Korea. The transaction is subject to regulatory approvals and other customary closing conditions. The SPA provides that if the SPA is terminated under certain circumstances involving the failure to obtain required regulatory approvals, Applied would be obligated to pay KKR a termination fee equal to $154 million in cash, and that either Applied or KKR may terminate the SPA if closing does not occur by December 30, 2020, which was the extended outside date mutually agreed by the parties pursuant to the SPA (Outside Date). On January 1, 2021, the parties to the SPA entered into an amendment, pursuant to which they agreed, among other things, to extend the Outside Date to March 19, 2021 (Extended Outside Date); increase the base purchase price to $3.5 billion; if all the closing conditions are satisfied on or prior to the Extended Outside Date, the Extended Outside Date is automatically extended to the first business day following the first date on which the parties would otherwise be obligated to consummate the closing in accordance with the SPA (or such other date mutually agreed in writing by Applied and KKR); if all the closing conditions are not satisfied on or prior to the Extended Outside Date, the SPA is deemed to be automatically terminated by KKR effective as of the Extended Outside Date (unless otherwise mutually agreed in writing by Applied and KKR); and if the SPA is terminated or deemed to be automatically terminated under certain circumstances involving the failure to obtain required regulatory approvals, Applied is obligated to pay KKR a termination fee equal to $154 million in cash.

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
Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. When reviewing goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
In performing a qualitative assessment, Applied considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If Applied concludes that is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, Applied would record an impairment charge equal to the excess of the carrying value of the reporting unit’s goodwill over its fair value.
As of January 31, 2021, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of goodwill as of January 31, 2021 and October 25, 2020 were as follows:

	January 31, 2021	October 25, 2020

	(In millions)
Semiconductor Systems	$2,207	$2,208
Applied Global Services	1,032	1,018
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,466

From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first quarter of fiscal 2021, goodwill increased by $13 million primarily due to the preliminary purchase accounting for an acquisition during the first quarter of 2021, which was not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 31, 2021	October 25, 2020

	(In millions)
Purchased technology, net	$67	$75
Intangible assets - finite-lived, net	73	78
Total	$140	$153

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	January 31, 2021			October 25, 2020
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,477	$256	$1,733	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	12	16	28	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,431)	$(189)	$(1,620)	$(1,423)	$(185)	$(1,608)
Applied Global Services	(31)	(44)	(75)	(31)	(44)	(75)
Display and Adjacent Markets	(157)	(38)	(195)	(157)	(37)	(194)
Corporate and Other	(1)	(10)	(11)	(1)	(10)	(11)
Accumulated amortization	$(1,620)	$(281)	$(1,901)	$(1,612)	$(276)	$(1,888)
Carrying amount	$67	$73	$140	$75	$78	$153

Details of amortization expense by segment were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
	(In millions)
Semiconductor Systems	$12	$10
Display and Adjacent Markets	1	4
Total	$13	$14

Amortization expense was charged to the following categories:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Cost of products sold	$8	$9
Marketing and selling	5	5
Total	$13	$14

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of January 31, 2021, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2021 (remaining 9 months)	$36
2022	33
2023	20
2024	17
2025	15
Thereafter	19
Total	$140

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
No amounts were outstanding under the Revolving Credit Agreement as of January 31, 2021 and October 25, 2020.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $77 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 31, 2021 and October 25, 2020, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders (Term Loan Lenders). Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In December 2020, Applied entered into an amendment to the Term Loan Credit Agreement with the Term Loan Lenders which, among other things, (i) extends to April 30, 2021 the expiration date of the Lenders’ commitments to fund the term loan and (ii) provides that the Lenders’ commitments to fund the term loan shall terminate automatically if the SPA is terminated without the consummation of the transactions contemplated by the SPA. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan. No amounts were outstanding under the Term Loan Credit Agreement at both January 31, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At January 31, 2021 and October 25, 2020, Applied did not have any commercial paper outstanding.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Senior Unsecured Notes
In May 2020, Applied issued $750 million aggregate principal amount of 1.750% senior unsecured notes due 2030 and $750 million aggregate principal amount of 2.750% senior unsecured notes due 2050, in a registered public offering. In June 2020, Applied used a portion of the net proceeds from the offering to redeem the outstanding $600 million in aggregate principal amount of its 2.625% senior unsecured notes due October 1, 2020 and $750 million in aggregate principal amount of its 4.300% senior unsecured notes due June 15, 2021, at a total aggregate redemption price of $1.4 billion. As a result, Applied recognized a $33 million loss on early extinguishment of these senior unsecured notes during the third quarter of fiscal 2020.
Debt outstanding as of January 31, 2021 and October 25, 2020 was as follows:

	Principal Amount
	January 31, 2021	October 25, 2020	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(15)	(15)
Total unamortized debt issuance costs	(36)	(37)
Total long-term debt	$5,449	$5,448

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
	(In millions, except percentages)
Operating lease cost	$19	$13
Weighted-average remaining lease term (in years)	5.0	5.5
Weighted-average discount rate	1.8%	1.8%

Supplemental cash flow information related to leases are as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
	(In millions)
Operating cash flows paid for operating leases	$19	$13
Right-of-use assets obtained in exchange for operating lease liabilities	$4	$5
As of January 31, 2021, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2021 (remaining 9 months)	$51
2022	57
2023	50
2024	43
2025	34
Thereafter	25
Total lease payments	$260
Less imputed interest	(11)
Total	$249

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Severance and Related Charges
Fiscal 2021 Severance Plan
In the first quarter of fiscal 2021, Applied enacted a severance plan to realign its workforce. Under this plan, Applied implemented a one-time voluntary retirement program and other workforce reduction actions. The voluntary retirement program was available to certain U.S. employees who met minimum age and length of service requirements, as well as other business-specific criteria. The payments under this plan are paid at the time of termination and the related costs were not allocated to the segments. In addition, Applied implemented other workforce reduction actions globally across the Display and Adjacent Markets business. These costs were recorded under the Display and Adjacent Markets segment.
During the first quarter of fiscal 2021, Applied recognized $152 million of severance and related charges in connection with the Fiscal 2021 Severance Plan, of which $147 million remains outstanding as of January 31, 2021.
Severance and related charges by segment were as follows:

Three Months Ended
January 31, 2021
(In millions)
Display and Adjacent Markets	$8
Corporate and Other	144
Total	$152

Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the three months ended January 31, 2021 were as follows:

Severance and Related Charges Reserves
January 31, 2021
(In millions)
Balance as of October 25, 2020	$—
Provision for severance	152
Consumption of reserves	(5)
Balance as of January 31, 2021	$147

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(1)	1	—	—	—
Amounts reclassified out of AOCI	(1)	3	—	—	2
Other comprehensive income (loss), net of tax	(2)	4	—	—	2

Balance as of January 31, 2021	$18	$(129)	$(199)	$13	$(297)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	3	(9)	—	—	(6)
Amounts reclassified out of AOCI	(1)	(1)	—	—	(2)
Other comprehensive income (loss), net of tax	2	(10)	—	—	(8)
Balance as of January 26, 2020	$13	$(26)	$(188)	$13	$(188)

The tax effects on net income of amounts reclassified from AOCI for the three months ended January 31, 2021 and January 26, 2020 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of January 31, 2021, approximately $1.3 billion remained available for future stock repurchases under this repurchase program.
The following table summarizes Applied’s stock repurchases for the three months ended January 31, 2021 and January 26, 2020:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(in millions, except per share amount)
Shares of common stock repurchased	none	3
Cost of stock repurchased	$—	$200
Average price paid per share	$—	$58.62
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
Dividends
In December 2020, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2021, in the amount of $0.22 per share. Dividends paid during the three months ended January 31, 2021 and January 26, 2020 totaled $201 million and $192 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three months ended January 31, 2021 and January 26, 2020, Applied recognized share-based compensation expense related equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Cost of products sold	$36	$31
Research, development and engineering	40	35
Marketing and selling	13	11
General and administrative	18	16
Total share-based compensation	$107	$93

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
As of January 31, 2021, Applied had $627 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 3.0 years. As of January 31, 2021, there were 48 million shares available for grants of share-based awards under the Employee Stock Incentive Plan, and an additional 10 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the three months ended January 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 25, 2020	15	$45.36
Granted	4	$87.16
Vested	(5)	$42.52
Canceled	—	$51.86
Outstanding as of January 31, 2021	14	$59.50
As of January 31, 2021, 1.3 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2021, certain executive officers were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period.
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
During the first quarter of fiscal 2021, certain executive officers were also granted non-recurring long-term performance-based awards that are subject to the achievement of targeted levels of Applied’s absolute TSR. The awards become eligible to vest only if targeted levels of TSR are achieved during the five-year performance period and will vest only if the grantee remains employed by Applied through the vesting date in October 2025, except in the event of involuntary termination of employment without cause, death or following a change of control. The number of shares that may vest in full after five years ranges from 0% to 200% of the target amount.
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
The fair value of the portion of the awards subject to targeted levels of relative TSR or absolute TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. There was no purchase during both of the three months ended January 31, 2021 and January 26, 2020. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 15    Income Taxes
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
On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act. The enactment of this Act does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the first quarter of fiscal 2021 and 2020 were 8.9 percent and 11.2 percent, respectively. The effective tax rate for the first quarter of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021 and higher income in Singapore, which is subject to a lower tax rate. These tax benefits were partially offset by the reduction in excess tax benefits from stock-based compensation in the first quarter of fiscal 2021 when compared to the first quarter of the prior fiscal year.

Note 16      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Beginning balance	$201	$196
Warranties issued	49	40
Change in reserves related to preexisting warranty	2	(3)
Consumption of reserves	(56)	(37)
Ending balance	$196	$196
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $356 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 31, 2021, Applied has provided parent guarantees to banks for approximately $153 million to cover these arrangements.

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

Note 17      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules, and certain operating expenses that are not allocated to its reportable segments and are managed separately at the corporate level. These operating expenses include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 31, 2021:
Semiconductor Systems	$3,553	$1,261
Applied Global Services	1,155	332
Display and Adjacent Markets	411	65
Corporate and Other	43	(375)
Total	$5,162	$1,283
January 26, 2020:
Semiconductor Systems	$2,814	$915
Applied Global Services	997	278
Display and Adjacent Markets	332	38
Corporate and Other	19	(189)
Total	$4,162	$1,042
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for the three months ended January 31, 2021 included severance and related charges as discussed in Note 13, Severance and Related Charges.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 31, 2021		January 26, 2020		Change

	(In millions, except percentages)
China	$1,383	27%	$1,272	31%	9%
Korea	1,289	25%	508	12%	154%
Taiwan	1,200	23%	1,365	33%	(12)%
Japan	458	9%	351	8%	30%
Southeast Asia	190	4%	72	2%	164%
Asia Pacific	4,520	88%	3,568	86%	27%
United States	343	6%	441	10%	(22)%
Europe	299	6%	153	4%	95%
Total	$5,162	100%	$4,162	100%	24%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
Foundry, logic and other	58%	68%
Dynamic random-access memory (DRAM)	17%	15%
Flash memory	25%	17%
	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Unallocated net sales	$43	$19
Unallocated cost of products sold and expenses	(167)	(115)
Share-based compensation	(107)	(93)
Severance and related charges	(144)	—
Total	$(375)	$(189)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 31, 2021, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	18%
Samsung Electronics Co., Ltd.	20%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of Applied’s results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 25, 2020 contained in the Company’s Form 10-K filed on December 11, 2020.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, including the proposed acquisition of Kokusai Electric Corporation (Kokusai Electric), growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.

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
Applied operates in three reportable segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 17 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions, except per share amounts and percentages)
Net sales	$5,162	$4,162	$1,000
Gross margin	45.5%	44.6%	0.9 points
Operating income	$1,283	$1,042	$241
Operating margin	24.9%	25.0%	(0.1) points
Net income	$1,130	$892	$238
Earnings per diluted share	$1.22	$0.96	$0.26

Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first three months of fiscal 2021 and 2020 contained 14 and 13 weeks, respectively.
COVID-19 was designated a pandemic during fiscal 2020 and the resulting restrictions put in place worldwide impacted Applied’s supply chains and manufacturing operations. The semiconductor industry was deemed to be part of a U.S. Critical Infrastructure Sector, allowing Applied to continue operations, while ensuring compliance with orders and restrictions imposed by government authorities by putting additional precautionary measures in place to keep its workplaces healthy and safe, everywhere Applied operates in the world.
Even with the ongoing challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions during the three months ended January 31, 2021. Foundry and logic spending increased in the three months ended January 31, 2021 compared to the same period in the prior year led by customer investment in advanced foundry-logic nodes. Spending by memory customers increased in the three months ended January 31, 2021 compared to the same period in the prior year, as the industry continues to recover from excess supply and inventory levels. Applied saw continued growth in its services business compared to the same period in the prior year driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s display and adjacent markets revenue increased in the three months ended January 31, 2021 compared to the same period in the prior year due to increased investment in display manufacturing equipment for mobile products.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021		January 26, 2020		Change

	(In millions, except percentages)
Semiconductor Systems	$3,553	69%	$2,814	68%	26%
Applied Global Services	1,155	22%	997	24%	16%
Display and Adjacent Markets	411	8%	332	8%	24%
Corporate and Other	43	1%	19	—%	126%
Total	$5,162	100%	$4,162	100%	24%

For the three months ended January 31, 2021 compared to the same period in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 31, 2021		January 26, 2020		Change

	(In millions, except percentages)
China	$1,383	27%	$1,272	31%	9%
Korea	1,289	25%	508	12%	154%
Taiwan	1,200	23%	1,365	33%	(12)%
Japan	458	9%	351	8%	30%
Southeast Asia	190	4%	72	2%	164%
Asia Pacific	4,520	88%	3,568	86%	27%
United States	343	6%	441	10%	(22)%
Europe	299	6%	153	4%	95%
Total	$5,162	100%	$4,162	100%	24%

The changes in net sales in all regions, other than China, in the three months ended January 31, 2021 compared to the same period in the prior year primarily reflected changes in semiconductor equipment spending. The increase in net sales to customers in China for the three months ended January 31, 2021 compared to the same period in the prior year was primarily due to increased investments in display manufacturing equipment and customer spending on comprehensive service agreements.

Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

Gross margin	45.5%	44.6%	0.9 points
Gross margin in the three months ended January 31, 2021 increased compared to the same period in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs and higher personnel costs due to increase in headcount to provide manufacturing capacity and flexibility. Gross margin during the three months ended January 31, 2021 and January 26, 2020 included $36 million and $31 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions)
Research, development and engineering	$606	$552	$54
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
The increases in RD&E expenses during the three months ended January 31, 2021 compared to the same period in the prior year were primarily due to additional headcount. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 31, 2021 and January 26, 2020 included $40 million and $35 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions)
Marketing and selling	$147	$135	$12
Marketing and selling expenses for the three months ended January 31, 2021 increased compared to the same period in fiscal 2020 primarily due to additional headcount. Marketing and selling expenses during the three months ended January 31, 2021 and January 26, 2020 included $13 million and $11 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions)
General and administrative	$161	$129	$32
G&A expenses in the three months ended January 31, 2021 increased compared to the same period in the prior year primarily due to additional headcount and higher expense associated with business combination activities. G&A expenses during the three months ended January 31, 2021 and January 26, 2020 included $18 million and $16 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions)
Severance and related charges	$152	$—	$152
In the first quarter of fiscal 2021, Applied enacted a severance plan (Fiscal 2021 Severance Plan) to realign its workforce. Under this plan, Applied implemented a one-time voluntary retirement program and other workforce reduction actions. The voluntary retirement program was available to certain U.S. employees who met minimum age and length of service requirements, as well as other business-specific criteria. In addition, Applied implemented other workforce reduction actions globally across the Display and Adjacent Markets business. During the first quarter of fiscal 2021, Applied recognized $152 million of severance and related charges in connection with the Fiscal 2021 Severance Plan.
Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions)
Interest expense	$61	$59	$2
Interest and other income (loss), net	$18	$22	$(4)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 31, 2021 remained relatively flat compared to the same period in the prior year.
Interest and other income, net in the three months ended January 31, 2021 decreased compared to the same period in the prior year, primarily driven by lower interest income, partially offset by higher net gain from investments during the three months ended January 31, 2021 compared to the same period in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions, except percentages)
Provision for income taxes	$110	$113	$(3)
Effective tax rate	8.9%	11.2%	(2.3) points
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
On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act. The enactment of this Act does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the first quarter of fiscal 2021 and 2020 were 8.9 percent and 11.2 percent, respectively. The effective tax rate for the first quarter of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021 and higher income in Singapore, which is subject to a lower tax rate. These tax benefits were partially offset by the reduction in excess tax benefits from stock-based compensation in the first quarter of fiscal 2021 when compared to the first quarter of the prior fiscal year.

Segment Information
Applied reports financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 17 of Notes to Consolidated Condensed Financial Statements.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules and certain operating expenses that are not allocated to its reportable segments and are managed separately at the corporate level. These operating expenses include costs for share-based compensation; certain management, finance, legal, human resource, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, Applied does not allocate to its reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first three months of fiscal 2021. Foundry and logic spending increased, in absolute dollars, in the three months ended January 31, 2021 compared to the same period in the prior year led by customer investment in advanced foundry-logic nodes. Spending by memory customers also increased in the three months ended January 31, 2021 compared to the same period in the prior year.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$3,553	$2,814	$739	26%
Operating income	$1,261	$915	$346	38%
Operating margin	35.5%	32.5%		3.0 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020
Foundry, logic and other	58%	68%
Dynamic random-access memory (DRAM)	17%	15%
Flash memory	25%	17%
	100%	100%
Net sales for the three months ended January 31, 2021 increased, in absolute dollars, compared to the same period in the prior year primarily due to higher spending from memory customers. Operating margin for the three months ended January 31, 2021 increased compared to the same period in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and higher freight costs. In the three months ended January 31, 2021, three customers each accounted for at least 10 percent of this segment’s net sales.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended
	January 31, 2021		January 26, 2020		Change

	(In millions, except percentages)
Korea	$1,126	32%	$365	13%	208%
Taiwan	$972	27%	$1,179	42%	(18)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$1,155	$997	$158	16%
Operating income	$332	$278	$54	19%
Operating margin	28.7%	27.9%		0.8 points

Net sales for the three months ended January 31, 2021 increased compared to the same period in the prior year primarily due to higher customer spending on comprehensive service agreements and spares, including the impact of an additional one week during the first quarter of fiscal 2021, partially offset by lower customer spending on legacy systems. Operating margin for the three months ended January 31, 2021 compared to the same period in the prior year increased primarily due higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended January 31, 2021, one customer accounted for more than 10 percent of this segment’s total net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$411	$332	$79	24%
Operating income	$65	$38	$27	71%
Operating margin	15.8%	11.4%		4.4 points

Net sales for the three months ended January 31, 2021 increased compared to the same period in the prior year primarily due to higher customer investment in display manufacturing equipment for mobile products, partially offset by the decrease in customer investments in display manufacturing equipment for TVs. Operating margin for the three months ended January 31, 2021 increased compared to the same period in the prior year due to higher net sales and favorable changes in customer and product mix. In the three months ended January 31, 2021, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 77 percent of this segment’s total net sales, with two customers accounting for approximately 66 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended
	January 31, 2021		January 26, 2020		Change

	(In millions, except percentages)
China	$337	82%	$304	92%	11%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 31, 2021	October 25, 2020

	(In millions)
Cash and cash equivalents	$6,213	$5,351
Short-term investments	410	387
Long-term investments	1,601	1,538
Total cash, cash-equivalents and investments	$8,224	$7,276
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 31, 2021	January 26, 2020

	(In millions)
Cash provided by operating activities	$1,421	$987
Cash used in investing activities	$(216)	$(162)
Cash used in financing activities	$(343)	$(530)
Operating Activities
Cash from operating activities for the three months ended January 31, 2021 was $1.4 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first three months of fiscal 2021 compared to the same period in the prior year primarily due to better cash collections and higher tax refunds, partially offset by higher payments to suppliers and variable compensation.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $369 million and $206 million of accounts receivable during the three months ended January 31, 2021 and January 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 31, 2021 and January 26, 2020.
Applied’s working capital was $9.8 billion as of January 31, 2021 and $8.9 billion as of October 25, 2020.

Days sales outstanding for the three months ended January 31, 2021 and January 26, 2020 were 58 days and 59 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to higher revenue and accounts receivable factoring compared to the same period in the prior year.
Investing Activities
Applied used $216 million of cash in investing activities during the three months ended January 31, 2021. Capital expenditures totaled $121 million, net cash paid for an immaterial acquisition was $12 million and purchases of investments, net of proceeds from sales and maturities of investments were $83 million during the three months ended January 31, 2021.
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

Financing Activities
Applied used $343 million of cash in financing activities during the three months ended January 31, 2021, consisting primarily of cash dividends to stockholders of $201 million and tax withholding payments for vested equity awards of $142 million.
In December 2020, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2021, in the amount of $0.22, per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of January 31, 2021.
Remaining credit facilities in the amount of approximately $77 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both January 31, 2021 and October 25, 2020.
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders (Term Loan Lenders). Under the agreement, the lenders have committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In December 2020, Applied entered into an amendment to the Term Loan Credit Agreement with the Term Loan Lenders which, among other things, (i) extends to April 30, 2021 the expiration date of the Lenders’ commitments to fund the term loan and (ii) provides that the Lenders’ commitments to fund the term loan shall terminate automatically if the SPA is terminated without the consummation of the transactions contemplated by the SPA. The term loan, if advanced, will bear interest at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings, and must be repaid in full on the third anniversary of the funding date of the term loan. No amounts were outstanding under the Term Loan Credit Agreement at both January 31, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount $1.5 billion. As of January 31, 2021, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
In May 2020, Applied issued $750 million aggregate principal amount of 1.750% senior unsecured notes due 2030 and $750 million aggregate principal amount of 2.750% senior unsecured notes due 2050, in a registered public offering. In June 2020, Applied used a portion of the net proceeds from the offering to redeem the outstanding $600 million in aggregate principal amount of its 2.625% senior unsecured notes due October 1, 2020 and $750 million in aggregate principal amount of its 4.300% senior unsecured notes due June 15, 2021, at a total aggregate redemption price of $1.4 billion. As a result, Applied recognized a $33 million loss on early extinguishment of these senior unsecured notes during the third quarter of fiscal 2020.
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of January 31, 2021. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.

In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 31, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $356 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 31, 2021, Applied has provided parent guarantees to banks for approximately $153 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 31, 2021, Applied had $857 million of total payments remaining, payable in installments in the next six years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

Allowance for Credit Losses
Applied maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues Applied has identified. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to Applied or its payment trends, may require Applied to further adjust its estimates of the recoverability of amounts due to Applied, which could have a material adverse effect on Applied’s business, financial condition and results of operations.
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
Goodwill and Intangible Assets
Applied reviews goodwill and intangible assets for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. When reviewing goodwill for impairment, Applied first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
In performing a qualitative assessment, Applied considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If Applied concludes that is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, Applied would record an impairment charge equal to the excess of the carrying value of the reporting unit’s goodwill over its fair value.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring and severance charges and any associated adjustments; certain incremental expenses related to COVID-19; impairments of assets, or investments; gain or loss on sale of strategic investments; loss on early extinguishment of debt; certain income tax items and other discrete adjustments. On a non-GAAP basis, the tax effect related to share-based compensation is recognized ratably over the fiscal year. Additionally, non-GAAP results exclude estimated discrete income tax expense items associated with U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 31, 2021	January 26, 2020
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,349	$1,858
Certain items associated with acquisitions[1]	8	9
Certain incremental expenses related to COVID-19[2]	12	—
Non-GAAP adjusted gross profit	$2,369	$1,867
Non-GAAP adjusted gross margin	45.9%	44.9%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,283	$1,042
Certain items associated with acquisitions[1]	13	13
Acquisition integration and deal costs	24	13
Certain incremental expenses related to COVID-19[2]	24	—
Severance and related charges[3]	152	—
Non-GAAP adjusted operating income	$1,496	$1,068
Non-GAAP adjusted operating margin	29.0%	25.7%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,130	$892
Certain items associated with acquisitions[1]	13	13
Acquisition integration and deal costs	24	13
Certain incremental expenses related to COVID-19[2]	24	—
Severance and related charges[3]	152	—
Realized loss (gain) on strategic investments, net	(2)	2
Unrealized loss (gain) on strategic investments, net	(6)	2
Income tax effect of share-based compensation[4]	(29)	(33)
Income tax effects related to intra-entity intangible asset transfers	20	21
Resolution of prior years’ income tax filings and other tax items	(3)	(1)
Income tax effect of non-GAAP adjustments[5]	(41)	(5)
Non-GAAP adjusted net income	$1,282	$904

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 31, 2021	January 26, 2020

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.22	$0.96
Certain items associated with acquisitions	0.01	0.01
Acquisition integration and deal costs	0.02	0.01
Certain incremental expenses related to COVID-19	0.02	—
Severance and related charges	0.13	—
Income tax effect of share-based compensation	(0.03)	(0.03)
Income tax effects related to intra-entity intangible asset transfers	0.02	0.03
Non-GAAP adjusted earnings per diluted share	$1.39	$0.98
Weighted average number of diluted shares	925	927

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 31, 2021	January 26, 2020

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,261	$915
Certain items associated with acquisitions[1]	10	10
Acquisition integration costs	(2)	—
Certain incremental expenses related to COVID-19[2]	12	—
Non-GAAP adjusted operating income	$1,281	$925
Non-GAAP adjusted operating margin	36.1%	32.9%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$332	$278
Certain incremental expenses related to COVID-19[2]	8	—
Non-GAAP adjusted operating income	$340	$278
Non-GAAP adjusted operating margin	29.4%	27.9%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$65	$38
Certain items associated with acquisitions[1]	1	3
Certain incremental expenses related to COVID-19[2]	1	—
Severance and related charges[3]	8	—
Non-GAAP adjusted operating income	$75	$41
Non-GAAP adjusted operating margin	18.2%	12.3%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.8 billion as of January 31, 2021. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of January 31, 2021, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of January 31, 2021, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $6.6 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $793 million as of January 31, 2021.
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
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the first quarter of fiscal 2021, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
The information set forth under “Legal Matters” in Note 16 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference.

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2020 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report. Many of the risk factors described below may be exacerbated by the ongoing COVID-19 pandemic and global measures taken in response thereto and any worsening of the global business and economic conditions as a result.
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results.
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. While Applied continues to see progress in the recovery within its supply chain, travel and logistics restrictions, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites to protect the health and safety of employees, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels. In addition, the pandemic and the impact of the foregoing measures in various forms and in varying degrees have had, and may continue to have a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
The degree to which the pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, the extent and effectiveness of containment actions, availability of effective vaccines against COVID-19 to the general population and how widely utilized the vaccines will be, effectiveness of government stimulus programs, resurgence of COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the ongoing pandemic.
Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in three months ended January 31, 2021, approximately 94% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•direct and indirect global trade issues and changes in and uncertainties with respect to trade policies, trade sanctions, tariffs, and international trade disputes, including the recent rules and interpretations promulgated by the U.S. Department of Commerce expanding export license requirements for certain products sold to certain entities in China;
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
•performance of third-party providers of outsourced functions, including certain engineering, software development, manufacturing, information technology and other activities;
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
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses have limited and could further limit our markets and impact our business. Recently the U.S. Department of Commerce has promulgated several rules and interpretations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, and added certain Chinese companies, including one of the Company’s customers, to its “entity list”. These rules and interpretations require us to obtain additional export licenses to supply certain of our products to such customer in China. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation and interpretation of these rules are ongoing and their impact on our business is uncertain, and these rules and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. Additionally, on August 17, 2020, the U.S. Department of Commerce published a final rule that does not impose additional license requirements for the export of Applied’s products but could require certain of Applied’s customers to obtain licenses for the export of wafers, chipsets and certain related items to Huawei or its affiliates that are the direct product of US-origin semiconductor manufacturing equipment and thus could potentially limit the demand for certain of Applied’s products from such customers. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting the Company’s ability to provide certain of its products to customers in China.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility, and a $2.0 billion term loan facility to finance in part its planned acquisition of Kokusai Electric. While no amounts were outstanding under either credit agreement as of January 31, 2021, Applied may borrow amounts in the future under either or both of these agreements. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel regulations, privacy, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade, antitrust, privacy and anti-corruption, could result in fines, criminal sanctions, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In February 2018, the Board of Directors approved a common stock repurchase program authorizing up to an aggregate of $6.0 billion in repurchases. As of January 31, 2021, approximately $1.3 billion remained available for future stock repurchases under this repurchase program. There were no shares of common stock repurchased by Applied during the first quarter of fiscal 2021.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1	Amendment to Share Purchase Agreement, dated as of January 1, 2021, by and among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	01/04/2021
10.1	Amendment No. 1 to Term Loan Credit Agreement, dated as of December 30, 2020, by and among Applied Materials, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein	8-K	000-06920	10.1	01/04/2021
10.2	Applied Materials, Inc. 2016 Deferred Compensation Plan, as amended and restated on January 1, 2021†
10.3	Form of Performance Shares Agreement for certain executive officers for use under the Applied Materials, Inc. Employee Stock Incentive Plan†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†    Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
February 25, 2021

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 25, 2021