Form 10-Q
period 2021-05-02
APPLIED MATERIALS INC /DE
filed 2021-05-27
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of May 2, 2021: 913,980,756

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 2, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(Unaudited)
Net sales	$5,582	$3,957	$10,744	$8,119
Cost of products sold	2,929	2,208	5,742	4,512
Gross profit	2,653	1,749	5,002	3,607
Operating expenses:
Research, development and engineering	617	550	1,223	1,102
Marketing and selling	148	130	295	265
General and administrative	149	137	310	266
Severance and related charges	6	—	158	—
Deal termination fee	154	—	154	—
Total operating expenses	1,074	817	2,140	1,633
Income from operations	1,579	932	2,862	1,974
Interest expense	61	61	122	120
Interest and other income, net	27	7	45	29
Income before income taxes	1,545	878	2,785	1,883
Provision for income taxes	215	123	325	236
Net income	$1,330	$755	$2,460	$1,647
Earnings per share:
Basic	$1.45	$0.82	$2.68	$1.80
Diluted	$1.43	$0.82	$2.66	$1.78
Weighted average number of shares:
Basic	918	917	917	917
Diluted	927	923	926	925
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(Unaudited)
Net income	$1,330	$755	$2,460	$1,647
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(8)	(1)	(10)	1
Change in unrealized net loss on derivative instruments	15	(126)	19	(136)
Other comprehensive income (loss), net of tax	7	(127)	9	(135)
Comprehensive income	$1,337	$628	$2,469	$1,512
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	May 2, 2021	October 25, 2020

ASSETS
Current assets:
Cash and cash equivalents	$6,305	$5,351
Short-term investments	460	387
Accounts receivable, net	3,375	2,963
Inventories	4,053	3,904
Other current assets	778	764
Total current assets	14,971	13,369
Long-term investments	1,569	1,538
Property, plant and equipment, net	1,768	1,604
Goodwill	3,479	3,466
Purchased technology and other intangible assets, net	127	153
Deferred income taxes and other assets	2,171	2,223
Total assets	$24,085	$22,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,116	$3,138
Contract liabilities	1,706	1,321
Total current liabilities	4,822	4,459
Long-term debt	5,450	5,448
Income taxes payable	1,138	1,206
Other liabilities	682	662
Total liabilities	12,092	11,775
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	8,022	7,904
Retained earnings	29,247	27,209
Treasury stock	(24,995)	(24,245)
Accumulated other comprehensive loss	(290)	(299)
Total stockholders’ equity	11,993	10,578
Total liabilities and stockholders’ equity	$24,085	$22,353
Amounts as of May 2, 2021 are unaudited. Amounts as of October 25, 2020 are derived from the October 25, 2020 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended May 2, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 31, 2021	918	$9	$7,869	$28,137	1,091	$(24,245)	$(297)	$11,473
Net income	—	—	—	1,330	—	—	—	1,330
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7	7
Dividends declared ($0.24 per common share)	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	84	—	—	—	—	84
Issuance under stock plans	2	—	69	—	—	—	—	69
Common stock repurchases	(6)	—	—	—	6	(750)	—	(750)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 2, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	2,460	—	—	—	2,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9	9
Dividends declared ($0.46 per common share)	—	—	—	(422)	—	—	—	(422)
Share-based compensation	—	—	191	—	—	—	—	191
Issuance under stock plans	6	—	(73)	—	—	—	—	(73)
Common stock repurchases	(6)	—	—	—	6	(750)	—	(750)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 26, 2020	919	$9	$7,550	$25,085	1,082	$(23,796)	$(188)	$8,660
Net income	—	—	—	755	—	—	—	755
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(127)	(127)
Dividends declared ($0.22 per common share)	—	—	—	(202)	—	—	—	(202)
Share-based compensation	—	—	71	—	—	—	—	71
Issuance under stock plans	2	—	66	—	—	—	—	66
Common stock repurchases	(4)	—	—	—	4	(199)	—	(199)
Balance as of April 26, 2020	917	$9	$7,687	$25,638	1,086	$(23,995)	$(315)	$9,024

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	1,647	—	—	—	1,647
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(135)	(135)
Dividends declared ($0.43 per common share)	—	—	—	(395)	—	—	—	(395)
Share-based compensation	—	—	164	—	—	—	—	164
Issuance under stock plans	8	—	(72)	—	—	—	—	(72)
Common stock repurchases	(7)	—	—	—	7	(399)	—	(399)
Balance as of April 26, 2020	917	$9	$7,687	$25,638	1,086	$(23,995)	$(315)	$9,024

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	May 2, 2021	April 26, 2020

	(Unaudited)
Cash flows from operating activities:
Net income	$2,460	$1,647
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	191	185
Severance and related charges	149	—
Share-based compensation	191	164
Deferred income taxes	24	19
Other	(15)	22
Changes in operating assets and liabilities:
Accounts receivable	(411)	(92)
Inventories	(149)	(252)
Other current and non-current assets	3	(112)
Accounts payable and accrued expenses	(155)	82
Contract liabilities	385	(2)
Income taxes payable	(90)	(37)
Other liabilities	25	(2)
Cash provided by operating activities	2,608	1,622
Cash flows from investing activities:
Capital expenditures	(325)	(173)
Cash paid for acquisitions, net of cash acquired	(12)	(27)
Proceeds from sales and maturities of investments	624	1,035
Purchases of investments	(722)	(832)
Cash provided by (used in) investing activities	(435)	3
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	1,498
Proceeds from common stock issuances	86	91
Common stock repurchases	(750)	(399)
Tax withholding payments for vested equity awards	(159)	(163)
Payments of dividends to stockholders	(403)	(385)
Cash provided by (used in) financing activities	(1,226)	642
Increase in cash, cash equivalents and restricted cash equivalents	947	2,267
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,466	3,129
Cash, cash equivalents and restricted cash equivalents — end of period	$6,413	$5,396
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$6,305	$5,281
Restricted cash equivalents included in deferred income taxes and other assets	108	115
Total cash, cash equivalents, and restricted cash equivalents	$6,413	$5,396
Supplemental cash flow information:
Cash payments for income taxes	$409	$281
Cash refunds from income taxes	$23	$5
Cash payments for interest	$103	$110
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2020 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020 (2020 Form 10-K). Applied’s results of operations for the three and six months ended May 2, 2021 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first six months of fiscal 2021 and 2020 contained 27 and 26 weeks, respectively.
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
As of May 2, 2021, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plans. In August 2018, the Financial Accounting Standard Board (FASB) issued authoritative guidance that adds, removes, and clarifies disclosure requirements for defined benefit and other postretirement plans. Applied adopted this guidance in the first quarter of fiscal 2021 under the retrospective basis. The adoption of this guidance did not have a significant impact on Applied’s defined benefit and other postretirement disclosures.
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

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions, except per share amounts)
Numerator:
Net income	$1,330	$755	$2,460	$1,647
Denominator:
Weighted average common shares outstanding	918	917	917	917
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	9	6	9	8
Denominator for diluted earnings per share	927	923	926	925
Basic earnings per share	$1.45	$0.82	$2.68	$1.80
Diluted earnings per share	$1.43	$0.82	$2.66	$1.78
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

May 2, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,257	$—	$—	$1,257
Cash equivalents:
Money market funds	5,038	—	—	5,038
Municipal securities	—	—	—	—
Commercial paper, corporate bonds and medium-term notes	10	—	—	10
Total Cash equivalents	5,048	—	—	5,048
Total Cash and Cash equivalents	$6,305	$—	$—	$6,305
Short-term and long-term investments:
Bank certificate of deposit	$2	$—	$—	$2
U.S. Treasury and agency securities	329	1	—	330
Non-U.S. government securities*	5	—	—	5
Municipal securities	359	5	—	364
Commercial paper, corporate bonds and medium-term notes	568	5	1	572
Asset-backed and mortgage-backed securities	518	7	1	524
Total fixed income securities	1,781	18	2	1,797
Publicly traded equity securities	12	42	—	54
Equity investments in privately-held companies	136	56	14	178
Total equity investments	148	98	14	232
Total short-term and long-term investments	$1,929	$116	$16	$2,029

Total Cash, Cash equivalents and Investments	$8,234	$116	$16	$8,334
_________________________
* Includes agency debt securities guaranteed by Canada

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,136	$—	$—	$1,136
Cash equivalents:
Money market funds	4,209	—	—	4,209
Municipal securities	6	—	—	6
Total Cash equivalents	4,215	—	—	4,215
Total Cash and Cash equivalents	$5,351	$—	$—	$5,351
Short-term and long-term investments:
U.S. Treasury and agency securities	$394	$4	$—	$398
Municipal securities	359	6	—	365
Commercial paper, corporate bonds and medium-term notes	492	8	1	499
Asset-backed and mortgage-backed securities	470	9	—	479
Total fixed income securities	1,715	27	1	1,741
Publicly traded equity securities	11	36	2	45
Equity investments in privately-held companies	121	25	7	139
Total equity investments	132	61	9	184
Total short-term and long-term investments	$1,847	$88	$10	$1,925

Total Cash, Cash equivalents and Investments	$7,198	$88	$10	$7,276

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of May 2, 2021:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$417	$419
Due after one through five years	846	854
No single maturity date**	666	756
Total	$1,929	$2,029
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three and six months ended May 2, 2021 and April 26, 2020 gross realized gains and losses on investments were not material.
As of May 2, 2021, and October 25, 2020, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and six months ended May 2, 2021, with the adoption of credit losses authoritative guidance, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material. Applied determined that the gross unrealized losses on its marketable fixed-income securities as of April 26, 2020 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and six months ended April 26, 2020. Impairment charges on equity investments in privately-held companies during the three and six months ended May 2, 2021 and April 26, 2020 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three and six months ended May 2, 2021 and April 26, 2020 were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions)
Publicly traded equity securities
Unrealized gain	$3	$3	$11	$5
Unrealized loss	(2)	(12)	(2)	(15)
Equity investments in privately-held companies
Unrealized gain	30	9	31	9
Unrealized loss	(5)	(2)	(8)	(3)
Realized gain on sales	1	1	3	1
Realized loss on sales or impairment	(7)	(6)	(7)	(8)
Total gain (loss) on equity investments, net	$20	$(7)	$28	$(11)

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of May 2, 2021, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	May 2, 2021			October 25, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$5,146	$—	$5,146	$4,324	$—	$4,324
Bank certificate of deposit	—	2	2	—	—	—
U.S. Treasury and agency securities	304	26	330	375	23	398
Non-U.S. government securities	—	5	5	—	—	—
Municipal securities	—	364	364	—	371	371
Commercial paper, corporate bonds and medium-term notes	—	582	582	—	499	499
Asset-backed and mortgage-backed securities	—	524	524	—	479	479
Total available-for-sale debt security investments	$5,450	$1,503	$6,953	$4,699	$1,372	$6,071
Equity investments with readily determinable values
Publicly traded equity securities	$54	$—	$54	$45	$—	$45
Total equity investments with readily determinable values	$54	$—	$54	$45	$—	$45

Total	$5,504	$1,503	$7,007	$4,744	$1,372	$6,116
 _________________________
* Amounts as of May 2, 2021 and October 25, 2020, include $108 million and $115 million invested in money market funds related to deferred compensation plans, respectively. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of May 2, 2021 or October 25, 2020.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and six months ended May 2, 2021 and April 26, 2020 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of May 2, 2021, the aggregate principal amount of long-term senior notes was $5.5 billion and the estimated fair value was $6.3 billion. As of October 25, 2020, the aggregate principal amount of long-term senior notes was $5.5 billion and the estimated fair value was $6.6 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Applied does not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign currency exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of May 2, 2021 is expected to be reclassified into earnings within 12 months. Changes in the fair value of option contracts due to changes in time value are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is no longer probable to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were no longer probable of occurring by the end of the originally specified time period were not significant for the three and six months ended May 2, 2021 and April 26, 2020.
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
The fair values of foreign exchange derivative instruments as of May 2, 2021 and October 25, 2020 were not material.
Applied is also exposed to interest rate risk associated with its potential future borrowings. During the three and six months ended April 26, 2020, Applied entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt in May 2020.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$14	$(3)	$15	$4
Interest rate contracts	—	(162)	—	(180)
Total	$14	$(165)	$15	$(176)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	May 2, 2021			April 26, 2020
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$5,582	$(1)	$—	$3,957	$2	$1
Cost of products sold	$2,929	(2)	—	$2,208	(3)	(1)
Research, development and engineering	$617	1	—	$550	(1)	—
Interest Rate Contracts:
Interest expense	$61	(3)	—	$61	—	—
		$(5)	$—		$(2)	$—

	Six Months Ended
	May 2, 2021			April 26, 2020
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$10,744	$(5)	$—	$8,119	$1	$3
Cost of products sold	$5,742	—	(1)	$4,512	(1)	(1)
Research, development and engineering	$1,223	2	—	$1,102	—	—
Interest Rate Contracts:
Interest expense	$122	(6)	—	$120	(1)	—
		$(9)	$(1)		$(1)	$2

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$16	$(8)	$16	$(4)
Total return swaps - deferred compensation	Cost of products sold	1	(1)	2	(1)
Total return swaps - deferred compensation	Operating expenses	11	(10)	18	(10)
Total return swaps - deferred compensation	Interest and other income, net	—	(1)	—	(1)
Total		$28	$(20)	$36	$(16)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of May 2, 2021.
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
Applied sold $302 million and $671 million of account receivables during the three and six months ended May 2, 2021, respectively. Applied sold $158 million and $364 million of account receivables during the three and six months ended April 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended May 2, 2021 and April 26, 2020. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of May 2, 2021 and $30 million as of October 25, 2020. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of May 2, 2021, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	May 2, 2021	October 25, 2020
	(In millions)

Contract assets	$191	$148
Contract liabilities	$1,706	$1,321
The increase in contract assets during the six months ended May 2, 2021, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the six months ended May 2, 2021, Applied recognized revenue of approximately $871 million related to contract liabilities at October 25, 2020. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of May 2, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three and six months ended May 2, 2021 and April 26, 2020.
As of May 2, 2021, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $644 million, of which approximately 53% is expected to be recognized within 12 months and the remainder is expected to recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	May 2, 2021	October 25, 2020

	(In millions)
Inventories
Customer service spares	$1,279	$1,270
Raw materials	908	870
Work-in-process	737	624
Finished goods	1,129	1,140
	$4,053	$3,904

Included in finished goods inventory are $17 million as of May 2, 2021, and $16 million as of October 25, 2020, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $416 million and $416 million of evaluation inventory as of May 2, 2021 and October 25, 2020, respectively.

	May 2, 2021	October 25, 2020

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$158	$162
Prepaid expenses and other	620	602
	$778	$764

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	May 2, 2021	October 25, 2020

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$271	$256
Buildings and improvements	3-30	1,679	1,655
Demonstration and manufacturing equipment	3-5	1,722	1,586
Furniture, fixtures and other equipment	3-5	684	646
Construction in progress		347	237
Gross property, plant and equipment		4,703	4,380
Accumulated depreciation		(2,935)	(2,776)
		$1,768	$1,604

	May 2, 2021	October 25, 2020

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,674	$1,711
Operating lease right-of-use assets	246	252
Income tax receivables and other assets	251	260
	$2,171	$2,223

	May 2, 2021	October 25, 2020

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,307	$1,124
Compensation and employee benefits	577	800
Warranty	216	201
Dividends payable	219	201
Income taxes payable	200	222
Other accrued taxes	10	33
Interest payable	40	36
Operating lease liabilities, current	65	64
Other	482	457
	$3,116	$3,138

	May 2, 2021	October 25, 2020

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$247	$241
Operating lease liabilities, non-current	188	195
Other	247	226
	$682	$662

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9    Business Combination
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the three months ended May 2, 2021.

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
As of May 2, 2021, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of goodwill as of May 2, 2021 and October 25, 2020 were as follows:

	May 2, 2021	October 25, 2020

	(In millions)
Semiconductor Systems	$2,207	$2,208
Applied Global Services	1,032	1,018
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,466

From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first half of fiscal 2021, goodwill increased by $13 million primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2021, which was not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	May 2, 2021	October 25, 2020

	(In millions)
Purchased technology, net	$60	$75
Intangible assets - finite-lived, net	67	78
Total	$127	$153

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	May 2, 2021			October 25, 2020
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,436)	$(194)	$(1,630)	$(1,423)	$(185)	$(1,608)
Applied Global Services	(31)	(44)	(75)	(31)	(44)	(75)
Display and Adjacent Markets	(159)	(38)	(197)	(157)	(37)	(194)
Corporate and Other	(1)	(11)	(12)	(1)	(10)	(11)
Accumulated amortization	$(1,627)	$(287)	$(1,914)	$(1,612)	$(276)	$(1,888)
Carrying amount	$60	$67	$127	$75	$78	$153

Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
	(In millions)
Semiconductor Systems	$10	$9	$22	$19
Display and Adjacent Markets	2	3	3	7
Corporate & Other	1	—	1	—
Total	$13	$12	$26	$26

Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions)
Cost of products sold	$7	$8	$15	$17
Research, development and engineering	1	—	1	—
Marketing and selling	5	4	10	9
Total	$13	$12	$26	$26

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of May 2, 2021, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2021 (remaining 6 months)	$23
2022	33
2023	20
2024	17
2025	15
Thereafter	19
Total	$127

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
No amounts were outstanding under the Revolving Credit Agreement as of May 2, 2021 and October 25, 2020.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $74 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of May 2, 2021 and October 25, 2020, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement at both May 2, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At May 2, 2021 and October 25, 2020, Applied did not have any commercial paper outstanding.

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
Debt outstanding as of May 2, 2021 and October 25, 2020 was as follows:

	Principal Amount
	May 2, 2021	October 25, 2020	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(14)	(15)
Total unamortized debt issuance costs	(36)	(37)
Total long-term debt	$5,450	$5,448

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
	(In millions, except percentages)
Operating lease cost	$19	$21	$38	$34
Weighted-average remaining lease term (in years)			4.8	5.4
Weighted-average discount rate			1.7%	2.0%

Supplemental cash flow information related to leases are as follows:

	Six Months Ended
	May 2, 2021	April 26, 2020
	(In millions)
Operating cash flows paid for operating leases	$39	$34
Right-of-use assets obtained in exchange for operating lease liabilities	$14	$113
As of May 2, 2021, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2021 (remaining 6 months)	$35
2022	63
2023	55
2024	47
2025	38
Thereafter	26
Total lease payments	$264
Less imputed interest	(11)
Total	$253

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
During the six months ended May 2, 2021, Applied recognized $158 million of severance and related charges in connection with the Fiscal 2021 Severance Plan, of which $36 million remains outstanding as of May 2, 2021.
Severance and related charges by segment were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
	(In millions)
Display and Adjacent Markets	$—	$—	$8	$—
Corporate and Other	6	—	150	—
Total	$6	$—	$158	$—

Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the six months ended May 2, 2021 were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 25, 2020	$—
Provision for severance	152
Consumption of reserves	(5)
Balance as of January 31, 2021	147
Provision for severance	6
Consumption of reserves	(117)
Balance as of May 2, 2021	$36

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(6)	12	—	—	6
Amounts reclassified out of AOCI	(4)	7	—	—	3
Other comprehensive income (loss), net of tax	(10)	19	—	—	9

Balance as of May 2, 2021	$10	$(114)	$(199)	$13	$(290)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	5	(137)	—	—	(132)
Amounts reclassified out of AOCI	(4)	1	—	—	(3)
Other comprehensive income (loss), net of tax	1	(136)	—	—	(135)
Balance as of April 26, 2020	$12	$(152)	$(188)	$13	$(315)

The tax effects on the unrealized loss on derivative instruments qualifying as cash flow hedges for the six months ended May 2, 2021 was not material and was $39 million for the six months ended April 26, 2020. The tax effects on net income of amounts reclassified from AOCI for the three and six months ended May 2, 2021 and April 26, 2020 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. This authorized repurchase program supplemented the previously existing authorization, which had approximately $525 million remaining as of May 2, 2021. As of May 2, 2021, approximately $8.0 billion, in aggregate, remained available for future stock repurchases under these repurchase programs.
The following table summarizes Applied’s stock repurchases for the three and six months ended May 2, 2021 and April 26, 2020:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(in millions, except per share amount)
Shares of common stock repurchased	6	4	6	7
Cost of stock repurchased	$750	$199	$750	$399
Average price paid per share	$135.30	$50.14	$135.30	$54.06
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
Dividends
In March 2021 and December 2020, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.24 and $0.22 per share, respectively. The dividend declared in March 2021 is payable in June 2021. Dividends paid during the six months ended May 2, 2021 and April 26, 2020 totaled $403 million and $385 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. On March 11, 2021, Applied’s shareholders approved an amendment and restatement of the ESIP to, among other changes, add 10 million shares to the number of shares of Applied common stock authorized for issuance.
In addition, Applied currently has two Employee Stock Purchase Plans, one generally for United States employees (U.S. ESPP) and a second for employees of international subsidiaries (Offshore ESPP, and together with the U.S. ESPP, the Existing ESPP), which enable eligible employees to purchase Applied common stock. On March 11, 2021, Applied’s shareholders approved an amendment and restatement of the U.S. ESPP (as amended, the Omnibus ESPP). The Omnibus ESPP will become effective on September 1, 2021 (the Effective Date) in accordance with its terms, and amends the U.S. ESPP to, among other changes, (i) incorporate the Offshore ESPP as a sub-plan, and (ii) add 11.3 million shares to the number of shares of Applied common stock authorized for issuance. The Offshore ESPP will terminate as an independent plan on the Effective Date.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and six months ended May 2, 2021 and April 26, 2020, Applied recognized share-based compensation expense related to equity awards and Existing ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions)
Cost of products sold	$29	$24	$65	$55
Research, development and engineering	31	27	71	62
Marketing and selling	10	8	23	19
General and administrative	14	12	32	28
Total share-based compensation	$84	$71	$191	$164

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
As of May 2, 2021, Applied had $592 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s Existing ESPP, which will be recognized over a weighted average period of 2.8 years. As of May 2, 2021, there were 34 million shares available for grants of share-based awards under the ESIP, and an additional 8 million shares available for issuance under the Existing ESPP, which excludes the 11.3 million shares approved by shareholders in March 2021 to be added to the Omnibus ESPP, which will be effective on September 1, 2021.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the six months ended May 2, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 25, 2020	15	$45.36
Granted	5	$88.05
Vested	(6)	$42.59
Canceled	(1)	$55.60
Outstanding as of May 2, 2021	13	$60.42
As of May 2, 2021, 1.3 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the Existing ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 2 million shares in the three and six months ended May 2, 2021 and a total of 2 million shares in the three and six months ended April 26, 2020. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

	Three and Six Months Ended
	May 2, 2021	April 26, 2020

Dividend yield	0.72%	1.40%
Expected volatility	44.6%	37.2%
Risk-free interest rate	0.53%	1.05%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$18.34	$15.24

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
On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act and on March 11, 2021, it enacted the American Rescue Plan. The enactment of these Acts does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the second quarter of fiscal 2021 and 2020 were 13.9 percent and 14.0 percent, respectively. The effective tax rate for the second quarter of fiscal 2021 included establishment of valuation allowance related to the Kokusai Electric termination fee. A valuation allowance of $19 million was recorded to recognize only the portion of the termination fee deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted in future quarters if estimates of future taxable income during the carryforward period change.
Applied’s effective tax rates for the first half of fiscal 2021 and 2020 were 11.7 percent and 12.5 percent, respectively. The effective tax rate for the first half of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021. This tax benefit was partially offset by the reduction in excess tax benefits from stock-based compensation in the first quarter of fiscal 2021 and the valuation allowance noted above recorded in the second quarter of fiscal 2021.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions)
Beginning balance	$196	$196	$201	$196
Warranties issued	52	36	101	76
Change in reserves related to preexisting warranty	3	5	5	2
Consumption of reserves	(35)	(38)	(91)	(75)
Ending balance	$216	$199	$216	$199
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 2, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $346 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 2, 2021, Applied has provided parent guarantees to banks for approximately $146 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 17      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of May 2, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
May 2, 2021:
Semiconductor Systems	$3,972	$1,542	$7,525	$2,803
Applied Global Services	1,203	358	2,358	690
Display and Adjacent Markets	375	65	786	130
Corporate and Other	32	(386)	75	(761)
Total	$5,582	$1,579	$10,744	$2,862
April 26, 2020:
Semiconductor Systems	$2,567	$782	$5,381	$1,697
Applied Global Services	1,018	256	2,015	534
Display and Adjacent Markets	365	75	697	113
Corporate and Other	7	(181)	26	(370)
Total	$3,957	$932	$8,119	$1,974
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for the three and six months ended May 2, 2021 included severance and related charges as discussed in Note 13, Severance and Related Charges and a deal termination fee as discussed in Note 9, Business Combination.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Six Months Ended
	May 2, 2021		April 26, 2020		Change	May 2, 2021		April 26, 2020		Change

	(In millions, except percentages)
China	$1,844	33%	$1,138	29%	62%	$3,227	30%	$2,410	30%	34%
Korea	1,428	25%	753	19%	90%	2,717	25%	1,261	16%	115%
Taiwan	1,041	19%	1,029	26%	1%	2,241	21%	2,394	29%	(6)%
Japan	442	8%	467	12%	(5)%	900	8%	818	10%	10%
Southeast Asia	109	2%	58	1%	88%	299	3%	130	1%	130%
Asia Pacific	4,864	87%	3,445	87%	41%	9,384	87%	7,013	86%	34%
United States	489	9%	331	8%	48%	832	8%	772	10%	8%
Europe	229	4%	181	5%	27%	528	5%	334	4%	58%
Total	$5,582	100%	$3,957	100%	41%	$10,744	100%	$8,119	100%	32%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Foundry, logic and other	56%	56%	57%	62%
Dynamic random-access memory (DRAM)	14%	22%	16%	18%
Flash memory	30%	22%	27%	20%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

	(In millions)
Unallocated net sales	$32	$7	$75	$26
Unallocated cost of products sold and expenses	(174)	(117)	(341)	(232)
Share-based compensation	(84)	(71)	(191)	(164)
Severance and related charges	(6)	—	(150)	—
Deal termination fee	(154)	—	(154)	—
Total	$(386)	$(181)	$(761)	$(370)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended May 2, 2021, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	16%
Samsung Electronics Co., Ltd.	24%

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions and investments, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
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
Applied’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of its employees and their families, customers, suppliers and community. Applied continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are on campus each day and following enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. Applied is keeping its labs and operations active and continuing to support customers.
Applied has a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business needs, local government regulations, community case trends, and recommendations from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures.
Applied Materials is committed to helping those most impacted by the ongoing COVID-19 pandemic. In regions around the world, Applied and its Foundation are addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on the nonprofit organizations in its communities. Applied has shared masks and equipment with medical facilities, provided blood analysis systems to medical professionals, helped secure oxygen concentrators for medical facilities and sent emergency support to food banks.
Applied will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on its business, its customers’ and suppliers’ businesses and its communities.
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the three months ended May 2, 2021.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions, except per share amounts and percentages)
Net sales	$5,582	$3,957	$1,625	$10,744	$8,119	$2,625
Gross margin	47.5%	44.2%	3.3 points	46.6%	44.4%	2.2 points
Operating income	$1,579	$932	$647	$2,862	$1,974	$888
Operating margin	28.3%	23.6%	4.7 points	26.6%	24.3%	2.3 points
Net income	$1,330	$755	$575	$2,460	$1,647	$813
Earnings per diluted share	$1.43	$0.82	$0.61	$2.66	$1.78	$0.88

Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first six months of fiscal 2021 and 2020 contained 27 and 26 weeks, respectively.
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
Even with the ongoing challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions during the three and six months ended May 2, 2021. Foundry and logic spending increased in the three and six months ended May 2, 2021 compared to the same periods in the prior year driven by customer investment in both advanced nodes and specialty devices. Spending by memory customers increased in the three and six months ended May 2, 2021 compared to the same periods in the prior year, as the industry continues to invest to maintain balance between supply and demand. Applied saw continued growth in its services business compared to the same period in the prior year driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s display and adjacent markets revenue increased in the three and six months ended May 2, 2021 compared to the same periods in the prior year due to increased investment in display manufacturing equipment for TVs.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	May 2, 2021		April 26, 2020		Change	May 2, 2021		April 26, 2020		Change

	(In millions, except percentages)
Semiconductor Systems	$3,972	71%	$2,567	65%	55%	$7,525	70%	$5,381	66%	40%
Applied Global Services	1,203	22%	1,018	26%	18%	2,358	22%	2,015	25%	17%
Display and Adjacent Markets	375	7%	365	9%	3%	786	7%	697	9%	13%
Corporate and Other	32	—%	7	—%	357%	75	1%	26	—%	188%
Total	$5,582	100%	$3,957	100%	41%	$10,744	100%	$8,119	100%	32%

For the three and six months ended May 2, 2021 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	May 2, 2021		April 26, 2020		Change	May 2, 2021		April 26, 2020		Change

	(In millions, except percentages)
China	$1,844	33%	$1,138	29%	62%	$3,227	30%	$2,410	30%	34%
Korea	1,428	25%	753	19%	90%	2,717	25%	1,261	16%	115%
Taiwan	1,041	19%	1,029	26%	1%	2,241	21%	2,394	29%	(6)%
Japan	442	8%	467	12%	(5)%	900	8%	818	10%	10%
Southeast Asia	109	2%	58	1%	88%	299	3%	130	1%	130%
Asia Pacific	4,864	87%	3,445	87%	41%	9,384	87%	7,013	86%	34%
United States	489	9%	331	8%	48%	832	8%	772	10%	8%
Europe	229	4%	181	5%	27%	528	5%	334	4%	58%
Total	$5,582	100%	$3,957	100%	41%	$10,744	100%	$8,119	100%	32%

The changes in net sales in all regions in the three and six months ended May 2, 2021 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending. In addition, the decrease in net sales to customers in Taiwan for the six months ended May 2, 2021 compared to the same period in the prior year were primarily due to decreases in investments in semiconductor equipment, partially offset by increases in customer spending for display manufacturing equipment and comprehensive service agreements.

Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

Gross margin	47.5%	44.2%	3.3 points	46.6%	44.4%	2.2 points
Gross margin in the three and six months ended May 2, 2021 increased compared to the same periods in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs and higher personnel costs due to increase in headcount to provide manufacturing capacity and flexibility. Gross margin during the three months ended May 2, 2021 and April 26, 2020 included $29 million and $24 million of share-based compensation expense, respectively. Gross margin during the six months ended May 2, 2021 and April 26, 2020 included $65 million and $55 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
Research, development and engineering	$617	$550	$67	$1,223	$1,102	$121
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
The increases in RD&E expenses during the three and six months ended May 2, 2021 compared to the same periods in the prior year were primarily due to additional headcount. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended May 2, 2021 and April 26, 2020 included $31 million and $27 million of share-based compensation expense, respectively. RD&E expense during the six months ended May 2, 2021 and April 26, 2020 included $71 million and $62 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
Marketing and selling	$148	$130	$18	$295	$265	$30
Marketing and selling expenses for the three and six months ended May 2, 2021 increased compared to the same periods in fiscal 2020 primarily due to additional headcount. Marketing and selling expenses during the three months ended May 2, 2021 and April 26, 2020 included $10 million and $8 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended May 2, 2021 and April 26, 2020 included $23 million and $19 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
General and administrative	$149	$137	$12	$310	$266	$44
G&A expenses in the three and six months ended May 2, 2021 increased compared to the same periods in the prior year primarily due to additional headcount and higher expense associated with business combination activities. G&A expenses during the three months ended May 2, 2021 and April 26, 2020 included $14 million and $12 million of share-based compensation expense, respectively. G&A expenses during the six months ended May 2, 2021 and April 26, 2020 included $32 million and $28 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
Severance and related charges	$6	$—	$6	$158	$—	$158
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
Deal Termination Fee
Deal termination fee for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
Deal termination fee	$154	$—	$154	$154	$—	$154

On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the three months ended May 2, 2021.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions)
Interest expense	$61	$61	$—	$122	$120	$2
Interest and other income (loss), net	$27	$7	$20	$45	$29	$16
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended May 2, 2021 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three and six months ended May 2, 2021 increased compared to the same periods in the prior year, primarily driven by higher net gain from investments, partially offset by lower interest income during the three and six months ended May 2, 2021 compared to the same periods in the prior year.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 2, 2021	April 26, 2020	Change	May 2, 2021	April 26, 2020	Change

	(In millions, except percentages)
Provision for income taxes	$215	$123	$92	$325	$236	$89
Effective tax rate	13.9%	14.0%	(0.1) points	11.7%	12.5%	(0.8) points

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
On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act., and on March 11, 2021, it enacted the American Rescue Plan. The enactment of these Acts does not result in any material adjustments to Applied’s provision for income taxes.
Applied’s effective tax rates for the second quarter of fiscal 2021 and 2020 were 13.9 percent and 14.0 percent, respectively. The effective tax rate for the second quarter of fiscal 2021 included establishment of valuation allowance related to the Kokusai Electric termination fee. A valuation allowance of $19 million was recorded to recognize only the portion of the termination fee deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, could be adjusted in future quarters if estimates of future taxable income during the carryforward period change.
Applied’s effective tax rates for the first half of fiscal 2021 and 2020 were 11.7 percent and 12.5 percent, respectively. The effective tax rate for the first half of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021. This tax benefit was partially offset by the reduction in excess tax benefits from stock-based compensation in the first quarter of fiscal 2021 and the valuation allowance noted above recorded in the second quarter of fiscal 2021.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	May 2, 2021	April 26, 2020	Change		May 2, 2021	April 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$3,972	$2,567	$1,405	55%	$7,525	$5,381	$2,144	40%
Operating income	$1,542	$782	$760	97%	$2,803	$1,697	$1,106	65%
Operating margin	38.8%	30.5%		8.3 points	37.2%	31.5%		5.7 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Foundry, logic and other	56%	56%	57%	62%
Dynamic random-access memory (DRAM)	14%	22%	16%	18%
Flash memory	30%	22%	27%	20%
	100%	100%	100%	100%
Net sales for the three and six months ended May 2, 2021 increased compared to the same periods in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first six months of fiscal 2021. Foundry and logic spending increased, in absolute dollars, in the three and six months ended May 2, 2021 compared to the same periods in the prior year driven by customer investment in both advanced nodes and specialty devices. Spending by memory customers also increased in the three and six months ended May 2, 2021 compared to the same periods in the prior year.

Operating margin for the three and six months ended May 2, 2021 increased compared to the same periods in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and higher freight costs. In the three months ended May 2, 2021, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 51 percent of this segment’s total net sales, with one customer accounting for approximately 35 percent of net sales.
The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Six Months Ended
	May 2, 2021		April 26, 2020		Change	May 2, 2021		April 26, 2020		Change

	(In millions, except percentages)
Korea	$1,237	31%	$623	24%	99%	$2,363	31%	$988	18%	139%
Taiwan	$808	20%	$815	32%	(1)%	$1,779	24%	$1,993	37%	(11)%
China	$1,214	31%	$582	23%	109%	$1,924	26%	$1,304	24%	48%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	May 2, 2021	April 26, 2020	Change		May 2, 2021	April 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$1,203	$1,018	$185	18%	$2,358	$2,015	$343	17%
Operating income	$358	$256	$102	40%	$690	$534	$156	29%
Operating margin	29.8%	25.1%		4.7 points	29.3%	26.5%		2.8 points

Net sales for the three and six months ended May 2, 2021 increased compared to the same periods in the prior year primarily due to higher customer spending on comprehensive service agreements and spares, partially offset by lower customer spending on legacy systems. In addition, the increase in net sales for the six months ended May 2, 2021 compared to the same period in the prior year included the impact of an additional one week during the first quarter of fiscal 2021. Operating margin for the three and six months ended May 2, 2021 compared to the same periods in the prior year increased primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended May 2, 2021, two customers accounted for more than 10 percent of this segment’s total net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	May 2, 2021	April 26, 2020	Change		May 2, 2021	April 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$375	$365	$10	3%	$786	$697	$89	13%
Operating income	$65	$75	$(10)	(13)%	$130	$113	$17	15%
Operating margin	17.3%	20.5%		(3.2) points	16.5%	16.2%		0.3 points

Net sales for the three months ended May 2, 2021 increased slightly compared to the same period in the prior year primarily due to higher customer investment in display manufacturing equipment for TV's, partially offset by a decrease in customer investments in display manufacturing equipment for mobile products. Net sales for the six months ended May 2, 2021 increased compared to the same period in the prior year primarily due to higher customer investment in display manufacturing equipment for TVs. Operating margin for the three months ended May 2, 2021 decreased compared to the same period in the prior year primarily due to unfavorable product mix, partially offset by higher net sales. Operating margin for the six months ended May 2, 2021 increased compared to the same period in the prior year due to higher net sales. In the three months ended May 2, 2021, two customers each accounted for at least 30 percent of this segment’s net sales, and together they accounted for approximately 66 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Six Months Ended
	May 2, 2021		April 26, 2020		Change	May 2, 2021		April 26, 2020		Change

	(In millions, except percentages)
China	$315	84%	$312	85%	1%	$652	83%	$616	88%	6%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	May 2, 2021	October 25, 2020

	(In millions)
Cash and cash equivalents	$6,305	$5,351
Short-term investments	460	387
Long-term investments	1,569	1,538
Total cash, cash-equivalents and investments	$8,334	$7,276
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	May 2, 2021	April 26, 2020

	(In millions)
Cash provided by operating activities	$2,608	$1,622
Cash provided by (used in) investing activities	$(435)	$3
Cash provided by (used in) financing activities	$(1,226)	$642
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the three months ended May 2, 2021.
Operating Activities
Cash from operating activities for the six months ended May 2, 2021 was $2.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first six months of fiscal 2021 compared to the same period in the prior year primarily due to higher net income, partially offset by higher payments to suppliers and variable compensation.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $671 million and $364 million of accounts receivable during the six months ended May 2, 2021 and April 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the six months ended May 2, 2021 and April 26, 2020.
Applied’s working capital was $10.1 billion as of May 2, 2021 and $8.9 billion as of October 25, 2020.

Days sales outstanding for the three months ended May 2, 2021 and April 26, 2020 were 55 days and 60 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to higher revenue and accounts receivable factoring compared to the same period in the prior year, partially offset by unfavorable revenue linearity.

Investing Activities
Applied used $435 million of cash in investing activities during the six months ended May 2, 2021. Capital expenditures totaled $325 million, net cash paid for an immaterial acquisition was $12 million and purchases of investments, net of proceeds from sales and maturities of investments were $98 million during the six months ended May 2, 2021.
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
Financing Activities
Applied used $1,226 million of cash in financing activities during the six months ended May 2, 2021, consisting primarily of cash used for repurchases of common stock of $750 million, dividends to stockholders of $403 million and tax withholding payments for vested equity awards of $159 million, partially offset by proceeds from common stock issuance of $86 million.
In March 2021 and December 2020, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.24 and $0.22 per share, respectively. The dividend declared in March 2021 is payable in June 2021. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. This authorized repurchase program supplemented the previously existing authorization, which has approximately $525 million remaining as of May 2, 2021. As of May 2, 2021, approximately $8.0 billion, in aggregate, remained available for future stock repurchases under these repurchase programs.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of May 2, 2021.
Remaining credit facilities in the amount of approximately $74 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both May 2, 2021 and October 25, 2020.
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement at both May 2, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount $1.5 billion. As of May 2, 2021, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.

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
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of May 2, 2021. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 2, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $346 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 2, 2021, Applied has provided parent guarantees to banks for approximately $146 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of May 2, 2021, Applied had $775 million of total payments remaining, payable in installments in the next five years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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
The non-GAAP adjusted financial measures presented below are adjusted to exclude the impact of certain costs, expenses, gains and losses, including certain items related to mergers and acquisitions; restructuring and severance charges and any associated adjustments; certain incremental expenses related to COVID-19; impairments of assets; gain or loss on strategic investments; loss on early extinguishment of debt; certain income tax items and other discrete adjustments. On a non-GAAP basis, the tax effect related to share-based compensation is recognized ratably over the fiscal year. Additionally, non-GAAP results exclude estimated discrete income tax expense items associated with U.S. tax legislation. Reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles, may be different from non-GAAP financial measures used by other companies, and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,653	$1,749	$5,002	$3,607
Certain items associated with acquisitions[1]	7	8	15	17
Certain incremental expenses related to COVID-19[2]	—	8	12	8
Other charges	2	—	2	—
Non-GAAP adjusted gross profit	$2,662	$1,765	$5,031	$3,632
Non-GAAP adjusted gross margin	47.7%	44.6%	46.8%	44.7%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,579	$932	$2,862	$1,974
Certain items associated with acquisitions[1]	12	13	25	26
Acquisition integration and deal costs	11	21	35	34
Certain incremental expenses related to COVID-19[2]	—	10	24	10
Severance and related charges[3]	6	—	158	—
Deal termination fee	154	—	154	—
Other charges	6	—	6	—
Non-GAAP adjusted operating income	$1,768	$976	$3,264	$2,044
Non-GAAP adjusted operating margin	31.7%	24.7%	30.4%	25.2%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,330	$755	$2,460	$1,647
Certain items associated with acquisitions[1]	12	13	25	26
Acquisition integration and deal costs	12	21	36	34
Certain incremental expenses related to COVID-19[2]	—	10	24	10
Severance and related charges[3]	6	—	158	—
Deal termination fee	154	—	154	—
Realized loss (gain) on strategic investments, net	6	5	4	7
Unrealized loss (gain) on strategic investments, net	(26)	2	(32)	4
Other charges	6	—	6	—
Income tax effect of share-based compensation[4]	6	8	(23)	(25)
Income tax effects related to intra-entity intangible asset transfers	17	16	37	37
Resolution of prior years’ income tax filings and other tax items	(10)	(3)	(13)	(4)
Income tax effect of non-GAAP adjustments[5]	(4)	(10)	(45)	(15)
Non-GAAP adjusted net income	$1,509	$817	$2,791	$1,721

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.43	$0.82	$2.66	$1.78
Certain items associated with acquisitions	0.01	0.01	0.02	0.02
Acquisition integration and deal costs	0.01	0.02	0.03	0.04
Certain incremental expenses related to COVID-19	—	0.01	0.02	0.01
Severance and related charges	0.01	—	0.13	—
Deal termination fee	0.17	—	0.17	—
Realized loss (gain) on strategic investments, net	0.01	0.01	—	0.01
Unrealized loss (gain) on strategic investments, net	(0.03)	—	(0.02)	—
Income tax effect of share-based compensation	0.01	0.01	(0.02)	(0.03)
Income tax effects related to intra-entity intangible asset transfers	0.02	0.02	0.04	0.04
Resolution of prior years’ income tax filings and other tax items	(0.01)	(0.01)	(0.01)	(0.01)
Non-GAAP adjusted earnings per diluted share	$1.63	$0.89	$3.02	$1.86
Weighted average number of diluted shares	927	923	926	925

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	May 2, 2021	April 26, 2020	May 2, 2021	April 26, 2020

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,542	$782	$2,803	$1,697
Certain items associated with acquisitions[1]	10	10	20	20
Acquisition integration costs	—	—	(2)	—
Certain incremental expenses related to COVID-19[2]	—	6	12	6
Other charges	3	—	3	—
Non-GAAP adjusted operating income	$1,555	$798	$2,836	$1,723
Non-GAAP adjusted operating margin	39.1%	31.1%	37.7%	32.0%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$358	$256	$690	$534
Certain incremental expenses related to COVID-19[2]	—	4	8	4
Other charges	1	—	1	—
Non-GAAP adjusted operating income	$359	$260	$699	$538
Non-GAAP adjusted operating margin	29.8%	25.5%	29.6%	26.7%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$65	$75	$130	$113
Certain items associated with acquisitions[1]	1	3	2	6
Certain incremental expenses related to COVID-19[2]	—	—	1	—
Severance and related charges[3]	—	—	8	—
Non-GAAP adjusted operating income	$66	$78	$141	$119
Non-GAAP adjusted operating margin	17.6%	21.4%	17.9%	17.1%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.8 billion as of May 2, 2021. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of May 2, 2021, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $26 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of May 2, 2021, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $6.3 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $723 million as of May 2, 2021.
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
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the second quarter of fiscal 2021, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The degree to which the pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, the extent and effectiveness of containment actions, the availability, public adoption and efficacy of COVID vaccines, effectiveness of government stimulus programs, resurgence of COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the ongoing pandemic. Additionally, Applied has a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business needs, local government regulations, community case trends, and recommendation from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures. However, there is no assurance that such plan and safety measures will be effective in preventing the inadvertent transmission of Covid-19 within the workplace. Further, implementation of such plan could adversely impact Applied’s operations.
Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in three months ended May 2, 2021, approximately 91% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
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
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses have limited and could further limit our markets and impact our business. Recently the U.S. Department of Commerce has promulgated several rules and interpretations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, and added certain Chinese companies, including one of the Company’s customers, to its “entity list”. These rules and interpretations require us to obtain additional export licenses to supply certain of our products to such customer in China. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation and interpretation of these rules are ongoing and their impact on our business is uncertain, and these rules and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. Additionally, on August 17, 2020, the U.S. Department of Commerce published a final rule that does not impose additional license requirements for the export of Applied’s products but could require certain of Applied’s customers to obtain licenses for the export of wafers, chipsets and certain related items to Huawei or its affiliates that are the direct product of US-origin semiconductor manufacturing equipment and thus could potentially limit the demand for certain of Applied’s products from such customers. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting the Company’s ability to provide certain of its products to customers outside the U.S., including China.
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
•trade, regulatory, tax or government incentive policies impacting the timing of customers’ investment in new or expanded fabrication plants;
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

•a worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general;
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
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. The Biden Administration proposed a number of tax law changes that, if enacted, would increase our tax liability. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our provision for income taxes and effective tax rate. An increase in Applied’s provision for income taxes and effective tax rate could, in turn, have a material adverse impact on Applied’s results of operations and financial condition.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of May 2, 2021, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or third party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personally-identifiable information of individuals. All information systems are subject to disruption, breach or failure. Applied has experienced, and expects to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse to individual attempts to gain unauthorized access to these information systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to the Company to date. Applied devotes significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in business disruption, such as delay in the development and delivery of Applied’s products or disruption of Applied’s manufacturing processes; the misappropriation of intellectual property, and corruption, loss of or inability to access (e.g. through ransomware or denial of service) confidential information and critical data (Applied’s and that of third parties, including suppliers); reputational damage; litigation with third parties; diminution in the value of Applied’s investment in research, development and engineering; data privacy issues; and increased cybersecurity protection and remediation costs. Compliance with, and changes to, laws and regulations concerning privacy and information security could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. This authorized repurchase program supplemented the previously existing authorization, which has approximately $525 million remaining as of May 2, 2021. As of May 2, 2021, approximately $8.0 billion, in aggregate, remained available for future stock repurchases under these repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(February 1, 2021 to February 28, 2021)	—	n/a	$—	—	$1,275
Month #2
(March 1, 2021 to March 28, 2021)	—	n/a	—	—	$8,775
Month #3
(March 29, 2021 to May 2, 2021)	5.5	$135.30	750	5.5	$8,025
Total	5.5	$135.30	$750	5.5

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated, effective March 11, 2021	8-K	000-06920	10.1	03/16/2021
10.2	Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan, effective September 1, 2021	8-K	000-06920	10.2	03/16/2021
10.3	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
10.4	Form of Restricted Stock Unit Agreement for Non-employee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
10.5	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
10.6	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†    Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ DANIEL J. DURN
Daniel J. Durn Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 27, 2021

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
May 27, 2021