Form 10-Q
period 2021-08-01
APPLIED MATERIALS INC /DE
filed 2021-08-26
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of August 1, 2021: 902,928,500

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(Unaudited)
Net sales	$6,196	$4,395	$16,940	$12,514
Cost of products sold	3,229	2,440	8,971	6,952
Gross profit	2,967	1,955	7,969	5,562
Operating expenses:
Research, development and engineering	640	572	1,863	1,674
Marketing and selling	159	130	454	395
General and administrative	155	145	465	411
Severance and related charges	—	—	158	—
Deal termination fee	—	—	154	—
Total operating expenses	954	847	3,094	2,480
Income from operations	2,013	1,108	4,875	3,082
Interest expense	57	61	179	181
Interest and other income, net	24	(7)	69	22
Income before income taxes	1,980	1,040	4,765	2,923
Provision for income taxes	264	199	589	435
Net income	$1,716	$841	$4,176	$2,488
Earnings per share:
Basic	$1.89	$0.92	$4.57	$2.71
Diluted	$1.87	$0.91	$4.52	$2.69
Weighted average number of shares:
Basic	908	915	914	916
Diluted	918	922	923	924
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(Unaudited)
Net income	$1,716	$841	$4,176	$2,488
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(1)	12	(11)	13
Change in unrealized net loss on derivative instruments	(1)	26	18	(110)
Other comprehensive income (loss), net of tax	(2)	38	7	(97)
Comprehensive income	$1,714	$879	$4,183	$2,391
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	August 1, 2021	October 25, 2020

ASSETS
Current assets:
Cash and cash equivalents	$6,066	$5,351
Short-term investments	444	387
Accounts receivable, net	3,822	2,963
Inventories	4,117	3,904
Other current assets	799	764
Total current assets	15,248	13,369
Long-term investments	1,658	1,538
Property, plant and equipment, net	1,814	1,604
Goodwill	3,479	3,466
Purchased technology and other intangible assets, net	116	153
Deferred income taxes and other assets	2,164	2,223
Total assets	$24,479	$22,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,437	$3,138
Contract liabilities	1,688	1,321
Total current liabilities	5,125	4,459
Long-term debt	5,451	5,448
Income taxes payable	1,144	1,206
Other liabilities	699	662
Total liabilities	12,419	11,775
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	8,090	7,904
Retained earnings	30,748	27,209
Treasury stock	(26,495)	(24,245)
Accumulated other comprehensive loss	(292)	(299)
Total stockholders’ equity	12,060	10,578
Total liabilities and stockholders’ equity	$24,479	$22,353
Amounts as of August 1, 2021 are unaudited. Amounts as of October 25, 2020 are derived from the October 25, 2020 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended August 1, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993
Net income	—	—	—	1,716	—	—	—	1,716
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	(2)
Dividends declared ($0.24 per common share)	—	—	—	(215)	—	—	—	(215)
Share-based compensation	—	—	81	—	—	—	—	81
Issuance under stock plans	—	—	(13)	—	—	—	—	(13)
Common stock repurchases	(11)	—	—	—	11	(1,500)	—	(1,500)
Balance as of August 1, 2021	903	$9	$8,090	$30,748	1,108	$(26,495)	$(292)	$12,060

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended August 1, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	4,176	—	—	—	4,176
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7	7
Dividends declared ($0.70 per common share)	—	—	—	(637)	—	—	—	(637)
Share-based compensation	—	—	272	—	—	—	—	272
Issuance under stock plans	6	—	(86)	—	—	—	—	(86)
Common stock repurchases	(17)	—	—	—	17	(2,250)	—	(2,250)
Balance as of August 1, 2021	903	$9	$8,090	$30,748	1,108	$(26,495)	$(292)	$12,060

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 26, 2020	917	$9	$7,687	$25,638	1,086	$(23,995)	$(315)	$9,024
Net income	—	—	—	841	—	—	—	841
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	38	38
Dividends declared ($0.22 per common share)	—	—	—	(201)	—	—	—	(201)
Share-based compensation	—	—	70	—	—	—	—	70
Issuance under stock plans	—	—	(3)	—	—	—	—	(3)
Common stock repurchases	(4)	—	—	—	4	(200)	—	(200)
Balance as of July 26, 2020	913	$9	$7,754	$26,278	1,090	$(24,195)	$(277)	$9,569

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 26, 2020	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	2,488	—	—	—	2,488
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(97)	(97)
Dividends declared ($0.65 per common share)	—	—	—	(596)	—	—	—	(596)
Share-based compensation	—	—	234	—	—	—	—	234
Issuance under stock plans	8	—	(75)	—	—	—	—	(75)
Common stock repurchases	(11)	—	—	—	11	(599)	—	(599)
Balance as of July 26, 2020	913	$9	$7,754	$26,278	1,090	$(24,195)	$(277)	$9,569

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	August 1, 2021	July 26, 2020

	(Unaudited)
Cash flows from operating activities:
Net income	$4,176	$2,488
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	289	279
Severance and related charges	149	—
Share-based compensation	272	234
Deferred income taxes	44	98
Other	(30)	55
Changes in operating assets and liabilities:
Accounts receivable	(858)	(271)
Inventories	(213)	(469)
Other current and non-current assets	(15)	(143)
Accounts payable and accrued expenses	154	243
Contract liabilities	367	53
Income taxes payable	(72)	(123)
Other liabilities	31	45
Cash provided by operating activities	4,294	2,489
Cash flows from investing activities:
Capital expenditures	(462)	(260)
Cash paid for acquisitions, net of cash acquired	(12)	(107)
Proceeds from sales and maturities of investments	1,024	1,388
Purchases of investments	(1,179)	(1,010)
Cash provided by (used in) investing activities	(629)	11
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	2,979
Debt repayments	—	(2,882)
Proceeds from common stock issuances	86	91
Common stock repurchases	(2,250)	(599)
Tax withholding payments for vested equity awards	(171)	(166)
Payments of dividends to stockholders	(622)	(587)
Cash used in financing activities	(2,957)	(1,164)
Increase in cash, cash equivalents and restricted cash equivalents	708	1,336
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,466	3,129
Cash, cash equivalents and restricted cash equivalents — end of period	$6,174	$4,465
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$6,066	$4,350
Restricted cash equivalents included in deferred income taxes and other assets	108	115
Total cash, cash equivalents, and restricted cash equivalents	$6,174	$4,465
Supplemental cash flow information:
Cash payments for income taxes	$641	$519
Cash refunds from income taxes	$26	$5
Cash payments for interest	$137	$151
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 25, 2020 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 25, 2020 (2020 Form 10-K). Applied’s results of operations for the three and nine months ended August 1, 2021 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first nine months of fiscal 2021 and 2020 contained 40 and 39 weeks, respectively.
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
As of August 1, 2021, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions, except per share amounts)
Numerator:
Net income	$1,716	$841	$4,176	$2,488
Denominator:
Weighted average common shares outstanding	908	915	914	916
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	10	7	9	8
Denominator for diluted earnings per share	918	922	923	924
Basic earnings per share	$1.89	$0.92	$4.57	$2.71
Diluted earnings per share	$1.87	$0.91	$4.52	$2.69
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

August 1, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,236	$—	$—	$1,236
Cash equivalents:
Money market funds	4,796	—	—	4,796
U.S. Treasury and agency securities	12	—	—	12
Municipal securities	10	—	—	10
Commercial paper, corporate bonds and medium-term notes	12	—	—	12
Total Cash equivalents	4,830	—	—	4,830
Total Cash and Cash equivalents	$6,066	$—	$—	$6,066
Short-term and long-term investments:
U.S. Treasury and agency securities	$347	$1	$—	$348
Non-U.S. government securities*	6	—	—	6
Municipal securities	352	5	—	357
Commercial paper, corporate bonds and medium-term notes	580	3	—	583
Asset-backed and mortgage-backed securities	532	5	—	537
Total fixed income securities	1,817	14	—	1,831
Publicly traded equity securities	19	44	2	61
Equity investments in privately-held companies	153	71	14	210
Total equity investments	172	115	16	271
Total short-term and long-term investments	$1,989	$129	$16	$2,102

Total Cash, Cash equivalents and Investments	$8,055	$129	$16	$8,168
_________________________
*Includes Canadian provincial government debt

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 25, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,136	$—	$—	$1,136
Cash equivalents:
Money market funds	4,209	—	—	4,209
Municipal securities	6	—	—	6
Total Cash equivalents	4,215	—	—	4,215
Total Cash and Cash equivalents	$5,351	$—	$—	$5,351
Short-term and long-term investments:
U.S. Treasury and agency securities	$394	$4	$—	$398
Municipal securities	359	6	—	365
Commercial paper, corporate bonds and medium-term notes	492	8	1	499
Asset-backed and mortgage-backed securities	470	9	—	479
Total fixed income securities	1,715	27	1	1,741
Publicly traded equity securities	11	36	2	45
Equity investments in privately-held companies	121	25	7	139
Total equity investments	132	61	9	184
Total short-term and long-term investments	$1,847	$88	$10	$1,925

Total Cash, Cash equivalents and Investments	$7,198	$88	$10	$7,276

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of August 1, 2021:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$394	$395
Due after one through five years	891	899
No single maturity date**	704	808
Total	$1,989	$2,102
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

Gains and Losses on Investments
During the three and nine months ended August 1, 2021 and July 26, 2020 gross realized gains and losses on investments were not material.
As of August 1, 2021, and October 25, 2020, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and nine months ended August 1, 2021, with the adoption of credit losses authoritative guidance, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material. Applied determined that the gross unrealized losses on its marketable fixed-income securities as of July 26, 2020 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities during the three and nine months ended July 26, 2020. Impairment charges on equity investments in privately-held companies during the three and nine months ended August 1, 2021 and July 26, 2020 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three and nine months ended August 1, 2021 and July 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
	(In millions)
Publicly traded equity securities
Unrealized gain	$1	$6	$12	$11
Unrealized loss	(4)	—	(6)	(15)
Realized gain on sales	—	1	—	1
Equity investments in privately-held companies
Unrealized gain	19	1	50	10
Unrealized loss	(3)	(2)	(11)	(5)
Realized gain on sales	6	7	9	8
Realized loss on sales or impairment	—	—	(7)	(8)
Total gain (loss) on equity investments, net	$19	$13	$47	$2

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of August 1, 2021, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	August 1, 2021			October 25, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$4,904	$—	$4,904	$4,324	$—	$4,324
U.S. Treasury and agency securities	338	22	360	375	23	398
Non-U.S. government securities	—	6	6	—	—	—
Municipal securities	—	367	367	—	371	371
Commercial paper, corporate bonds and medium-term notes	—	595	595	—	499	499
Asset-backed and mortgage-backed securities	—	537	537	—	479	479
Total available-for-sale debt security investments	$5,242	$1,527	$6,769	$4,699	$1,372	$6,071
Equity investments with readily determinable values
Publicly traded equity securities	$61	$—	$61	$45	$—	$45
Total equity investments with readily determinable values	$61	$—	$61	$45	$—	$45

Total	$5,303	$1,527	$6,830	$4,744	$1,372	$6,116
 _________________________
* Amounts as of August 1, 2021 and October 25, 2020, include $108 million and $115 million invested in money market funds related to deferred compensation plans, respectively. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of August 1, 2021 or October 25, 2020.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and nine months ended August 1, 2021 and July 26, 2020 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of August 1, 2021, the aggregate principal amount of long-term senior notes was $5.5 billion and the estimated fair value was $6.5 billion. As of October 25, 2020, the aggregate principal amount of long-term senior notes was $5.5 billion and the estimated fair value was $6.6 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of August 1, 2021 is expected to be reclassified into earnings within 12 months. Changes in the fair value of option contracts due to changes in time value are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is no longer probable to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were no longer probable of occurring by the end of the originally specified time period were not significant for the three and nine months ended August 1, 2021 and July 26, 2020.
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
The fair values of foreign exchange derivative instruments as of August 1, 2021 and October 25, 2020 were not material.
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
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$3	$6	$18	$10
Interest rate contracts	—	29	—	(151)
Total	$3	$35	$18	$(141)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	August 1, 2021			July 26, 2020
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,196	$2	$—	$4,395	$(1)	$1
Cost of products sold	$3,229	3	(1)	$2,440	3	(1)
Research, development and engineering	$640	1	—	$572	3	—
General and administrative	$155	1	—	$145	1	—
Interest Rate Contracts:
Interest expense	$57	(4)	—	$61	(3)	—
		$3	$(1)		$3	$—

	Nine Months Ended
	August 1, 2021			July 26, 2020
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$16,940	$(3)	$—	$12,514	$—	$4
Cost of products sold	$8,971	3	(2)	$6,952	2	(2)
Research, development and engineering	$1,863	3	—	$1,674	3	—
General and administrative	$465	1	—	$411	1	—
Interest Rate Contracts:
Interest expense	$179	(10)	—	$181	(4)	—
		$(6)	$(2)		$2	$2

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$3	$5	$19	$1
Total return swaps - deferred compensation	Cost of products sold	1	1	3	—
Total return swaps - deferred compensation	Operating expenses	6	11	24	1
Total return swaps - deferred compensation	Interest and other income, net	(1)	—	(1)	(1)
Total		$9	$17	$45	$1

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of August 1, 2021.
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
Applied sold $309 million and $980 million of account receivables during the three and nine months ended August 1, 2021, respectively. Applied sold $326 million and $690 million of account receivables during the three and nine months ended July 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended August 1, 2021 and July 26, 2020. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of August 1, 2021 and $30 million as of October 25, 2020. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of August 1, 2021, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	August 1, 2021	October 25, 2020
	(In millions)

Contract assets	$170	$148
Contract liabilities	$1,688	$1,321
The increase in contract assets during the nine months ended August 1, 2021, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During the nine months ended August 1, 2021, Applied recognized revenue of approximately $968 million related to contract liabilities at October 25, 2020. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of August 1, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three and nine months ended August 1, 2021 and July 26, 2020.
As of August 1, 2021, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $681 million, of which approximately 50% is expected to be recognized within 12 months and the remainder is expected to recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	August 1, 2021	October 25, 2020

	(In millions)
Inventories
Customer service spares	$1,260	$1,270
Raw materials	956	870
Work-in-process	846	624
Finished goods	1,055	1,140
	$4,117	$3,904
 Included in finished goods inventory are $18 million as of August 1, 2021, and $16 million as of October 25, 2020, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $395 million and $416 million of evaluation inventory as of August 1, 2021 and October 25, 2020, respectively.

	August 1, 2021	October 25, 2020

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$161	$162
Prepaid expenses and other	638	602
	$799	$764

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	August 1, 2021	October 25, 2020

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$335	$256
Buildings and improvements	3-30	1,747	1,655
Demonstration and manufacturing equipment	3-5	1,787	1,586
Furniture, fixtures and other equipment	3-5	693	646
Construction in progress		267	237
Gross property, plant and equipment		4,829	4,380
Accumulated depreciation		(3,015)	(2,776)
		$1,814	$1,604

	August 1, 2021	October 25, 2020

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,654	$1,711
Operating lease right-of-use assets	262	252
Income tax receivables and other assets	248	260
	$2,164	$2,223

	August 1, 2021	October 25, 2020

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,352	$1,124
Compensation and employee benefits	781	800
Warranty	232	201
Dividends payable	217	201
Income taxes payable	212	222
Other accrued taxes	15	33
Interest payable	56	36
Operating lease liabilities, current	69	64
Other	503	457
	$3,437	$3,138

	August 1, 2021	October 25, 2020

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$245	$241
Operating lease liabilities, non-current	199	195
Other	255	226
	$699	$662

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9    Business Combination
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the second quarter of fiscal 2021.

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
As of August 1, 2021, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of goodwill as of August 1, 2021 and October 25, 2020 were as follows:

	August 1, 2021	October 25, 2020

	(In millions)
Semiconductor Systems	$2,207	$2,208
Applied Global Services	1,032	1,018
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,466

From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first nine months of fiscal 2021, goodwill increased by $13 million primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2021, which was not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	August 1, 2021	October 25, 2020

	(In millions)
Purchased technology, net	$53	$75
Intangible assets - finite-lived, net	63	78
Total	$116	$153

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	August 1, 2021			October 25, 2020
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,441)	$(198)	$(1,639)	$(1,423)	$(185)	$(1,608)
Applied Global Services	(32)	(44)	(76)	(31)	(44)	(75)
Display and Adjacent Markets	(160)	(38)	(198)	(157)	(37)	(194)
Corporate and Other	(1)	(11)	(12)	(1)	(10)	(11)
Accumulated amortization	$(1,634)	$(291)	$(1,925)	$(1,612)	$(276)	$(1,888)
Carrying amount	$53	$63	$116	$75	$78	$153

Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
	(In millions)
Semiconductor Systems	$9	$10	$31	$29
Applied Global Services	1	—	1	—
Display and Adjacent Markets	1	4	4	11
Corporate & Other	—	—	1	—
Total	$11	$14	$37	$40

Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Cost of products sold	$7	$10	$22	$27
Research, development and engineering	—	—	1	—
Marketing and selling	4	4	14	13
Total	$11	$14	$37	$40

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of August 1, 2021, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2021 (remaining 3 months)	$12
2022	33
2023	20
2024	17
2025	15
Thereafter	19
Total	$116

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
No amounts were outstanding under the Revolving Credit Agreement as of August 1, 2021 and October 25, 2020.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $73 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of August 1, 2021 and October 25, 2020, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement at both August 1, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At August 1, 2021 and October 25, 2020, Applied did not have any commercial paper outstanding.

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
Debt outstanding as of August 1, 2021 and October 25, 2020 was as follows:

	Principal Amount
	August 1, 2021	October 25, 2020	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(14)	(15)
Total unamortized debt issuance costs	(35)	(37)
Total long-term debt	$5,451	$5,448

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
	(In millions, except percentages)
Operating lease cost	$20	$17	$58	$51
Weighted-average remaining lease term (in years)			4.7	5.3
Weighted-average discount rate			1.6%	1.9%

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended
	August 1, 2021	July 26, 2020
	(In millions)
Operating cash flows paid for operating leases	$58	$51
Right-of-use assets obtained in exchange for operating lease liabilities	$48	$142
As of August 1, 2021, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2021 (remaining 3 months)	$19
2022	70
2023	63
2024	54
2025	42
Thereafter	31
Total lease payments	$279
Less imputed interest	(11)
Total	$268

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
During the nine months ended August 1, 2021, Applied recognized $158 million of severance and related charges in connection with the Fiscal 2021 Severance Plan, of which $23 million remains outstanding as of August 1, 2021.
Severance and related charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
	(In millions)
Display and Adjacent Markets	$—	$—	$8	$—
Corporate and Other	—	—	150	—
Total	$—	$—	$158	$—

Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the nine months ended August 1, 2021 were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 25, 2020	$—
Provision for severance	152
Consumption of reserves	(5)
Balance as of January 31, 2021	147
Provision for severance	6
Consumption of reserves	(117)
Balance as of May 2, 2021	36
Consumption of reserves	(13)
Balance as of August 1, 2021	$23

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(7)	14	—	—	7
Amounts reclassified out of AOCI	(4)	4	—	—	—
Other comprehensive income (loss), net of tax	(11)	18	—	—	7

Balance as of August 1, 2021	$9	$(115)	$(199)	$13	$(292)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	19	(109)	—	—	(90)
Amounts reclassified out of AOCI	(6)	(1)	—	—	(7)
Other comprehensive income (loss), net of tax	13	(110)	—	—	(97)
Balance as of July 26, 2020	$24	$(126)	$(188)	$13	$(277)

The tax effects on the unrealized loss on derivative instruments qualifying as cash flow hedges for the nine months ended August 1, 2021 was not material and was $32 million for the nine months ended July 26, 2020. The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended August 1, 2021 and July 26, 2020 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018. As of August 1, 2021, approximately $6.5 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for the three and nine months ended August 1, 2021 and July 26, 2020:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(in millions, except per share amount)
Shares of common stock repurchased	11	4	17	11
Cost of stock repurchased	$1,500	$200	$2,250	$599
Average price paid per share	$133.40	$59.41	$134.03	$55.74
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
Dividends
In June 2021, March 2021 and December 2020, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.24, $0.24 and $0.22 per share, respectively. The dividend declared in June 2021 is payable in September 2021. Dividends paid during the nine months ended August 1, 2021 and July 26, 2020 totaled $622 million and $587 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and nine months ended August 1, 2021 and July 26, 2020, Applied recognized share-based compensation expense related to equity awards and Existing ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Cost of products sold	$28	$24	$93	$79
Research, development and engineering	30	27	101	89
Marketing and selling	11	8	34	27
General and administrative	12	11	44	39
Total share-based compensation	$81	$70	$272	$234

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
As of August 1, 2021, Applied had $547 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s Existing ESPP, which will be recognized over a weighted average period of 2.7 years. As of August 1, 2021, there were 35 million shares available for grants of share-based awards under the ESIP, and an additional 8 million shares available for issuance under the Existing ESPP, which excludes the 11.3 million shares approved by shareholders in March 2021 to be added to the Omnibus ESPP, which will be effective on September 1, 2021.

Restricted Stock Units, Restricted Stock, Performance Shares and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans during the nine months ended August 1, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 25, 2020	15	$45.36
Granted	5	$90.64
Vested	(6)	$43.02
Canceled	(1)	$56.53
Outstanding as of August 1, 2021	13	$62.28
As of August 1, 2021, 1.3 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the Existing ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 2 million shares in each of the nine months ended August 1, 2021 and July 26, 2020. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

	Nine Months Ended
	August 1, 2021	July 26, 2020

Dividend yield	0.72%	1.40%
Expected volatility	44.6%	37.2%
Risk-free interest rate	0.05%	1.05%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$18.34	$15.24

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
Applied’s effective tax rates for the third quarter of fiscal 2021 and 2020 were 13.3 percent and 19.1 percent, respectively. The effective tax rate for the third quarter of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to the settlement of certain unrecognized tax benefits that resulted in an additional income tax expense of $44 million in the third quarter of fiscal 2020.
Applied’s effective tax rates for the first nine months of fiscal 2021 and 2020 were 12.4 percent and 14.9 percent, respectively. The effective tax rate for the first nine months of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021, and the settlement of certain unrecognized tax benefits that resulted in an additional income tax expense in the third quarter of fiscal 2020 noted above.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Beginning balance	$216	$199	$201	$196
Warranties issued	61	43	162	119
Change in reserves related to preexisting warranty	4	—	9	2
Consumption of reserves	(49)	(43)	(140)	(118)
Ending balance	$232	$199	$232	$199
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of August 1, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $338 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of August 1, 2021, Applied has provided parent guarantees to banks for approximately $145 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 17      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of August 1, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
August 1, 2021:
Semiconductor Systems	$4,454	$1,785	$11,979	$4,588
Applied Global Services	1,286	393	3,644	1,083
Display and Adjacent Markets	431	99	1,217	229
Corporate and Other	25	(264)	100	(1,025)
Total	$6,196	$2,013	$16,940	$4,875
July 26, 2020:
Semiconductor Systems	$2,916	$958	$8,297	$2,655
Applied Global Services	1,034	273	3,049	807
Display and Adjacent Markets	425	83	1,122	196
Corporate and Other	20	(206)	46	(576)
Total	$4,395	$1,108	$12,514	$3,082
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for the nine months ended August 1, 2021 included severance and related charges as discussed in Note 13, Severance and Related Charges and a deal termination fee as discussed in Note 9, Business Combination.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Nine Months Ended
	August 1, 2021		July 26, 2020		Change	August 1, 2021		July 26, 2020		Change

	(In millions, except percentages)
China	$2,251	36%	$1,470	33%	53%	$5,478	32%	$3,880	31%	41%
Korea	1,291	21%	1,051	24%	23%	4,008	23%	2,312	18%	73%
Taiwan	1,261	20%	687	16%	84%	3,502	21%	3,081	25%	14%
Japan	449	7%	472	11%	(5)%	1,349	8%	1,290	10%	5%
Southeast Asia	173	3%	120	2%	44%	472	3%	250	2%	89%
Asia Pacific	5,425	87%	3,800	86%	43%	14,809	87%	10,813	86%	37%
United States	533	9%	399	9%	34%	1,365	8%	1,171	10%	17%
Europe	238	4%	196	5%	21%	766	5%	530	4%	45%
Total	$6,196	100%	$4,395	100%	41%	$16,940	100%	$12,514	100%	35%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Foundry, logic and other	63%	55%	59%	60%
Dynamic random-access memory (DRAM)	20%	22%	17%	19%
Flash memory	17%	23%	24%	21%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

	(In millions)
Unallocated net sales	$25	$20	$100	$46
Unallocated cost of products sold and expenses	(208)	(156)	(549)	(388)
Share-based compensation	(81)	(70)	(272)	(234)
Severance and related charges	—	—	(150)	—
Deal termination fee	—	—	(154)	—
Total	$(264)	$(206)	$(1,025)	$(576)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended August 1, 2021, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	16%
Samsung Electronics Co., Ltd.	23%

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, strategic acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
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
Applied’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of its employees and their families, customers, suppliers and community. Applied continues to support workplace flexibility such as remote work where possible and follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. Applied is keeping its labs and operations active and continuing to support customers.
Applied has a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business and employee needs, local government regulations, community case trends, and recommendations from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures.
Applied is committed to helping those most impacted by the ongoing COVID-19 pandemic. In regions around the world, Applied and its Foundation are addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on the nonprofit organizations in its communities. Applied has shared masks and equipment with medical facilities, provided blood analysis systems to medical professionals, helped secure oxygen concentrators for medical facilities and sent emergency support to food banks.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,196	$4,395	$1,801	$16,940	$12,514	$4,426
Gross margin	47.9%	44.5%	3.4 points	47.0%	44.4%	2.6 points
Operating income	$2,013	$1,108	$905	$4,875	$3,082	$1,793
Operating margin	32.5%	25.2%	7.3 points	28.8%	24.6%	4.2 points
Net income	$1,716	$841	$875	$4,176	$2,488	$1,688
Earnings per diluted share	$1.87	$0.91	$0.96	$4.52	$2.69	$1.83

Fiscal 2021 and 2020 contain 53 weeks and 52 weeks, respectively, and the first nine months of fiscal 2021 and 2020 contained 40 and 39 weeks, respectively.
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
Even with the ongoing challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions during the three and nine months ended August 1, 2021. Foundry and logic spending increased in the three and nine months ended August 1, 2021 compared to the same periods in the prior year driven by customer investment in both advanced nodes and mature nodes. Spending by memory customers increased in the three and nine months ended August 1, 2021 compared to the same periods in the prior year, as the industry makes investments to maintain balance between supply and demand and invests in new technology. Applied saw continued growth in its services business compared to the same periods in the prior year driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s display and adjacent markets revenue increased in the three and nine months ended August 1, 2021 compared to the same periods in the prior year due to increased investment in display manufacturing equipment for TVs.

In response to the ongoing COVID-19 pandemic and evolving conditions and worldwide response, Applied made adjustments to its global operations and is actively managing its responses in collaboration with its employees, customers and suppliers. However, the situation remains fluid and uncertain. For additional risks associated with the ongoing COVID-19 pandemic, see the risk factor entitled “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	August 1, 2021		July 26, 2020		Change	August 1, 2021		July 26, 2020		Change

	(In millions, except percentages)
Semiconductor Systems	$4,454	72%	$2,916	66%	53%	$11,979	71%	$8,297	66%	44%
Applied Global Services	1,286	21%	1,034	24%	24%	3,644	21%	3,049	24%	20%
Display and Adjacent Markets	431	7%	425	10%	1%	1,217	7%	1,122	9%	8%
Corporate and Other	25	—%	20	—%	25%	100	1%	46	1%	117%
Total	$6,196	100%	$4,395	100%	41%	$16,940	100%	$12,514	100%	35%

For the three and nine months ended August 1, 2021 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment. The Semiconductor Systems segment continued to represent the largest contributor of total net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	August 1, 2021		July 26, 2020		Change	August 1, 2021		July 26, 2020		Change

	(In millions, except percentages)
China	$2,251	36%	$1,470	33%	53%	$5,478	32%	$3,880	31%	41%
Korea	1,291	21%	1,051	24%	23%	4,008	23%	2,312	18%	73%
Taiwan	1,261	20%	687	16%	84%	3,502	21%	3,081	25%	14%
Japan	449	7%	472	11%	(5)%	1,349	8%	1,290	10%	5%
Southeast Asia	173	3%	120	2%	44%	472	3%	250	2%	89%
Asia Pacific	5,425	87%	3,800	86%	43%	14,809	87%	10,813	86%	37%
United States	533	9%	399	9%	34%	1,365	8%	1,171	10%	17%
Europe	238	4%	196	5%	21%	766	5%	530	4%	45%
Total	$6,196	100%	$4,395	100%	41%	$16,940	100%	$12,514	100%	35%

The changes in net sales in all regions in the three and nine months ended August 1, 2021 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending.

Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

Gross margin	47.9%	44.5%	3.4 points	47.0%	44.4%	2.6 points
Gross margin in the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility. Gross margin during the three months ended August 1, 2021 and July 26, 2020 included $28 million and $24 million of share-based compensation expense, respectively. Gross margin during the nine months ended August 1, 2021 and July 26, 2020 included $93 million and $79 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
Research, development and engineering	$640	$572	$68	$1,863	$1,674	$189
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
The increases in RD&E expenses during the three and nine months ended August 1, 2021 compared to the same periods in the prior year were primarily due to additional headcount. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended August 1, 2021 and July 26, 2020 included $30 million and $27 million of share-based compensation expense, respectively. RD&E expense during the nine months ended August 1, 2021 and July 26, 2020 included $101 million and $89 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
Marketing and selling	$159	$130	$29	$454	$395	$59

Marketing and selling expenses for the three and nine months ended August 1, 2021 increased compared to the same periods in fiscal 2020 primarily due to additional headcount. Marketing and selling expenses during the three months ended August 1, 2021 and July 26, 2020 included $11 million and $8 million of share-based compensation expense, respectively. Marketing and selling expenses during the nine months ended August 1, 2021 and July 26, 2020 included $34 million and $27 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
General and administrative	$155	$145	$10	$465	$411	$54
G&A expenses in the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year primarily due to additional headcount and higher expense associated with business combination activities. G&A expenses during the three months ended August 1, 2021 and July 26, 2020 included $12 million and $11 million of share-based compensation expense, respectively. G&A expenses during the nine months ended August 1, 2021 and July 26, 2020 included $44 million and $39 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
Severance and related charges	$—	$—	$—	$158	$—	$158
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
Deal Termination Fee
Deal termination fee for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
Deal termination fee	$—	$—	$—	$154	$—	$154
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the second quarter of fiscal 2021.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions)
Interest expense	$57	$61	$(4)	$179	$181	$(2)
Interest and other income (loss), net	$24	$(7)	$31	$69	$22	$47
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and nine months ended August 1, 2021 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year, primarily driven by a higher net gain from investments, partially offset by lower interest income during the three and nine months ended August 1, 2021 compared to the same periods in the prior year.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	August 1, 2021	July 26, 2020	Change	August 1, 2021	July 26, 2020	Change

	(In millions, except percentages)
Provision for income taxes	$264	$199	$65	$589	$435	$154
Effective tax rate	13.3%	19.1%	(5.8) points	12.4%	14.9%	(2.5) points

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
Applied’s effective tax rates for the third quarter of fiscal 2021 and 2020 were 13.3 percent and 19.1 percent, respectively. The effective tax rate for the third quarter of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to the settlement of certain unrecognized tax benefits that resulted in an additional income tax expense of $44 million in the third quarter of fiscal 2020.
Applied’s effective tax rates for the first nine months of fiscal 2021 and 2020 were 12.4 percent and 14.9 percent, respectively. The effective tax rate for the first nine months of fiscal 2021 was lower than the same period in the prior fiscal year primarily due to a tax benefit related to severance and related charges recorded in the first quarter of fiscal 2021, and the settlement of certain unrecognized tax benefits that resulted in an additional income tax expense in the third quarter of fiscal 2020 noted above.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	August 1, 2021	July 26, 2020	Change		August 1, 2021	July 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$4,454	$2,916	$1,538	53%	$11,979	$8,297	$3,682	44%
Operating income	$1,785	$958	$827	86%	$4,588	$2,655	$1,933	73%
Operating margin	40.1%	32.9%		7.2 points	38.3%	32.0%		6.3 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Foundry, logic and other	63%	55%	59%	60%
Dynamic random-access memory (DRAM)	20%	22%	17%	19%
Flash memory	17%	23%	24%	21%
	100%	100%	100%	100%
Net sales for the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first nine months of fiscal 2021. Foundry and logic spending increased, in absolute dollars, in the three and nine months ended August 1, 2021 compared to the same periods in the prior year driven by customer investment in both advanced nodes and mature nodes. Spending by memory customers also increased in the three and nine months ended August 1, 2021 compared to the same periods in the prior year.
Operating margin for the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and higher freight costs. In the three months ended August 1, 2021, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 43 percent of this segment’s total net sales.

The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Nine Months Ended
	August 1, 2021		July 26, 2020		Change	August 1, 2021		July 26, 2020		Change

	(In millions, except percentages)
Korea	$1,094	25%	$934	32%	17%	$3,457	29%	$1,922	23%	80%
China	$1,542	35%	$794	27%	94%	$3,467	29%	$2,097	25%	65%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	August 1, 2021	July 26, 2020	Change		August 1, 2021	July 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$1,286	$1,034	$252	24%	$3,644	$3,049	$595	20%
Operating income	$393	$273	$120	44%	$1,083	$807	$276	34%
Operating margin	30.6%	26.4%		4.2 points	29.7%	26.5%		3.2 points

Net sales for the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year primarily due to higher customer spending on comprehensive service agreements and spares. In addition, the increase in net sales for the nine months ended August 1, 2021 compared to the same period in the prior year included the impact of an additional one week during the first quarter of fiscal 2021. Operating margin for the three and nine months ended August 1, 2021 compared to the same periods in the prior year increased primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended August 1, 2021, two customers each accounted for at least 10 percent of this segment’s net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	August 1, 2021	July 26, 2020	Change		August 1, 2021	July 26, 2020	Change

	(In millions, except percentages and ratios)
Net sales	$431	$425	$6	1%	$1,217	$1,122	$95	8%
Operating income	$99	$83	$16	19%	$229	$196	$33	17%
Operating margin	23.0%	19.5%		3.5 points	18.8%	17.5%		1.3 points

Net sales for the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year primarily due to higher customer investment in display manufacturing equipment for TV's, partially offset by a decrease in customer investments in display manufacturing equipment for mobile products. Operating margin for the three and nine months ended August 1, 2021 increased compared to the same periods in the prior year primarily due to higher net sales and favorable product mix. In the three months ended August 1, 2021, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 73 percent of this segment’s total net sales, with one customer accounting for approximately 32 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Nine Months Ended
	August 1, 2021		July 26, 2020		Change	August 1, 2021		July 26, 2020		Change

	(In millions, except percentages)
China	$373	87%	$419	99%	(11)%	$1,026	84%	$1,035	92%	(1)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	August 1, 2021	October 25, 2020

	(In millions)
Cash and cash equivalents	$6,066	$5,351
Short-term investments	444	387
Long-term investments	1,658	1,538
Total cash, cash-equivalents and investments	$8,168	$7,276
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	August 1, 2021	July 26, 2020

	(In millions)
Cash provided by operating activities	$4,294	$2,489
Cash provided by (used in) investing activities	$(629)	$11
Cash used in financing activities	$(2,957)	$(1,164)
Kokusai Electric Corporation
On June 30, 2019, Applied entered into a Share Purchase Agreement (SPA) with Kokusai Electric Corporation (Kokusai Electric) and KKR HKE Investment L.P. (KKR) providing for Applied’s acquisition of all outstanding shares of Kokusai Electric. The SPA, as subsequently amended, terminated as of March 19, 2021. Applied paid KKR a termination fee of $154 million during the second quarter of fiscal 2021.
Operating Activities
Cash from operating activities for the nine months ended August 1, 2021 was $4.3 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first nine months of fiscal 2021 compared to the same period in the prior year primarily due to higher net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $980 million and $690 million of accounts receivable during the nine months ended August 1, 2021 and July 26, 2020, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the nine months ended August 1, 2021 and July 26, 2020.
Applied’s working capital was $10.1 billion as of August 1, 2021 and $8.9 billion as of October 25, 2020.

Days sales outstanding for the three months ended August 1, 2021 and July 26, 2020 were 56 days and 58 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to higher revenue and favorable revenue linearity compared to the same period in the prior year.

Investing Activities
Applied used $629 million of cash in investing activities during the nine months ended August 1, 2021. Capital expenditures totaled $462 million, net cash paid for an immaterial acquisition was $12 million and purchases of investments, net of proceeds from sales and maturities of investments were $155 million during the nine months ended August 1, 2021.
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
Financing Activities
Applied used $3.0 billion of cash in financing activities during the nine months ended August 1, 2021, consisting primarily of cash used for repurchases of common stock of $2.3 billion, dividends to stockholders of $622 million and tax withholding payments for vested equity awards of $171 million, partially offset by proceeds from common stock issuance of $86 million.
In June 2021, March 2021 and December 2020, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.24, $0.24 and $0.22 per share, respectively. The dividend declared in June 2021 is payable in September 2021. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018. As of August 1, 2021, approximately $6.5 billion remained available for future stock repurchases under the repurchase program.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of August 1, 2021.
Remaining credit facilities in the amount of approximately $73 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both August 1, 2021 and October 25, 2020.
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement at both August 1, 2021 and October 25, 2020.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount $1.5 billion. As of August 1, 2021, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.

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
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of August 1, 2021. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of August 1, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $338 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of August 1, 2021, Applied has provided parent guarantees to banks for approximately $145 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of August 1, 2021, Applied had $775 million of total payments remaining, payable in installments in the next five years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,967	$1,955	$7,969	$5,562
Certain items associated with acquisitions[1]	6	8	21	25
Certain incremental expenses related to COVID-19[2]	—	15	12	23
Other charges	—	—	2	—
Non-GAAP adjusted gross profit	$2,973	$1,978	$8,004	$5,610
Non-GAAP adjusted gross margin	48.0%	45.0%	47.2%	44.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$2,013	$1,108	$4,875	$3,082
Certain items associated with acquisitions[1]	11	12	36	38
Acquisition integration and deal costs	5	20	40	54
Certain incremental expenses related to COVID-19[2]	—	20	24	30
Severance and related charges[3]	—	—	158	—
Deal termination fee	—	—	154	—
Other charges	—	—	6	—
Non-GAAP adjusted operating income	$2,029	$1,160	$5,293	$3,204
Non-GAAP adjusted operating margin	32.7%	26.4%	31.2%	25.6%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,716	$841	$4,176	$2,488
Certain items associated with acquisitions[1]	11	12	36	38
Acquisition integration and deal costs	5	20	41	54
Certain incremental expenses related to COVID-19[2]	—	20	24	30
Severance and related charges[3]	—	—	158	—
Deal termination fee	—	—	154	—
Realized loss (gain) on strategic investments, net	(6)	(8)	(2)	(1)
Unrealized loss (gain) on strategic investments, net	(13)	(5)	(45)	(1)
Loss on early extinguishment of debt	—	33	—	33
Other charges	—	—	6	—
Income tax effect of share-based compensation[4]	11	12	(12)	(13)
Income tax effects related to intra-entity intangible asset transfers	23	67	60	104
Resolution of prior years’ income tax filings and other tax items	(9)	(1)	(22)	(5)
Income tax effect of non-GAAP adjustments[5]	2	(15)	(43)	(30)
Non-GAAP adjusted net income	$1,740	$976	$4,531	$2,697

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.87	$0.91	$4.52	$2.69
Certain items associated with acquisitions	0.01	0.01	0.03	0.04
Acquisition integration and deal costs	0.01	0.02	0.04	0.05
Certain incremental expenses related to COVID-19	—	0.02	0.02	0.03
Loss on early extinguishment of debt	—	0.03	—	0.03
Severance and related charges	—	—	0.13	—
Deal termination fee	—	—	0.17	—
Realized loss (gain) on strategic investments, net	(0.01)	(0.01)	0.01	—
Unrealized loss (gain) on strategic investments, net	(0.01)	—	(0.05)	—
Other charges	—	—	0.01	—
Income tax effect of share-based compensation	0.01	0.01	(0.01)	(0.02)
Income tax effects related to intra-entity intangible asset transfers	0.03	0.07	0.06	0.11
Resolution of prior years’ income tax filings and other tax items	(0.01)	—	(0.02)	(0.01)
Non-GAAP adjusted earnings per diluted share	$1.90	$1.06	$4.91	$2.92
Weighted average number of diluted shares	918	922	923	924

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	August 1, 2021	July 26, 2020	August 1, 2021	July 26, 2020

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,785	$958	$4,588	$2,655
Certain items associated with acquisitions[1]	9	9	29	29
Acquisition integration costs	—	1	(2)	1
Certain incremental expenses related to COVID-19[2]	—	14	12	20
Other charges	—	—	3	—
Non-GAAP adjusted operating income	$1,794	$982	$4,630	$2,705
Non-GAAP adjusted operating margin	40.3%	33.7%	38.7%	32.6%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$393	$273	$1,083	$807
Certain incremental expenses related to COVID-19[2]	—	4	8	8
Other charges	—	—	1	—
Non-GAAP adjusted operating income	$393	$277	$1,092	$815
Non-GAAP adjusted operating margin	30.6%	26.8%	30.0%	26.7%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$99	$83	$229	$196
Certain items associated with acquisitions[1]	1	3	3	9
Certain incremental expenses related to COVID-19[2]	—	1	1	1
Severance and related charges[3]	—	—	8	—
Non-GAAP adjusted operating income	$100	$87	$241	$206
Non-GAAP adjusted operating margin	23.2%	20.5%	19.8%	18.4%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to interest rate risk related to its investment portfolio and debt issuances. Applied’s investment portfolio includes fixed-income securities with a fair value of approximately $1.8 billion as of August 1, 2021. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on Applied’s investment portfolio as of August 1, 2021, an immediate 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of approximately $27 million. While an increase in interest rates reduces the fair value of the investment portfolio, Applied will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. As of August 1, 2021, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $6.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $755 million as of August 1, 2021.
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
Changes in Internal Control Over Financial Reporting
Due to the ongoing COVID-19 pandemic, Applied continues to support workplace flexibility such as remote work where possible. Business continuity plans are in effect in order to mitigate potential impact on Applied’s control environment and its operating and disclosure controls and procedures. The design of business continuity plans, which include remote access to secure data when needed, allow for remote and reliable execution of Applied’s operating and disclosure controls and procedures.
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the third quarter of fiscal 2021, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
With economic activity and business operations beginning to resume in certain regions, there may be periods of significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products. Significant or sudden demand increases may result in a shortage of parts, materials or services needed to manufacture Applied’s products or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements and our ability to meet our customer demand. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels or at increased levels that may be necessary to address demand for Applied products. In addition, the pandemic and global measures taken in response thereto have had, and may continue to have a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
The degree to which the pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity and duration of the pandemic, the spread of variants of COVID-19, the extent and effectiveness of containment actions, the availability, public adoption and efficacy of COVID vaccines, effectiveness of government stimulus programs, resurgence of COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the ongoing pandemic. Additionally, Applied has a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business and employee needs, local government regulations, community case trends, and recommendation from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures. However, there is no assurance that such plan and safety measures will be effective in preventing the inadvertent transmission of Covid-19 within the workplace. Further, implementation of such plan could adversely impact Applied’s operations.

Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in three months ended August 1, 2021, approximately 91% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•direct and indirect global trade issues and changes in and uncertainties with respect to trade policies, trade sanctions, tariffs, and international trade disputes, including the rules and interpretations promulgated by the U.S. Department of Commerce expanding export license requirements for certain products sold to certain entities in China;
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
Applied’s business depends on its timely supply of equipment, services and related products to meet the changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products, may result in a shortage of parts, materials or services needed to manufacture Applied’s products or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services can have an adverse impact on Applied’s manufacturing operations and our ability to meet customer demand. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Volatility of demand for manufacturing equipment can increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver or install products or services, increased costs or customer order cancellations as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, materials or services, including rising prices due to inflation;
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

If a supplier fails to meet Applied’s requirements concerning quality, cost, intellectual property protection, socially-responsible business practices, or other performance factors, Applied may transfer its business to alternative sources. Transferring business to alternative suppliers could result in manufacturing delays, additional costs or other difficulties, and may impair Applied’s ability to protect, enforce and extract the full value of its intellectual property rights, as well as the intellectual property rights of its customers’ and other third parties. These outcomes could have an adverse impact on its business and competitive position and subject Applied to legal proceedings and claims. In addition, if Applied is unable to meet its customers’ demand for a prolonged period due to its inability to obtain certain parts or components from suppliers on a timely basis or at all, its business, results of operations and customer relationships could be adversely impacted.
In addition, if Applied needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain Applied’s manufacturing and supply chain operations, and negatively impact Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases or commits to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, Applied may incur excess or obsolete inventory charges.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of August 1, 2021, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or its third-party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. Applied and its third-party providers have experienced, and expect to continue to experience, cybersecurity incidents, some of which may be successful. These cybersecurity incidents may range from employee error or misuse, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target the Company directly or indirectly through its third party providers. Although no such cybersecurity incident has been material to the Company to date, Applied continues to devote significant resources to network security, data encryption and other measures to protect its systems and data from unauthorized access or misuse, and it may be required to expend greater resources in the future, especially in the face of continuously evolving cybersecurity threats. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of Applied’s products or disruption of Applied’s manufacturing processes; the misappropriation of intellectual property; and corruption, loss of or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of Applied and its third party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of Applied’s investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, data protection and data localization could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.
Risks Related to Legal and Compliance
Applied is exposed to various risks related to legal proceedings.
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, intellectual property rights, trade, including import, export and customs, antitrust, environmental regulations, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification, product warranty or has other obligations related to claims made against such customers by third parties.
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
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade and import, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal sanctions, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018. As of August 1, 2021, approximately $6.5 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(May 3, 2021 to May 30, 2021)	3.9	$127.89	$504	3.9	$7,521
Month #2
(May 31, 2021 to June 27, 2021)	3.2	$136.81	441	3.2	$7,080
Month #3
(June 28, 2021 to August 1, 2021)	4.1	$136.02	555	4.1	$6,525
Total	11.2	$133.40	$1,500	11.2

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
August 26, 2021

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
August 26, 2021