Form 10-K
period 2021-10-31
APPLIED MATERIALS INC /DE
filed 2021-12-17
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2021, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $120,888,771,285
Number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of December 10, 2021: 888,513,248
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve a number of risks and uncertainties.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

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
Applied operates in three reportable segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 18 of Notes to Consolidated Financial Statements. A discussion of factors that could affect operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.

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
Vantage Systems
Physical Vapor Deposition (PVD) PVD is used to deposit high quality metal films. Applications include metal gate, silicides, contact liner/barrier, interconnect copper barrier seed and metal hard mask.	Endura, Charger and Axcela Systems
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
Reflexion and Mirra Systems
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
SEMVision eBeam Review PROVision eBeam Metrology and Inspection Enlight Optical Inspection UVision Optical Inspection VeritySEM CD-SEM Metrology Aera Mask Inspection

Applied Global Services
The Applied Global Services® (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system in more than 170 locations and trained service engineers located in close proximity to customer sites to support over 45,900 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

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

Display and Adjacent Markets
The Display and Adjacent Markets segment is comprised of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, monitors, laptops, personal computers (PCs), electronic tablets, smart phones, and other consumer-oriented devices. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display and Adjacent Markets industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high-resolution displays for mobile devices as well as new form factors, including thin, light, curved and flexible displays, and new applications such as augmented and virtual reality. The Display and Adjacent Markets segment offers a variety of technologies and products, including:

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
Backlog by reportable segment as of October 31, 2021 and October 25, 2020 was as follows:

	2021		2020

	(In millions, except percentages)
Semiconductor Systems	$6,679	57%	$2,880	43%
Applied Global Services	4,335	37%	2,607	39%
Display and Adjacent Markets	735	6%	1,115	17%
Corporate and Other	9	—%	54	1%
Total	$11,758	100%	$6,656	100%
Of the total backlog as of October 31, 2021, approximately 21% is not reasonably expected to be filled within the next 12 months.
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
Manufacturing, Raw Materials and Supplies
Applied’s worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including Germany, Israel, Singapore, Taiwan, the United States and other countries in Asia. Applied uses qualified vendors, including contract manufacturers, to supply parts, services and product support. Applied’s supply chain strategy adheres to ethical labor practices, responsible minerals sourcing, Responsible Business Alliance and SEMI guidelines, and the Applied Materials Standards of Business Conduct as defined in Applied’s Environmental, Social and Governance (ESG) commitment.
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
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 18 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments.

	2021	2020	2019
Samsung Electronics Co., Ltd.	20%	18%	*
Taiwan Semiconductor Manufacturing Company Limited	15%	18%	14%
Intel Corporation	*	*	12%
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

Patents and Licenses
Applied’s competitive position significantly depends upon its research, development, engineering, manufacturing and marketing capabilities, as well as its patent position. Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has approximately 15,700 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
Governmental Regulation
As a public company with global operations, Applied is subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. See “Risk Factors – Risks Related to Legal and Compliance – Applied is exposed to various risks related to the global regulatory environment” for further details.
With respect to environmental, health and safety regulations, Applied maintains a number of programs that are primarily preventative in nature and regularly monitors ongoing compliance with applicable laws and regulations. In addition, Applied has trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination. See also “Risk Factors – Risks Related to Legal and Compliance - Applied is subject to risks associated with environmental, health and safety regulations and sustainability requirements” for further details.
Applied is subject to income taxes in the United States and foreign jurisdictions. Applied’s provision for income taxes and effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that could increase Applied’s tax liability. See “Risk Factors – Risks Related to Applied’s Business, Finance and Operations – Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws” for further details. For additional discussions regarding the impact of compliance with income tax laws and regulations on Applied’s business and operations, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Income Taxes” and “Note 16 of the Notes to the Consolidated Financial Statements”.
Additionally, Applied is regulated under various international laws regarding the purchase and sale of goods and related items, including but not limited to those related to imposition of tariffs and other taxes, requirements for import/export licenses and limitations on transfer of intellectual property. See “Risk Factors – Risks Associated with Operating a Global Business – International trade disputes could result in increase in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors” for further details.

Applied’s People
Applied’s commitment to innovation begins with the commitment to creating an environment in which Applied’s employees can do their best work. Applied’s ability to create differentiated value in the marketplace is driven by the capability of the Company’s people to anticipate technology inflections and integrate customer requirements. To achieve this level of value creation, Applied believes it must attract, hire, develop and retain a world-class global workforce. The Company invests in its employees by providing quality training and learning opportunities; promoting inclusion, equity and diversity; and upholding a high standard of ethics and respect for human rights.
As of October 31, 2021, Applied employed approximately 27,000 regular full-time employees, of whom approximately 46%, 42% and 12% resided in the Asia-Pacific region, North America, and Europe, Middle East and Africa, respectively. Applied’s team spans 19 countries, reflecting various cultures, backgrounds, race, color, national origin, religion, sex, sexual orientation, gender identity, ages, and disability, veteran and military status.
Diversity, Equity and Inclusion
Applied values great talent and different perspectives, knowing that diversity is one of its greatest strengths. The Company therefore strives to provide fair and equal opportunity for career development and advancement to all its employees and incorporates respect for diverse backgrounds and perspectives into the Company’s culture at every level – from strategy and policy down to everyday interactions.
Applied expects that its commitment to strengthening the Company’s culture of inclusion will broaden the diversity of its workplace and help Applied build a culture that benefits everyone. In recent years, Applied continued to make progress in its culture of inclusion journey, including, among other things, expanding gender diversity on the Company’s Board to 40% female membership, increasing female representation in the U.S. and global workforce, and increasing U.S. underrepresented minority representation. As of October 31, 2021, Applied’s global workforce was 81.9% male and 18.1% female, and 16.4% of Applied’s workforce in the United States was composed of underrepresented minorities.
Additionally, Applied is investing in inclusion learning experiences. For example, the Company is implementing programs to further develop its leaders to lead even more inclusively and further deepen engagement with employees.
Talent Acquisition and Retention
Applied believes that its future success is highly dependent upon the Company’s continued ability to attract, develop, retain and engage employees. As part of the Company’s effort to attract and retain employees, Applied offers competitive rewards, compensation and benefits, including an Employee Stock Purchase Plan, healthcare and retirement benefits, parental and family leave, adoption credits, holiday and paid time off, and tuition assistance.
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
Employee Engagement, Organizational Health and Pandemic Response
Applied has historically managed and measured organizational health with a view to gaining insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement and inclusion. The Company has used McKinsey & Company’s Organizational Health Index (OHI) and employee engagement pulse surveys to measure its organizational health and employee experiences. Insights from the Company’s surveys are used to develop both company-wide and business unit level organizational and talent development plans.
Since the onset of the COVID-19 pandemic, Applied’s top priority remains protecting the health and safety of its employees and their families, customers, suppliers and community. This includes an understanding of its employees’ engagement and experiences during the pandemic and developing a return to work and future of work strategy. In fiscal 2020 and fiscal 2021, Applied conducted surveys focused on employee engagement and productivity and on the future of work. Applied continues to support workplace flexibility such as remote working where possible, and follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment.

Additional information regarding Applied’s activities related to its people and sustainability, as well as its workforce diversity data, can be found in Applied’s latest Sustainability Report and Annex thereto, which are located on its website at https://www.appliedmaterials.com/company/corporate-responsibility. The Sustainability Report and the Annex thereto are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Information about our Executive Officers
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Ginetto Addiego(2)	Senior Vice President, Semiconductor Global Operations and Corporate Quality
Robert J. Halliday(3)	Senior Vice President, Chief Financial Officer
Teri Little(4)	Senior Vice President, Chief Legal Officer and Corporate Secretary
Omkaram Nalamasu(5)	Senior Vice President, Chief Technology Officer
Prabu Raja(6)	Senior Vice President, Semiconductor Products Group
Ali Salehpour(7)	Senior Vice President, Services, Display and Flexible Technology
Charles Read(8)	Corporate Vice President, Corporate Controller and Chief Accounting Officer
(1)Mr. Dickerson, age 64, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Dr. Addiego, age 62, has been Senior Vice President, Semiconductor Global Operations and Corporate Quality since June 2015. He served as Senior Vice President, Engineering from March 2014 to June 2019. He previously worked at Applied from 1996 to 2005, leading various product groups as well as global organizations, including Global Operations, Facilities and Real Estate, Foundation Engineering, and Information Technology. From March 2011 to March 2014, Dr. Addiego was President and Chief Operating Officer of Ultra Clean Technology Corp., a public company listed on Nasdaq and a supplier of critical subsystems for the semiconductor capital equipment, medical device, energy, research, and flat panel industries. From February 2005 to March 2011, Dr. Addiego worked at Novellus Systems, Inc., a provider of advanced process equipment for the semiconductor industry, where he served as Executive Vice President of Corporate Global Operations responsible for Central Engineering, Facilities, Real Estate, Human Resources and Information Technology, and as Chief Administrative Officer.
(3)Mr. Halliday, age 67, has been Senior Vice President and Chief Financial Officer since September 2021. Mr. Halliday previously served as Corporate Vice President and advisor to Applied in areas such as business development and government affairs since September 2017, and prior to that was Applied’s Chief Financial Officer from February 2013 to August 2017. Prior to that he served as Group Vice President and General Manager of the Silicon Systems segment following the completion of Applied’s acquisition of Varian in November 2011. Mr. Halliday had served as Chief Financial Officer of Varian since 2001 and as an Executive Vice President of Varian since 2004. He was Varian’s Treasurer from November 2002 to October 2006 and from February 2009 to February 2010.
(4)Ms. Little, age 57, joined Applied as Senior Vice President, Chief Legal Officer and Corporate Secretary in June 2020. Prior to joining Applied, Ms. Little served as Executive Vice President, Chief Legal Officer and Corporate Secretary at KLA Corporation from August 2017 to June 2020. Prior to that she was Senior Vice President, General Counsel and Corporate Secretary of KLA Corporation from October 2015 until August 2017, and prior to that she held various other positions at KLA Corporation since 2002. Prior to joining KLA Corporation, she was a Senior Corporate Associate at Wilson Sonsini Goodrich & Rosati, and a Litigation Associate at Heller Ehrman White & McAuliffe.
(5)Dr. Nalamasu, age 63, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.
(6)Dr. Raja, age 59, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017. He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.

(7)Mr. Salehpour, age 60, has been Senior Vice President, Services, Display and Flexible Technology since September 2013. He previously served as Group Vice President, General Manager Energy and Environmental Solutions and Display Business Groups, since joining Applied in November 2012. Prior to Applied, Mr. Salehpour worked at KLA-Tencor for 16 years, where he served as a Senior Vice President and General Manager, and worked for 10 years in senior management positions at Schlumberger Test Systems.
(8)Mr. Read, age 55, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since joining the Company in September 2013. Prior to Applied, Mr. Read worked at Brocade Communications Systems, Inc., a provider of semiconductor and software-based network solutions, since October 2002, where he most recently served as Vice President, Corporate Controller. Prior to Brocade, Mr. Read worked at KPMG LLP, an audit, tax and advisory firm, from 1996 to 2002.

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
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. Travel and logistics restrictions, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time.
While economic activity and business operations in certain regions continue to recover, there may be periods of significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products. Significant or sudden demand increases may result in a shortage of parts, materials or services needed to manufacture Applied’s products or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements and our ability to meet our customer demand. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels or at increased levels that may be necessary to address demand for Applied products. In addition, the pandemic and global measures taken in response thereto have had, and may continue to have a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
The degree to which the ongoing pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent and effectiveness of containment actions, the availability, public adoption and efficacy of COVID vaccines, effectiveness of government stimulus programs, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic volatility that results from the ongoing pandemic. Additionally, Applied has a multi-phase plan to return to working on-site, which gradually allows additional workers to return onsite while practicing social distancing and other safety measures. However, there is no assurance that such plan and safety measures will be effective in preventing the inadvertent transmission of COVID-19 within the workplace. Further, implementation of such plan could adversely impact Applied’s operations.
Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2021, approximately 91% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
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
•impacts of climate change on the operations of Applied, its customers and suppliers;
•challenges in hiring and integration of an increasing number of workers in new countries;
•the increasing need for a mobile workforce to work in or travel to different regions; and
•uncertainties with respect to economic growth rates in various countries, including for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
As more fully discussed in the risk factor “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally.

International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could adversely impact our operations and reduce the competitiveness of our products relative to local and global competitors.
We sell a significant majority of our products into countries outside of the United States including China, Taiwan, Japan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security influences might lead to trade disputes, impacts and/or disruptions, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose trade restrictions, and have also levied tariffs and taxes on certain goods. Increases in tariffs, additional taxes or other trade restrictions and retaliatory measures may increasingly impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and impact our business. The U.S. Department of Commerce has promulgated several rules and interpretations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, and added certain Chinese companies, including one of the Company’s customers, to its “entity list”. These rules and interpretations require us to obtain additional export licenses to supply certain of our products to such customer in China. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation and interpretation of these rules are ongoing and their impact on our business is uncertain, and these rules and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting the Company’s ability to provide certain of its products to customers outside the U.S., including China.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and rising interest rates in various regions, could materially adversely impact Applied’s operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions that result in decreases in consumer spending and demand or cause us to pass on increased costs to our customers may cause certain of our customers to push out, cancel or refrain from purchasing our equipment or services, which could materially adversely impact demand for our products and our operating results. In addition, the COVID-19 pandemic, and transportation interruptions and other measures taken in response thereto, have had, and may continue to have, a significant adverse impact on the global and regional economic activity, as well as our ability to meet our customer demand.
Similarly, changes that result in sudden increases in consumer demand for electronic products (for example, as a result of the reopening of the economy with the easing of COVID-19 related restrictions) have resulted in, and may continue to result in, a shortage of parts and materials needed to manufacture our products. Such shortages, as well as shipment delays due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. In addition, Lunar New Year and other holidays in the countries in which we or our suppliers operate may reduce the level of business activities during such times, and thus adversely impact our and our suppliers’ ability to manufacture and deliver products, supplies and services. Accelerated digital transformation may further increase consumer demand and exacerbate such shortages and also strain our manufacturing capacity, which may adversely impact our ability to meet customer demands and thus have an adverse impact on our revenues, results of operations and financial condition.
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
Applied’s customer base is highly concentrated and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated, particularly in China, Taiwan and Korea. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer can expose Applied’s business and results of operations to greater volatility. The geographic concentration of Applied’s customer base could shift over time as a result of government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of the ongoing COVID-19 pandemic or our inability to fulfill orders due to a shortage of parts, transportation interruptions or any other reason), Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.
Applied is exposed to risks as a result of ongoing changes in the various industries in which it operates.
The global semiconductor, display and related industries in which Applied operates are characterized by ongoing changes affecting some or all of these industries that impact demand for and the profitability of Applied’s products and its consolidated results of operations, including:
•the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to general economic conditions, seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and on demand for Applied’s products;
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
•increasing government incentives for local suppliers;
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
•semiconductor manufacturer’s ability to reconfigure and re-use equipment, resulting in diminished need to purchase new equipment and services from us, and challenges in providing parts for reused equipment;
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
•investment in semiconductor manufacturing capabilities in China, which may be affected by changes in economic conditions and governmental regulations and policies in China and the United States;
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
If Applied does not accurately forecast and allocate appropriate resources and investment towards addressing key technology changes and inflections, successfully develop and commercialize products to meet demand for new technologies, and effectively address industry trends, its business and results of operations may be adversely impacted.

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
•the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs, IT products and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and
•fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
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
•differentiate its products from those of competitors, meet customers’ performance specifications (including those related to energy consumption and environmental impact more broadly), appropriately price products, and achieve market acceptance;
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
Applied’s business depends on its timely supply of equipment, services and related products to meet the changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture Applied’s products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, Applied’s manufacturing operations and its ability to meet customer demand. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Volatility of demand for manufacturing equipment can increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
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
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters, the impacts of climate change, or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
As more fully discussed in the risk factor “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally.

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
Applied also makes investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which Applied may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with partners. In addition, new legislation, additional regulations or global economic or political conditions may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. Applied may not receive the necessary regulatory approvals or the approvals may come with significant conditions or obligations. The risks to Applied’s investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.
Applied continually assesses the strategic fit of its businesses and may from time to time seek to divest portions of its business that are not deemed to fit with its strategic plan. Some divestitures may take the form of Applied contributing assets to a joint venture, and thus are subject to the joint venture risks discussed above. In addition, divestitures involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.
Applied is exposed to risks associated with expanding into new and related markets and industries.
As part of its growth strategy, Applied seeks to expand into related or new markets and industries, either with its existing products or with new products developed internally, or those developed in collaboration with third parties, or obtained through acquisitions. Applied’s ability to successfully expand its business into new and related markets and industries may be adversely affected by a number of factors, including:
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

In addition, Applied from time to time receives funding from United States and other government agencies for certain strategic development programs to increase its research and development resources and address new market opportunities. As a condition to this government funding, Applied is often subject to certain record-keeping, audit, intellectual property rights-sharing, and/or other obligations.
The ability to attract, retain and motivate key employees is vital to Applied’s success.
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing local and global competition for talent, the availability of qualified employees in the local and global markets, cost reduction activities (including workforce reductions and unpaid shutdowns), availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact Applied’s business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws.
Applied is subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Applied’s provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that, if enacted, would increase our tax liability. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our provision for income taxes and effective tax rate. An increase in Applied’s provision for income taxes and effective tax rate could, in turn, have a material adverse impact on Applied’s results of operations and financial condition.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of October 31, 2021, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.

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
Applied’s success depends in significant part on the protection of its technology using patents, trade secrets, copyrights and other intellectual property rights. Infringement of Applied’s rights by a third party, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Monitoring and detecting any unauthorized use of intellectual property is difficult and costly and Applied cannot be certain that the protective measures it has implemented will completely prevent misuse. Applied’s ability to enforce its intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If Applied seeks to enforce its intellectual property rights, it may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against Applied, which could have a negative impact on its business. If Applied is unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete or invalidated by the rapid pace of technological change, it could have an adverse impact on its competitive position and business. In addition, changes in intellectual property laws or their interpretation may impact Applied’s ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions, and diminish the value and competitive advantage conferred by Applied’s intellectual property assets.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or its third-party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. Applied and its third-party providers have experienced, and expect to continue to experience, cybersecurity incidents, some of which may be successful. These cybersecurity incidents may range from employee error or misuse, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target the Company directly or indirectly through its third party providers and global supply chain. Although no such cybersecurity incident has been material to the Company to date, Applied continues to devote significant resources to network security, data encryption, and other measures to protect its systems and data from unauthorized access or misuse, and it may be required to expend greater resources in the future, especially in the face of continuously evolving cybersecurity threats and privacy and data protection laws. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of Applied’s products or disruption of Applied’s manufacturing processes; the misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of Applied and its third party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of Applied’s investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, data protection and data localization could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.
Risks Related to Legal and Compliance
Applied is exposed to various risks related to legal proceedings.
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, and other intellectual property rights, trade, including import, export and customs, antitrust, environmental regulations, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety, and other matters. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification, product warranty or has other obligations related to claims made against such customers by third parties.
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
Applied is subject to risks associated with environmental, health and safety regulations and sustainability requirements.
Applied is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental, health and safety regulations, including those relating to climate change, could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property.
In addition to regulatory compliance, growing customer sustainability requirements, as well as Applied’s sustainability targets, could cause Applied from time to time to alter its manufacturing, operations or equipment designs, and incur substantial expense to meet these regulatory and sustainability requirements. Any failure to comply with these regulations, or meet these customer requirements or sustainability targets, could adversely impact the demand for Applied’s products and subject Applied to significant costs and liabilities and reputational risks that could adversely affect Applied’s business, financial condition and results of operations.

Applied is exposed to various risks related to the global regulatory environment.
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to climate change), employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade and import, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.

Item 1B:      Unresolved Staff Comments
None.

Item 2:      Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	4,855	2,472	7,327
Leased	1,912	1,800	3,712
Total	6,767	4,272	11,039
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

Item 3:      Legal Proceedings
The information set forth under “Legal Matters” in Note 17 of Notes to Consolidated Financial Statements is incorporated herein by reference. See also “Risk Factors – Risks Related to Legal and Compliance.”

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 10, 2021, there were 2,833 registered holders of Applied common stock. Information regarding quarterly cash dividends declared on Applied Materials’s common stock during fiscal 2021, 2020 and 2019 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 30, 2016 through October 31, 2021. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the PHLX Semiconductor Index over the same period. The comparison assumes $100 was invested on October 30, 2016 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
*Assumes $100 invested on 10/30/16 in stock or 10/31/16 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2021 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/30/2016	10/29/2017	10/28/2018	10/27/2019	10/25/2020	10/31/2021
Applied Materials	100.00	199.87	115.48	202.95	225.12	508.89
S&P 500 Index	100.00	123.88	130.09	150.94	176.35	237.87
PHLX Semiconductor Index	100.00	156.93	145.72	212.64	309.77	458.88

Issuer Purchases of Equity Securities
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018.
The following table provides information as of October 31, 2021 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2021 pursuant to the foregoing Board authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(August 2, 2021 to August 29, 2021)	3.5	$134.64	$466	3.5	$6,059
Month #2
(August 30, 2021 to September 26, 2021)	3.2	$137.35	443	3.2	$5,616
Month #3
(September 27, 2021 to October 31, 2021)	4.5	$131.23	591	4.5	$5,025
Total	11.2	$134.05	$1,500	11.2

Item 6:    [Reserved]

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
As the COVID-19 pandemic emerged in 2020, Applied Materials responded quickly to put in place precautionary measures to keep its workplaces healthy and safe, while ensuring compliance with orders and restrictions imposed by government authorities, everywhere Applied operates in the world.
Applied’s top priority during the ongoing COVID-19 pandemic remains protecting the health and safety of its employees and their families, customers, suppliers and community. Applied continues to support workplace flexibility such as remote working where possible and follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. Applied is keeping its labs and operations active and continuing to support customers.
Applied has implemented a multi-phase plan to return to working on-site, which takes into consideration factors such as Applied’s business and employee needs, local government regulations, community case trends, and recommendations from public health officials. The plan involves multiple phases that gradually allow additional workers to return onsite while practicing social distancing and other safety measures.
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
Applied operates in three reportable segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 18 of Notes to Consolidated Financial Statements. A discussion of factors that could affect Applied’s operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Applied’s broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.

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
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions, except per share amounts and percentages)
Net sales	$23,063	$17,202	$14,608	$5,861	$2,594
Gross margin	47.3%	44.7%	43.7%	2.6 points	1.0 points
Operating income	$6,889	$4,365	$3,350	$2,524	$1,015
Operating margin	29.9%	25.4%	22.9%	4.5 points	2.5 points
Net income	$5,888	$3,619	$2,706	$2,269	$913
Earnings per diluted share	$6.40	$3.92	$2.86	$2.48	$1.06

Fiscal 2021 contained 53 weeks, and fiscal 2020 and 2019 each contained 52 weeks.
COVID-19 was designated a pandemic during fiscal 2020 and the resulting restrictions put in place worldwide impacted Applied’s supply chains and manufacturing operations.
In fiscal 2021, the COVID-19 pandemic accelerated the digital transformation of the economy, creating increased global demand for semiconductors. As a result, semiconductor equipment customers continued to make strategic investments in new technology transitions. Foundry and logic spending increased in fiscal 2021 compared to fiscal 2020 driven by customer investment in both advanced and mature nodes. Spending by memory customers increased in fiscal 2021 compared to fiscal 2020, as the industry made investments to maintain balance between supply and demand and invested in new technology. While customers’ strategic investments continued, supply chain constraints impacted Applied’s ability to fulfill demand primarily in the fourth quarter of fiscal 2021. Applied expects demand to remain strong and supply shortages to persist into fiscal 2022, and managing these near-term supply chain constraints is a top priority.
Applied saw continued growth in its services business in fiscal 2021 compared to fiscal 2020 driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s Display and Adjacent Markets revenue remained relatively flat in fiscal 2021 compared to fiscal 2020 due to increased investment in display manufacturing equipment for TVs, offset by decreased investment in display manufacturing equipment for mobile products.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

							Change
	2021		2020		2019		2021 over 2020	2020 over 2019

	(In millions, except percentages)
Semiconductor Systems	$16,286	71%	$11,367	66%	$9,027	62%	43%	26%
Applied Global Services	5,013	22%	4,155	24%	3,854	26%	21%	8%
Display and Adjacent Markets	1,634	7%	1,607	9%	1,651	11%	2%	(3)%
Corporate and Other	130	—%	73	1%	76	1%	78%	(4)%
Total	$23,063	100%	$17,202	100%	$14,608	100%	34%	18%
Net sales in fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019 increased primarily due to increased customer investments in semiconductor equipment and spending on services. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2021		2020		2019		2021 over 2020	2020 over 2019

	(In millions, except percentages)
China	$7,535	33%	$5,456	32%	$4,277	29%	38%	28%
Korea	5,012	22%	3,031	18%	1,929	13%	65%	57%
Taiwan	4,742	20%	3,953	23%	2,965	20%	20%	33%
Japan	1,962	8%	1,996	11%	2,198	15%	(2)%	(9)%
Southeast Asia	677	3%	411	2%	548	4%	65%	(25)%
Asia Pacific	19,928	86%	14,847	86%	11,917	81%	34%	25%
United States	2,038	9%	1,619	10%	1,871	13%	26%	(13)%
Europe	1,097	5%	736	4%	820	6%	49%	(10)%
Total	$23,063	100%	$17,202	100%	$14,608	100%	34%	18%
The changes in net sales in all regions in fiscal 2021 compared to fiscal 2020 primarily reflected changes in investments in semiconductor manufacturing equipment and customer spending on comprehensive service agreements. The decrease in net sales to customers in Japan for fiscal 2021 compared to fiscal 2020 primarily reflected a decrease in investments in semiconductor manufacturing equipment, partially offset by an increase in customer spending on comprehensive service agreements.
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

Gross Margin
Gross margins for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions, except percentages)
Gross margin	47.3%	44.7%	43.7%	2.6 points	1.0 points
Gross margin in fiscal 2021 increased compared to fiscal 2020 primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility.
Gross margin in fiscal 2020 increased compared to fiscal 2019 primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs, and higher personnel costs due to increase in headcount to provide manufacturing capacity and flexibility, underutilization of headcount due to COVID-19 restrictions preventing travel to customer site and incremental employee compensation related to the COVID-19 pandemic.
Gross margin during fiscal 2021, 2020 and 2019 included $118 million, $103 million and $89 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
Research, development and engineering	$2,485	$2,234	$2,054	$251	$180
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
The increases in RD&E expenses during both fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019 were primarily due to additional headcount and higher expense associated with share-based compensation and variable compensation. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expenses during fiscal 2021, 2020 and 2019 included $129 million, $116 million and $99 million, respectively, of share-based compensation expense.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
Marketing and selling	$609	$526	$521	$83	$5
Marketing and selling expenses for fiscal 2021 increased compared to fiscal 2020 primarily due to additional headcount and higher variable compensation. Marketing and selling expenses remained relatively flat in fiscal 2020 compared to fiscal 2019. Marketing and selling expenses for fiscal years 2021, 2020 and 2019 included $43 million, $36 million and $31 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
General and administrative	$620	$567	$461	$53	$106
G&A expenses in fiscal 2021 increased compared to fiscal 2020 primarily due to additional headcount and higher variable compensation. G&A expenses in fiscal 2020 increased compared to fiscal 2019 primarily due to higher expenses associated with acquisition integration and deal costs, variable compensation, and share-based compensation.
G&A expenses during fiscal 2021, 2020 and 2019 included $56 million, $52 million and $44 million, respectively, of share-based compensation expense.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
Severance and related charges	$157	$—	$—	$157	$—
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
Deal Termination Fee
Deal termination fee for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
Deal termination fee	$154	$—	$—	$154	$—
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

Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020	2020 over 2019

	(In millions)
Interest expense	$236	$240	$237	$(4)	$3
Interest and other income, net	$118	$41	$156	$77	$(115)
Interest expenses incurred were primarily associated with the senior unsecured notes. Interest expense in fiscal 2021 remained relatively flat compared fiscal 2020 and fiscal 2019 due to the average principal balance of the senior unsecured notes remained consistent at $5.5 billion in each of the last three years.
Interest and other income, net in fiscal 2021 increased compared to fiscal 2020, primarily driven by a higher net gain from equity investments, partially offset by lower interest income during fiscal 2021 compared to fiscal 2020. Interest and other income, net in fiscal 2020 decreased compared to fiscal 2019, primarily driven by lower interest income and a loss on early extinguishment of debt. In addition, unrealized gains on equity investment securities from investments during fiscal 2020 were lower compared to fiscal 2019.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019

	(In millions, except percentages)
Provision for income taxes	$883	$547	$563	$336		$(16)
Effective income tax rate	13.0%	13.1%	17.2%	(0.1)	points	(4.1)	points
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
Applied’s effective tax rate for fiscal 2021 was slightly lower than fiscal 2020 primarily due to higher proportion of pre-tax income in lower tax jurisdictions, partially offset by resolutions of prior years’ income tax filings. Applied’s effective tax rate for fiscal 2020 was lower than fiscal 2019 primarily due to a decline in the tax expense from changes to uncertain tax positions year-over-year, an increased tax benefit from tax credits, and increased excess stock compensation tax benefits. This benefit was partly offset by an unfavorable settlement of an uncertain tax position in fiscal 2020.
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

Segment Information
Applied reports financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 18 of Notes to Consolidated Financial Statements.
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
Semiconductor Systems Segment
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Semiconductor industry spending on capital equipment is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products, and the nature and timing of technological advances in fabrication processes, and as a result is subject to variable industry conditions. Development efforts are focused on solving customers’ key technical challenges in transistor, interconnect, patterning and packaging performance.
Certain significant measures for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019

	(In millions, except percentages and ratios)
Net sales	$16,286	$11,367	$9,027	$4,919	43%	$2,340	26%
Operating income	$6,311	$3,714	$2,464	$2,597	70%	$1,250	51%
Operating margin	38.8%	32.7%	27.3%		6.1 points		5.4 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2021	2020	2019

Foundry, logic and other	60%	59%	52%
Dynamic random-access memory (DRAM)	19%	20%	22%
Flash memory	21%	21%	26%
	100%	100%	100%
Semiconductor equipment customers continued to make strategic investments in new technology transitions during fiscal 2021. Foundry and logic spending increased, in absolute dollars, in fiscal 2021 compared to fiscal 2020 driven by customer investment in both advanced and mature nodes. Spending by memory customers also increased, in absolute dollars, in fiscal 2021 compared to the prior year. Operating margin for fiscal 2021 increased compared to fiscal 2020, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, and higher freight costs. In fiscal 2021, two customers each accounted for more than 10 percent of this segment’s total net sales, and together they accounted for approximately 43 percent of this segment’s total net sales.
Net sales for fiscal 2020 increased compared to fiscal 2019 primarily due to higher spending, in absolute dollars, from foundry, logic and other customers. Operating margin for fiscal 2020 increased compared to fiscal 2019, primarily reflecting higher net sales and favorable changes in customer and product mix and lower travel-related spending due to COVID-19 travel restrictions, partially offset by increased RD&E expenses, higher freight costs, higher personnel costs due to additional headcount to provide manufacturing capacity and flexibility, and incremental employee compensation related to the COVID-19 pandemic.
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
Demand for Applied Global Services’ solutions are driven by Applied’s large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affect Applied Global Services’ sales of spares and services are primarily characterized by increases in semiconductor manufacturers’ wafer starts and continued strong utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and the Company’s ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019

	(In millions, except percentages and ratios)
Net sales	$5,013	$4,155	$3,854	$858	21%	$301	8%
Operating income	$1,508	$1,127	$1,101	$381	34%	$26	2%
Operating margin	30.1%	27.1%	28.6%		3.0 points		(1.5) points

Net sales for fiscal 2021 increased compared to fiscal 2020 primarily due to higher customer spending on comprehensive service agreements and spares, and the impact of an additional one week during fiscal 2021. Operating margin for fiscal 2021 increased compared to fiscal 2020 primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In fiscal 2021, two customers each accounted for more than 10 percent of this segment’s total net sales.
Net sales for fiscal 2020 increased compared to fiscal 2019 primarily due to higher customer spending on comprehensive service agreements, semiconductor spares and legacy systems. Operating margin for fiscal 2020 decreased compared to fiscal 2019 primarily due to an increase in headcount to support business growth, underutilization of headcount due to COVID-19 restrictions preventing travel to customer sites, higher freight costs and incremental employee compensation related to the COVID-19 pandemic.
There was no single region that accounted for at least 30 percent of total net sales for the Applied Global Services segment for any of the past three fiscal years.

Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, monitors, laptops, personal computers, electronic tablets, smart phones, and other consumer-oriented devices and equipment upgrades. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale LCD TVs, OLEDs, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields.
Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices. Uneven spending patterns by customers in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

				Change
	2021	2020	2019	2021 over 2020		2020 over 2019

	(In millions, except percentages and ratios)
Net sales	$1,634	$1,607	$1,651	$27	2%	$(44)	(3)%
Operating income	$314	$291	$294	$23	8%	$(3)	(1)%
Operating margin	19.2%	18.1%	17.8%		1.1 points		0.3 points

Net sales for fiscal 2021 remained relatively flat compared to fiscal 2020 primarily due to higher customer investment in display manufacturing equipment for TVs, offset by a decrease in customer investments in display manufacturing equipment for mobile products. Operating margin for fiscal 2021 increased compared to fiscal 2020 primarily due to higher net sales and favorable changes in customer and product mix. In fiscal 2021, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 65 percent of this segment’s total net sales.
Net sales for fiscal 2020 decreased compared to fiscal 2019 primarily due to lower customer investments in display manufacturing equipment for TVs, partially offset by higher customer investments in display manufacturing equipment for mobile products. Operating margin for fiscal 2020 increased compared to fiscal 2019, reflecting favorable changes in customer and product mix and lower travel-related spending due to COVID-19 travel restrictions.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

							Change
	2021		2020		2019		2021 over 2020		2020 over 2019

	(In millions, except percentages)
China	$1,361	83%	$1,343	84%	$1,469	89%	$18	1%	$(126)	(9)%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 31, 2021	October 25, 2020

	(In millions)
Cash and cash equivalents	$4,995	$5,351
Short-term investments	464	387
Long-term investments	2,055	1,538
Total cash, cash-equivalents and investments	$7,514	$7,276
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2021	2020	2019

	(In millions)
Cash provided by operating activities	$5,442	$3,804	$3,247
Cash used in investing activities	$(1,216)	$(130)	$(443)
Cash used in financing activities	$(4,591)	$(1,337)	$(3,115)
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
Operating Activities
Cash from operating activities for fiscal 2021 was $5.4 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to higher net income, partially offset by an increase in the accounts receivable balance. Cash provided by operating activities increased in fiscal 2020 compared to fiscal 2019 primarily due to higher net income.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.3 billion, $1.2 billion and $1.5 billion of accounts receivable during fiscal 2021, 2020 and 2019, respectively. Applied did not discount letters of credit issued by customers in fiscal 2021. Applied discounted letters of credit issued by customers of $105 million and $48 million in fiscal, 2020 and 2019, respectively. There was no discounting of promissory notes in each of fiscal 2021, 2020 and 2019.
Applied’s working capital was $9.8 billion at October 31, 2021 and $8.9 billion at October 25, 2020.
Days sales outstanding at the end of fiscal 2021, 2020 and 2019 was 74 days, 57 days, and 61 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding at the end of fiscal 2021 was primarily due to unfavorable revenue linearity and lower account receivable factoring compared to the end of fiscal 2020. The decrease in days sales outstanding at the end of fiscal 2020 was primarily due to higher accounts receivable factoring and favorable revenue linearity compared to the end of fiscal 2019.

Investing Activities
Applied used $1.2 billion, $130 million and $443 million of cash in investing activities in fiscal 2021, 2020 and 2019, respectively. Capital expenditures in fiscal 2021, 2020 and 2019 were $668 million, $422 million and $441 million, respectively. Capital expenditures in fiscal 2021 and 2020 were primarily for investments in demonstration and testing equipment, real property acquisitions and improvements, and network equipment. Capital expenditures in fiscal 2019 were primarily for real property acquisitions and improvements in North America and Taiwan, as well as investments in demonstration, testing and laboratory tools. Purchases of investments, net of proceeds from sales and maturities of investments, for 2021 was $536 million, Proceeds from sales and maturities of investments, net of purchase of investments were $399 million and $26 million for fiscal 2020 and 2019, respectively. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied used $4.6 billion of cash in financing activities in fiscal 2021, consisting primarily of repurchases of common stock of $3.8 billion, cash dividends to stockholders of $838 million and tax withholding payments for vested equity awards of $178 million, offset by proceeds from common stock issuances of $175 million.
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
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018. At October 31, 2021, approximately $5.0 billion remained available for future stock repurchases under the repurchase program.
During fiscal 2021, Applied's Board of Directors declared one quarterly cash dividend of $0.22 per share and three quarterly cash dividends of $0.24 per share. During fiscal 2020, Applied's Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. During fiscal 2019, Applied’s Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends in the amount of $0.21 per share. Dividends paid during fiscal 2021, 2020 and 2019 amounted to $838 million, $787 million and $771 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of October 31, 2021.
Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.

In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of October 31, 2021, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
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
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of October 31, 2021. See Note 11 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of October 31, 2021, Applied had $775 million of total payments remaining, payable in installments in the next five years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

Off-Balance Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. These include agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements. As of October 31, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $500 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 31, 2021, Applied has provided parent guarantees to banks for approximately $144 million to cover these arrangements.
Contractual Obligations
The following table summarizes Applied’s contractual obligations as of October 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In millions)
Debt obligations	$5,500	$—	$—	$700	$4,800
Interest expense associated with debt obligations	3,212	205	410	382	2,215
Operating lease obligations	315	78	132	66	39
Income tax from change in U.S. tax laws[1]	775	82	234	459	—
Purchase obligations[2]	5,716	5,498	218	—	—
Other long-term liabilities[3,4]	21	—	2	1	18
Total	$15,539	$5,863	$996	$1,608	$7,072
______________________
1Represents the transition tax liability associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.
2Represents Applied’s agreements to purchase goods and services consisting of Applied’s outstanding purchase orders for goods and services.
3Other long-term liabilities in the table do not include pension, postretirement and deferred compensation plans due to the uncertainty in the timing of future payments. Applied evaluates the need to make contributions to its pension and postretirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, postretirement benefit and deferred compensation plans is presented in Note 15, Employee Benefit Plans, of the consolidated financial statements.
4Applied’s other long-term liabilities in the Consolidated Balance Sheets include deferred income tax liabilities, gross unrecognized tax benefits and related gross interest and penalties. As of October 31, 2021, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $524 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 31, 2021 was $88 million. At this time, Applied is unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2021	2020	2019

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$10,914	$7,692	$6,386
Certain items associated with acquisitions[1]	27	37	37
Certain incremental expenses related to COVID-19[2]	12	23	—
Other charges	2	—	—
Non-GAAP adjusted gross profit	$10,955	$7,752	$6,423
Non-GAAP adjusted gross margin	47.5%	45.1%	44.0%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$6,889	$4,365	$3,350
Certain items associated with acquisitions[1]	47	54	55
Acquisition integration and deal costs	45	80	22
Certain incremental expenses related to COVID-19[2]	24	30	—
Severance and related charges[3]	157	—	—
Deal termination fee	154	—	—
Other charges	6	—	—
Non-GAAP adjusted operating income	$7,322	$4,529	$3,427
Non-GAAP adjusted operating margin	31.7%	26.3%	23.5%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$5,888	$3,619	$2,706
Certain items associated with acquisitions[1]	47	54	55
Acquisition integration and deal costs	46	80	22
Certain incremental expenses related to COVID-19[2]	24	30	—
Severance and related charges[3]	157	—	—
Deal termination fee	154	—	—
Realized loss (gain) on strategic investments, net	(43)	(1)	(6)
Unrealized loss (gain) on strategic investments, net	(56)	(8)	(30)
Loss on early extinguishment of debt	—	33	—
Other charges	6	—	—
Income tax effect of changes in applicable U.S. tax laws[4]	—	—	(24)
Income tax effects related to intra-entity intangible asset transfers	64	114	62
Resolution of prior years’ income tax filings and other tax items	33	(41)	95
Income tax effect of non-GAAP adjustments[5]	(33)	(35)	(5)
Non-GAAP adjusted net income	$6,287	$3,845	$2,875

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	Charges to income tax provision related to a one-time transition tax as a result of U.S. tax legislation.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2021	2020	2019

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$6.40	$3.92	$2.86
Certain items associated with acquisitions	0.04	0.05	0.05
Acquisition integration and deal costs	0.04	0.07	0.02
Certain incremental expenses related to COVID-19	0.02	0.03	—
Severance and related charges	0.13	—	—
Deal termination fee	0.17	—	—
Realized loss (gain) on strategic investments, net	(0.03)	—	—
Unrealized loss (gain) on strategic investments, net	(0.05)	(0.01)	(0.03)
Loss on early extinguishment of debt	—	0.03	—
Other charges	0.01	—	—
Income tax effect of change in applicable U.S. tax laws	—	—	(0.03)
Income tax effects related to intra-entity intangible asset transfers	0.07	0.12	0.07
Resolution of prior years’ income tax filings and other tax items	0.04	(0.04)	0.10
Non-GAAP adjusted earnings per diluted share	$6.84	$4.17	$3.04
Weighted average number of diluted shares	919	923	945

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2021	2020	2019

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$6,311	$3,714	$2,464
Certain items associated with acquisitions[1]	38	41	43
Acquisition integration costs	(2)	3	—
Certain incremental expenses related to COVID-19[2]	12	20	—
Other charges	3	—	—
Non-GAAP adjusted operating income	$6,362	$3,778	$2,507
Non-GAAP adjusted operating margin	39.1%	33.2%	27.8%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,508	$1,127	$1,101
Certain incremental expenses related to COVID-19[2]	8	8	—
Other charges	1	—	—
Non-GAAP adjusted operating income	$1,517	$1,135	$1,101
Non-GAAP adjusted operating margin	30.3%	27.3%	28.6%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$314	$291	$294
Certain items associated with acquisitions[1]	4	12	12
Acquisition integration costs	—	—	1
Certain incremental expenses related to COVID-19[2]	1	1	—
Severance and related charges[3]	8	—	—
Non-GAAP adjusted operating income	$327	$304	$307
Non-GAAP adjusted operating margin	20.0%	18.9%	18.6%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Market business.
Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates.
Interest Rate Risk
Available-for-sale Debt Securities. The market value of Applied's investments in available-for-sales securities was approximately $1.8 billion at October 31, 2021. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of October 31, 2021 of approximately $26 million.
Debt. At October 31, 2021, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $6.4 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $731 million at October 31, 2021. From time to time Applied uses interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
Foreign Currency Risk
Certain operations of Applied are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows.
Applied uses primarily foreign currency forward contracts to offset the impact of foreign exchange movements on non-U.S. dollar denominated monetary assets and liabilities. The foreign exchange gains and losses on the assets and liabilities are recorded in interest and other income (net) and are offset by the gains and losses on the hedges.
Applied uses foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on Applied’s net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $177 million at October 31, 2021.
Applied does not use foreign currency forward or option contracts for trading or speculative purposes.

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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 31, 2021.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 31, 2021.
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
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the fourth quarter of fiscal 2021, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 9B:      Other Information
None

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.
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

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 31, 2021:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	13	$—	51	(3)
Total	13	$—	51

(1)Includes only restricted stock units and performance shares outstanding under Applied’s equity compensation plans, as no options, stock warrants or other rights were outstanding as of October 31, 2021.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 16 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan. Of these 16 million shares, 1 million are subject to purchase during the purchase period in effect as of October 31, 2021.
Prior to September 1, 2021, Applied had two Employee Stock Purchase Plans, one generally for United States employees (U.S. ESPP) and a second for employees of international subsidiaries (Offshore ESPP), which enable eligible employees to purchase Applied common stock. On March 11, 2021, Applied’s shareholders approved an amendment and restatement of the U.S. ESPP (as amended, the Omnibus ESPP). The Omnibus ESPP became effective on September 1, 2021 (the Effective Date) in accordance with its terms, and amended the U.S. ESPP to, among other changes, (i) incorporate the Offshore ESPP as a sub-plan, and (ii) add 11.3 million shares to the number of shares of Applied common stock authorized for issuance. The Offshore ESPP was terminated as an independent plan on the Effective Date.
Applied has the following equity compensation plan that has not been approved by stockholders:
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

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.

Item 14:      Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 28, 2022.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 31, 2021 and October 25, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and October 25, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of October 28, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. As discussed in note 16 to the consolidated financial statements, the Company changed its method of accounting for intra-entity transfers of assets other than inventory as of October 29, 2018 due to the adoption of Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.
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
Evaluation of net realizable value adjustments to inventories for excess or obsolescence
As discussed in notes 1 and 8 to the consolidated financial statements, the Company has inventories with a carrying value of $4,309 million as of October 31, 2021. The Company adjusts inventory carrying value for estimated excess or obsolescence equal to the difference between cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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
December 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Applied Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2021 and October 25, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated December 17, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 17, 2021

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2021	2020	2019

Net sales	$23,063	$17,202	$14,608
Cost of products sold	12,149	9,510	8,222
Gross profit	10,914	7,692	6,386
Operating expenses:
Research, development and engineering	2,485	2,234	2,054
Marketing and selling	609	526	521
General and administrative	620	567	461
Severance and related charges	157	—	—
Deal termination fee	154	—	—
Total operating expenses	4,025	3,327	3,036
Income from operations	6,889	4,365	3,350
Interest expense	236	240	237
Interest and other income, net	118	41	156
Income before income taxes	6,771	4,166	3,269
Provision for income taxes	883	547	563
Net income	$5,888	$3,619	$2,706
Earnings per share:
Basic	$6.47	$3.95	$2.89
Diluted	$6.40	$3.92	$2.86
Weighted average number of shares:
Basic	910	916	937
Diluted	919	923	945

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2021	2020	2019

Net income	$5,888	$3,619	$2,706
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(21)	9	21
Change in unrealized net loss on derivative instruments	30	(117)	(7)
Change in defined and postretirement benefit plans	30	(11)	(51)
Change in cumulative translation adjustments	—	—	(1)
Other comprehensive income (loss), net of tax	39	(119)	(38)
Comprehensive income	$5,927	$3,500	$2,668
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 31, 2021	October 25, 2020

ASSETS
Current assets:
Cash and cash equivalents	$4,995	$5,351
Short-term investments	464	387
Accounts receivable, net	4,953	2,963
Inventories	4,309	3,904
Other current assets	1,386	764
Total current assets	16,107	13,369
Long-term investments	2,055	1,538
Property, plant and equipment, net	1,934	1,604
Goodwill	3,479	3,466
Purchased technology and other intangible assets, net	104	153
Deferred income taxes and other assets	2,146	2,223
Total assets	$25,825	$22,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,268	$3,138
Contract liabilities	2,076	1,321
Total current liabilities	6,344	4,459
Long-term debt	5,452	5,448
Income taxes payable	1,090	1,206
Other liabilities	692	662
Total liabilities	13,578	11,775
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 892 and 914 shares outstanding at 2021 and 2020, respectively	9	9
Additional paid-in capital	8,247	7,904
Retained earnings	32,246	27,209
Treasury stock: 1,119 and 1,091 shares at 2021 and 2020, respectively	(27,995)	(24,245)
Accumulated other comprehensive loss	(260)	(299)
Total stockholders’ equity	12,247	10,578
Total liabilities and stockholders’ equity	$25,825	$22,353
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (a)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 28, 2018	967	$10	$7,274	$20,880	1,019	$(21,194)	$(125)	$6,845
Adoption of new accounting standards (b)	—	—	—	1,570	—	—	(17)	1,553
Net income	—	—	—	2,706	—	—	—	2,706
Other comprehensive loss, net of tax	—	—	—	—	—	—	(38)	(38)
Dividends declared ($0.83 per common share)	—	—	—	(770)	—	—	—	(770)
Share-based compensation	—	—	263	—	—	—	—	263
Issuance under stock plans	9	—	58	—	—	—	—	58
Common stock repurchases	(60)	(1)	—	—	60	(2,402)	—	(2,403)
Balance at October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	3,619	—	—	—	3,619
Other comprehensive loss, net of tax	—	—	—	—	—	—	(119)	(119)
Dividends declared ($0.87 per common share)	—	—	—	(796)	—	—	—	(796)
Share-based compensation	—	—	307	—	—	—	—	307
Issuance under stock plans	10	—	2	—	—	—	—	2
Common stock repurchases	(12)	—	—	—	12	(649)	—	(649)
Balance at October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	5,888	—	—	—	5,888
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Dividends declared ($0.94 per common share)	—	—	—	(851)	—	—	—	(851)
Share-based compensation	—	—	346	—	—	—	—	346
Issuance under stock plans	6	—	(3)	—	—	—	—	(3)
Common stock repurchases	(28)	—	—	—	28	(3,750)	—	(3,750)
Balance at October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
(a) - Retained earnings balance as of October 28, 2018 included an increase of $6 million related to the adoption of the standard related to revenue recognition.
(b) - Represents the adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2021	2020	2019

Cash flows from operating activities:
Net income	$5,888	$3,619	$2,706
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	394	376	363
Severance and related charges	148	—	—
Deferred income taxes	80	80	49
Other	(70)	60	(19)
Share-based compensation	346	307	263
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,989)	(427)	(207)
Inventories	(405)	(421)	248
Other current and non-current assets	(602)	(161)	(86)
Accounts payable and accrued expenses	465	327	(247)
Contract liabilities	755	(16)	135
Income taxes payable	396	(10)	44
Other liabilities	36	70	(2)
Cash provided by operating activities	5,442	3,804	3,247
Cash flows from investing activities:
Capital expenditures	(668)	(422)	(441)
Cash paid for acquisitions, net of cash acquired	(12)	(107)	(28)
Proceeds from sales and maturities of investments	1,471	1,754	1,940
Purchases of investments	(2,007)	(1,355)	(1,914)
Cash used in investing activities	(1,216)	(130)	(443)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	2,979	—
Debt repayments	—	(2,882)	—
Proceeds from common stock issuances	175	174	145
Common stock repurchases	(3,750)	(649)	(2,403)
Tax withholding payments for vested equity awards	(178)	(172)	(86)
Payments of dividends to stockholders	(838)	(787)	(771)
Cash used in financing activities	(4,591)	(1,337)	(3,115)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(365)	2,337	(311)
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,466	3,129	3,440
Cash, cash equivalents and restricted cash equivalents — end of period	$5,101	$5,466	$3,129
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$4,995	$5,351	$3,129
Restricted cash equivalents included in deferred income taxes and other assets	106	115	—
Total cash, cash equivalents, and restricted cash equivalents	$5,101	$5,466	$3,129
Supplemental cash flow information:
Cash payments for income taxes	$851	$542	$522
Cash refunds from income taxes	$27	$68	$22
Cash payments for interest	$205	$219	$219
See accompanying Notes to Consolidated Financial Statements.

Note 1      Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2021, 2020 and 2019 contained 53, 52 and 52 weeks, respectively. The first fiscal quarter of 2021 contained 14 weeks, while the second, third and fourth quarters of fiscal 2021 contained 13 weeks. Each fiscal quarter of 2020 and 2019 contained 13 weeks.
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
As of October 31, 2021, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
Cash Equivalents
All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.
Investments
All of Applied’s investments, except equity investments, are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are measured and recorded in the Consolidated Balance Sheets at fair value, and unrealized gains and losses, net of tax, is reported as a separate component of other comprehensive income. Interest earned on cash and investments, as well as realized gains and losses on sale of securities, are included in interest and other income, net in the Consolidated Statements of Operations.
Applied’s equity investments with readily determinable values consist of publicly traded equity securities. These investments are measured at fair value using quoted prices for identical assets in an active market. Privately-held equity investments without readily determinable fair value are measured at cost, less impairment, adjusted by observable price changes. Adjustments resulting from impairments and observable prices changes are recorded in the Consolidated Statements of Operations.
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
Revenue Recognition from Contracts with Customers
Applied recognizes revenue when promised goods or services are transferred to a customer in an amount that reflects the consideration to which Applied expects to be entitled in exchange for those goods or services. Applied determines revenue recognition through the following five steps: (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
Applied uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. In certain cases, Applied also uses interest rate swap or lock agreements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. The terms of derivative financial instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied’s derivative financial instruments are recorded as assets or liabilities at fair value. For derivative instruments designated and qualifying as cash flow hedges, the gain or loss is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. Any portion excluded from the assessment of effectiveness is recognized in the same line as the hedged transaction but may be recognized in a different manner, e.g. amortized. If a hedged transaction becomes probable of not occurring according to the original strategy, the hedge relationship is discontinued and the gain or loss on the associated derivative is recorded promptly in earnings. For hedges of existing foreign currency denominated assets or liabilities, the gain or loss is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Foreign Currency
As of October 31, 2021, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to the non-monetary assets and liabilities, which are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in interest and other income, net in the Consolidated Statements of Operations as incurred.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plans. In August 2018, the Financial Accounting Standard Board (FASB) issued authoritative guidance that adds, removes, and clarifies disclosure requirements for defined benefit and other postretirement plans. Applied adopted this guidance in the first quarter of fiscal 2021 on a retrospective basis. The adoption of this guidance did not have a significant impact on Applied’s defined benefit and other postretirement disclosures.
Goodwill Impairment. In January 2017, the FASB issued authoritative guidance that simplifies the process required to test goodwill for impairment. Applied adopted this guidance in the first quarter of fiscal 2021. The adoption of this guidance did not have a significant impact on Applied’s consolidated condensed financial statements.
Financial Instruments: Credit Losses. In June 2016, the FASB issued authoritative guidance that modifies the impairment model for certain financial assets by requiring use of an expected loss methodology, which will result in more timely recognition of credit losses. Applied adopted this guidance in the first quarter of fiscal 2021 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on Applied’s consolidated condensed financial statements.
Accounting Standards Not Yet Adopted
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes (Topic 740). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. Applied will adopt this authoritative guidance in the first quarter of fiscal 2022. The adoption of this guidance is not expected to have a significant impact on Applied’s consolidated financial statements.
Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination. In October 2021, the FASB issued an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2024, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of restricted stock units, and employee stock purchase plan shares) outstanding during the period. Applied’s net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to the Company’s non-complex capital structure.

Fiscal Year	2021	2020	2019

	(In millions, except per share amounts)
Numerator:
Net income	$5,888	$3,619	$2,706
Denominator:
Weighted average common shares outstanding	910	916	937
Effect of weighted dilutive stock options, restricted stock units and employee stock purchase plan shares	9	7	8
Denominator for diluted earnings per share	919	923	945
Basic earnings per share	$6.47	$3.95	$2.89
Diluted earnings per share	$6.40	$3.92	$2.86
Potentially weighted dilutive securities	—	—	3

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,407	$—	$—	$1,407
Cash equivalents:
Money market funds	3,556	—	—	3,556
Municipal securities	22	—	—	22
Commercial paper, corporate bonds and medium-term notes	10	—	—	10
Total Cash equivalents	3,588	—	—	3,588
Total Cash and Cash equivalents	$4,995	$—	$—	$4,995
Short-term and long-term investments:
U.S. Treasury and agency securities	$314	$—	$—	$314
Non-U.S. government securities*	5	—	—	5
Municipal securities	367	3	1	369
Commercial paper, corporate bonds and medium-term notes	587	2	2	587
Asset-backed and mortgage-backed securities	555	3	1	557
Total fixed income securities	1,828	8	4	1,832
Publicly traded equity securities	22	39	3	58
Equity investments in privately-held companies	561	82	14	629
Total equity investments	583	121	17	687
Total short-term and long-term investments	$2,411	$129	$21	$2,519
Total Cash, Cash equivalents and Investments	$7,406	$129	$21	$7,514
 _________________________
* Includes Canadian provincial government debt

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 25, 2020	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,136	$—	$—	$1,136
Cash equivalents:
Money market funds	4,209	—	—	4,209
Municipal securities	6	—	—	6
Total Cash equivalents	4,215	—	—	4,215
Total Cash and Cash equivalents	$5,351	$—	$—	$5,351
Short-term and long-term investments:
U.S. Treasury and agency securities	$394	$4	$—	$398
Municipal securities	359	6	—	365
Commercial paper, corporate bonds and medium-term notes	492	8	1	499
Asset-backed and mortgage-backed securities	470	9	—	479
Total fixed income securities	1,715	27	1	1,741
Publicly traded equity securities	11	36	2	45
Equity investments in privately-held companies	121	25	7	139
Total equity investments	132	61	9	184
Total short-term and long-term investments	$1,847	$88	$10	$1,925
Total Cash, Cash equivalents and Investments	$7,198	$88	$10	$7,276
________________________

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 31, 2021:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$393	$395
Due after one through five years	878	878
Due after five years	2	2
No single maturity date**	1,138	1,244
Total	$2,411	$2,519
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities, and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
At October 31, 2021, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During fiscal 2021, with the adoption of credit losses authoritative guidance, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material. Applied determined that the gross unrealized losses on its marketable fixed-income securities at October 25, 2020 and October 27, 2019 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities for fiscal 2020 or 2019. During fiscal 2021, 2020 and 2019, impairment charges on equity investments in privately-held companies were not material. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
The components of gain (loss) on equity investments for each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Publicly traded equity securities
Unrealized gain	$14	$14	$28
Unrealized loss	(11)	(17)	(5)
Realized gain on sales	2	1	2
Equity investments in privately-held companies
Unrealized gain	65	18	13
Unrealized loss	(12)	(7)	(6)
Realized gain on sales	48	8	5
Realized loss on sales or impairment	(7)	(8)	(1)
Total gain (loss) on equity investments, net	$99	$9	$36

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 31, 2021, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 31, 2021			October 25, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$3,662	$—	$3,662	$4,324	$—	$4,324
U.S. Treasury and agency securities	296	18	314	375	23	398
Non-U.S. government securities	—	5	5	—	—	—
Municipal securities	—	391	391	—	371	371
Commercial paper, corporate bonds and medium-term notes	—	597	597	—	499	499
Asset-backed and mortgage-backed securities	—	557	557	—	479	479
Total available-for-sale debt security investments	$3,958	$1,568	$5,526	$4,699	$1,372	$6,071
Equity investments with readily determinable values
Publicly traded equity securities	$58	$—	$58	$45	$—	$45
Total equity investments with readily determinable values	$58	$—	$58	$45	$—	$45
Total	$4,016	$1,568	$5,584	$4,744	$1,372	$6,116
 _________________________
* Amounts as of October 31, 2021 and October 25, 2020 include $106 million and $115 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 31, 2021 or October 25, 2020.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred.
During fiscal 2021, 2020 and 2019, impairment charges on equity investments in privately-held companies were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 31, 2021, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion, and the estimated fair value was $6.4 billion. At October 25, 2020, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.6 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 11 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Applied does not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign currency exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 31, 2021 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for fiscal years 2021, 2020 or 2019.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of October 31, 2021 and October 25, 2020, the total outstanding notional amount of foreign exchange contracts was $2.1 billion and $1.6 billion, respectively. The fair values of foreign exchange derivative instruments at October 31, 2021 and October 25, 2020 were not material.
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
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Derivatives in Cash Flow Hedging Relationships
	2021	2020	2019
	(In millions)
Foreign exchange contracts	$36	$3	$(14)
Interest rate contracts	—	(151)	—
Total	$36	$(148)	$(14)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Statement of Operations	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Statement of Operations
	(In millions)
2021
Foreign Exchange Contracts:
Net Sales	$23,063	$4	$—
Cost of products sold	$12,149	2	(2)
Research, development and engineering	$2,485	3	—
General and administrative	$620	1	—
Interest Rate Contracts:
Interest expense	$236	(13)	—
		$(3)	$(2)

2020
Foreign Exchange Contracts:
Net Sales	$17,202	$(2)	$4
Cost of products sold	$9,510	6	(3)
Research, development and engineering	$2,234	4	—
General and administrative	$567	1	—
Interest Rate Contracts:
Interest expense	$240	(7)	—
		$2	$1

2019
Foreign Exchange Contracts:
Cost of products sold	$8,222	$2	$15
General and administrative	$461	(3)	(6)
Interest Rate Contracts:
Interest expense	$237	(3)	—
		$(4)	$9

		Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	2021	2020	2019

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	General and administrative	$—	$—	$(8)
Foreign exchange contracts	Interest and other income, net	29	(10)	—
Total return swaps - deferred compensation	Cost of products sold	3	1	—
Total return swaps - deferred compensation	Operating expenses	29	6	—
Total return swaps - deferred compensation	Interest and other income, net	(1)	(1)	—
Total		$60	$(4)	$(8)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 31, 2021 and October 25, 2020.
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
Applied sold $1.3 billion, $1.2 billion and $1.5 billion of accounts receivable during fiscal 2021, 2020 and 2019, respectively. Applied did not discount letters of credit issued by customers in fiscal 2021. Applied discounted letters of credit issued by customers of $105 million and $48 million in fiscal 2020 and 2019, respectively. There was no discounting of promissory notes in each of fiscal 2021, 2020 and 2019. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for credit losses of $29 million and $30 million at October 31, 2021 and October 25, 2020, respectively. Changes in allowance for credit losses in each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Beginning balance	$30	$30	$33
Provision	—	—	—
Deductions[1]	(1)	—	(3)
Ending balance	$29	$30	$30
_____________________________
1 Deductions primarily represent releases of credit losses credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of October 31, 2021, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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
Contract assets are generally classified as current and are included in Other Current Assets in the Consolidated Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract balances at the end of each reporting period were as follows:

	October 31, 2021	October 25, 2020
	(In millions)

Contract assets	$201	$148
Contract liabilities	$2,076	$1,321
The increase in contract assets during fiscal 2021, was primarily due to goods transferred to customers where payment was conditional upon technical sign off, offset by the reclassification of contract assets to net accounts receivable upon meeting conditions to the right to payment.
During fiscal 2021, Applied recognized revenue of approximately $1.0 billion related to contract liabilities at October 25, 2020. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of October 31, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during fiscal 2021 and 2020.
As of October 31, 2021, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $779 million, of which approximately 43% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	October 31, 2021	October 25, 2020

	(In millions)
Inventories
Customer service spares	$1,251	$1,270
Raw materials	1,136	870
Work-in-process	873	624
Finished goods	1,049	1,140
	$4,309	$3,904

Included in finished goods inventory are $58 million at October 31, 2021 and $16 million at October 25, 2020, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $380 million and $416 million of evaluation inventory at October 31, 2021 and October 25, 2020, respectively.

	October 31, 2021	October 25, 2020

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$593	$162
Prepaid expenses and other	793	602
	$1,386	$764

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful Life	October 31, 2021	October 25, 2020

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$334	$256
Buildings and improvements	3-30	1,780	1,655
Demonstration and manufacturing equipment	3-5	1,820	1,586
Furniture, fixtures and other equipment	3-5	720	646
Construction in progress		326	237
Gross property, plant and equipment		4,980	4,380
Accumulated depreciation		(3,046)	(2,776)
		$1,934	$1,604

Depreciation expense was $345 million, $320 million and $306 million for fiscal 2021, 2020 and 2019 respectively.

	October 31, 2021	October 25, 2020

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,623	$1,711
Operating lease right-of-use assets	294	252
Income tax receivables and other assets	229	260
	$2,146	$2,223

	October 31, 2021	October 25, 2020

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,472	$1,124
Compensation and employee benefits	924	800
Warranty	242	201
Dividends payable	214	201
Income taxes payable	734	222
Other accrued taxes	24	33
Interest payable	39	36
Operating lease liabilities, current	73	64
Other	546	457
	$4,268	$3,138

	October 31, 2021	October 25, 2020

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$193	$241
Operating lease liabilities, non-current	228	195
Other	271	226
	$692	$662

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
As of October 31, 2021, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
In the fourth quarter of fiscal 2021, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the quantitative goodwill impairment test for any of its reporting units.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of goodwill were as follows:

	October 31, 2021	October 25, 2020

	(In millions)
Semiconductor Systems	$2,207	$2,208
Applied Global Services	1,032	1,018
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,466
From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During fiscal 2021, goodwill increased by $13 million primarily due to an acquisition during the first quarter of fiscal 2021, which was not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 31, 2021	October 25, 2020

	(In millions)
Purchased technology, net	$46	$75
Intangible assets - finite-lived, net	58	78
Total	$104	$153

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of finite-lived intangible assets were as follows:

	October 31, 2021			October 25, 2020
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,446)	$(203)	$(1,649)	$(1,423)	$(185)	$(1,608)
Applied Global Services	(32)	(44)	(76)	(31)	(44)	(75)
Display and Adjacent Markets	(161)	(38)	(199)	(157)	(37)	(194)
Corporate and Other	(2)	(11)	(13)	(1)	(10)	(11)
Accumulated amortization	$(1,641)	$(296)	$(1,937)	$(1,612)	$(276)	$(1,888)
Carrying amount	$46	$58	$104	$75	$78	$153

Details of amortization expense for each fiscal year by segment were as follows:

	2021	2020	2019

	(In millions)
Semiconductor Systems	$41	$40	$43
Applied Global Services	1	1	1
Display and Adjacent Markets	5	13	13
Corporate and Other	2	2	—
Total	$49	$56	$57

Amortization expense for each fiscal year was charged to the following categories:

	2021	2020	2019

	(In millions)
Cost of products sold	$29	$37	$38
Research, development and engineering	1	1	1
Marketing and selling	19	18	18
Total	$49	$56	$57

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 31, 2021, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2022	$33
2023	20
2024	17
2025	15
2026	15
Thereafter	4
Total	$104

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
No amounts were outstanding under the Revolving Credit Agreement as of October 31, 2021 and October 25, 2020.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $70 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of October 31, 2021 and October 25, 2020, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
In August 2019, Applied entered into a term loan credit agreement (Term Loan Credit Agreement) with a group of lenders under which the lenders committed to make an unsecured term loan to Applied of up to $2.0 billion to finance in part Applied’s planned acquisition of all outstanding shares of Kokusai Electric, to pay related transaction fees and expenses and for general corporate purposes. In March 2021, the Term Loan Credit Agreement, as subsequently amended, terminated automatically in accordance with its terms upon the termination of the SPA. No amounts were borrowed under the Term Loan Credit Agreement.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At October 31, 2021 and October 25, 2020, Applied did not have any commercial paper outstanding.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt outstanding as of October 31, 2021 and October 25, 2020 was as follows:

	Principal Amount
	October 31, 2021	October 25, 2020	Effective Interest Rate	Interest Pay Dates
	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(14)	(15)
Total unamortized debt issuance costs	(34)	(37)
Total long-term debt	$5,452	$5,448

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
The components of lease expense and supplemental information were as follows:

	2021	2020
	(In millions, except percentage)
Operating lease cost	$79	$69
Weighted-average remaining lease term (in years)	5.1	5.2
Weighted-average discount rate	1.7%	1.8%
Total rent expense for fiscal 2019 was $51 million.
Supplemental cash flow information related to leases are as follows:

	2021	2020
	(In millions)
Operating cash flows paid for operating leases	$79	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$123	$156

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 31, 2021, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2022	$78
2023	71
2024	61
2025	48
2026	18
Thereafter	39
Total lease payments	315
Less imputed interest	(14)
Total	$301

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
During fiscal 2021, Applied recognized $157 million of severance and related charges in connection with the Fiscal 2021 Severance Plan, of which $17 million remains outstanding as of October 31, 2021.
Severance and related charges by segment were as follows:

2021
(In millions)
Display and Adjacent Markets	$8
Corporate and Other	149
Total	$157
Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 25, 2020	$—
Provision for severance	158
Adjustment to provision for severance	(1)
Consumption of reserves	(140)
Balance as of October 31, 2021	$17

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 28, 2018	$7	$(9)	$(137)	$14	(125)
Adoption of new accounting standards (a)	(17)	—	—	—	(17)

Other comprehensive income (loss) before reclassifications	22	(10)	(57)	(1)	(46)
Amounts reclassified out of AOCI	(1)	3	6	—	8
Other comprehensive income (loss), net of tax	21	(7)	(51)	(1)	(38)
Balance at October 27, 2019	$11	$(16)	$(188)	$13	$(180)
Other comprehensive income (loss) before reclassifications	16	(115)	(21)	—	(120)
Amounts reclassified out of AOCI	(7)	(2)	10	—	1
Other comprehensive income, net of tax	9	(117)	(11)	—	(119)
Balance at October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(14)	28	20	—	34
Amounts reclassified out of AOCI	(7)	2	10	—	5
Other comprehensive income (loss), net of tax	(21)	30	30	—	39
Balance at October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
(a) - Represents the reclassification adjustment related to the adoption of Accounting Standard Update (ASU) 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
The tax effects on the unrealized loss on derivative instruments qualifying as cash flow hedges for fiscal 2020 was $33 million. The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2021, 2020 and 2019 were not material.
Stock Repurchase Program
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in February 2018. At October 31, 2021, approximately $5.0 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2021	2020	2019

	(In millions, except per share amounts)
Shares of common stock repurchased	28	12	60
Cost of stock repurchased	$3,750	$649	$2,403
Average price paid per share	$134.03	$56.32	$39.86
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
During fiscal 2021, Applied's Board of Directors declared one quarterly cash dividend of $0.22 per share and three quarterly cash dividends of $0.24 per share. During fiscal 2020, Applied's Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. During fiscal 2019, Applied’s Board of Directors declared one quarterly cash dividend of $0.20 per share and three quarterly cash dividends in the amount of $0.21 per share. Dividends paid during fiscal 2021, 2020 and 2019 amounted to $838 million, $787 million and $771 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
In addition, prior to September 1, 2021, Applied had two Employee Stock Purchase Plans (ESPP), one generally for United States employees (U.S. ESPP) and a second for employees of international subsidiaries (Offshore ESPP), which enable eligible employees to purchase Applied common stock. On March 11, 2021, Applied’s shareholders approved an amendment and restatement of the U.S. ESPP (as amended, the Omnibus ESPP). The Omnibus ESPP became effective on September 1, 2021 (the Effective Date) in accordance with its terms, and amended the U.S. ESPP to, among other changes, (i) incorporate the Offshore ESPP as a sub-plan, and (ii) add 11.3 million shares to the number of shares of Applied common stock authorized for issuance. The Offshore ESPP was terminated as an independent plan on the Effective Date.
Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Cost of products sold	$118	$103	$89
Research, development, and engineering	129	116	99
Marketing and selling	43	36	31
General and administrative	56	52	44
Total share-based compensation	$346	$307	$263

Income tax benefits recognized	$43	$39	$37
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
At October 31, 2021, Applied had $512 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under Applied’s ESPP, which will be recognized over a weighted average period of 2.5 years. At October 31, 2021, there were 35 million shares available for grant of share-based awards under the ESIP, and an additional 16 million shares available for issuance under the Omnibus ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2021, 2020 and 2019. There were no outstanding stock options at the end of fiscal 2021.
Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance share units and performance units are awards that result in a payment to a grantee, generally in shares of Applied common stock on a one-for-one basis, if performance goals and/or other vesting criteria established by the Human Resources and Compensation Committee of Applied’s Board of Directors are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance share units and performance units typically vest over three to four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance goals. The compensation expense related to the service-based awards is determined using the fair market value of Applied common stock on the date of the grant, and the compensation expense is recognized over the vesting period.
During fiscal 2021, 2020 and 2019, certain executive officers were granted awards that are subject to the achievement of certain levels specified performance goals.
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
During fiscal 2021, certain executive officers were also granted non-recurring long-term performance-based awards that are subject to the achievement of targeted levels of Applied’s absolute TSR. The awards become eligible to vest only if targeted levels of TSR are achieved during the five-year performance period and will vest only if the grantee remains employed by Applied through the vesting date in October 2025, except in the event of involuntary termination of employment without cause, death or following a change of control. The number of shares that may vest in full after five years ranges from 0% to 200% of the target amount.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 28, 2018	18	$32.64	2.0 years	$600
Granted	8	$36.00
Vested	(7)	$28.41
Canceled	(1)	$34.59
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2019	18	$35.78	2.1 years	$985
Granted	6	$53.89
Vested	(8)	$31.25
Canceled	(1)	$42.61
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2020	15	$45.36	2.2 years	$914
Granted	5	$92.04
Vested	(6)	$43.11
Canceled	(1)	$59.41
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 31, 2021	13	$63.29	2.2 years	$1,752
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	13	$63.37	2.0 years	$1,724
At October 31, 2021, 1.2 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
Employee Stock Purchase Plans
Under the Omnibus ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued 3 million shares in fiscal 2021, 3 million shares in fiscal 2020 and 4 million shares in fiscal 2019, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2021	2020	2019
ESPP:
Dividend yield	0.72%	1.41%	1.99%
Expected volatility	41.3%	48.2%	35.5%
Risk-free interest rate	0.05%	0.58%	2.21%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$33.77	$17.30	$10.61

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15      Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2021, 2020 and 2019 were $631 million, $471 million and $292 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $61 million for fiscal 2021, $52 million for fiscal 2020 and $49 million for fiscal 2019.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2021	2020	2019

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$674	$617	$524
Service cost	15	13	11
Interest cost	8	8	10
Plan participants’ contributions	1	1	1
Actuarial (gain) loss	(1)	6	84
Settlements	—	—	(1)
Foreign currency exchange rate changes	3	33	(5)
Benefits paid	(15)	(10)	(8)
Plan amendments and other adjustments	—	6	1
Ending projected benefit obligation	$685	$674	$617
Ending accumulated benefit obligation	$626	$627	$578
Range of assumptions to determine benefit obligations
Discount rate	0.6% - 6.6%	0.4% - 6.5%	0.5% - 3.1%
Rate of compensation increase	2.4% - 10.0%	2.3% - 10.0%	2.3% - 3.6%
Change in plan assets
Beginning fair value of plan assets	$431	$409	$365
Return on plan assets	49	—	30
Employer contributions	22	12	27
Plan participants’ contributions	1	1	1
Foreign currency exchange rate changes	3	19	(5)
Settlements	—	—	(1)
Benefits paid	(15)	(10)	(8)
Ending fair value of plan assets	$491	$431	$409
Funded status	$(194)	$(243)	$(208)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$1	$—	$5
Current liability	(2)	(2)	(1)
Noncurrent liability	(193)	(241)	(212)
Total	$(194)	$(243)	$(208)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$11	$14	$12
Prior service credit	—	—	—
Total	$11	$14	$12
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$200	$242	$226
Prior service credit	1	—	—
Total	$201	$242	$226
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$472	$674	$424
Fair value of plan assets	$277	$431	$211
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$413	$627	$385
Fair value of plan assets	$277	$431	$211

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020
Plan assets — allocation
Equity securities	35%	38%
Debt securities	33%	43%
Insurance contracts	23%	9%
Other investments	9%	10%
The following table presents a summary of the ending fair value of the plan assets:

	October 31, 2021				October 25, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$137	$—	$—	$137	$103	$—	$—	$103
Debt securities	79	—	—	79	72	—	—	72
Insurance contracts	—	—	110	110	—	—	39	39
Other investments	—	17	—	17	—	16	—	16
Cash	2	—	—	2	2	—	—	2
Total assets at fair value	$218	$17	$110	345	$177	$16	$39	232
Assets measured at net asset value				146				199
Total				$491				$431

The following table presents the activity in Level 3 instruments for each fiscal year:

	2021	2020

	(In millions)
Balance, beginning of year	$39	$36
Purchases, sales, settlements, net	72	1
Currency impact	(1)	2
Balance, end of year	$110	$39
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2021	2020	2019

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$15	$13	$11
Interest cost	8	8	10
Expected return on plan assets	(21)	(22)	(20)
Amortization of actuarial loss and prior service credit	14	12	7
Net periodic benefit cost	$16	$11	$8
Weighted average assumptions
Discount rate	1.18%	1.23%	1.98%
Expected long-term return on assets	4.80%	5.10%	5.40%
Rate of compensation increase	2.74%	2.69%	2.74%
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
Future expected benefit payments for the pension plans and the postretirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2022	$11
2023	13
2024	15
2025	14
2026	15
2027-2031	99
Total	$167
Company contributions to these plans for fiscal 2022 are expected to be approximately $7 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable for all plans, including accrued deemed interest, totaled $206 million and $151 million at October 31, 2021 and October 25, 2020, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16     Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2021	2020	2019

	(In millions)
U.S.	$512	$92	$363
Foreign	6,259	4,074	2,906
	$6,771	$4,166	$3,269
The components of the provision for income taxes for each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Current:
U.S.	$462	$196	$240
Foreign	344	263	260
State	17	20	12
	823	479	512
Deferred:
U.S.	(3)	(3)	8
Foreign	67	76	46
State	(4)	(5)	(3)
	60	68	51
	$883	$547	$563
A reconciliation between the statutory U.S. federal income tax rate and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2021	2020	2019
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations taxed at various rates	(7.0)	(5.9)	(5.9)
Changes in prior years’ unrecognized tax benefits	0.2	0.5	2.6
Resolutions of prior years’ income tax filings	(0.1)	(1.0)	(0.1)
Research and other tax credits	(0.9)	(1.3)	(1.1)
Other	(0.2)	(0.2)	0.7
	13.0%	13.1%	17.2%
Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
Applied’s effective tax rate for fiscal 2021 was slightly lower than fiscal 2020 primarily due to higher proportion of pre-tax income in lower tax jurisdictions, partially offset by resolutions of prior years’ income tax filings. The effective tax rate for fiscal 2020 was lower than fiscal 2019 primarily due to a decline in the tax expense from changes to uncertain tax provisions year-over-year, an increased tax benefit from tax credits, and increased excess stock compensation tax benefits. This benefit was partly offset by an unfavorable settlement of an uncertain tax position in fiscal 2020.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2021 for Singapore is 17%. Applied has been granted conditional reduced tax rates that expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which Applied expects to comply. The tax benefits arising from these tax rates were $370 million or $0.40 per diluted share and $215 million or $0.23 per diluted share for fiscal 2021 and 2020, respectively.
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

	October 31, 2021	October 25, 2020

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$4	$4
Inventory reserves and basis difference	112	119
Installation and warranty reserves	29	14
Intangible assets	1,281	1,355
Accrued liabilities	31	24
Deferred revenue	25	32
Tax credits	369	326
Deferred compensation	133	130
Share-based compensation	34	30
Lease liability	61	55
Other	89	96
Gross deferred tax assets	2,168	2,185
Valuation allowance	(361)	(314)
Total deferred tax assets	1,807	1,871
Deferred tax liabilities:
Fixed assets	(93)	(76)
Right of use assets	(62)	(54)
Undistributed foreign earnings	(37)	(39)
Total deferred tax liabilities	(192)	(169)
Net deferred tax assets	$1,615	$1,702
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Beginning balance	$314	$257	$230
Increases	47	57	27
Decreases	—	—	—
Ending balance	$361	$314	$257

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At October 31, 2021, Applied has state research and development tax credit carryforwards of $369 million, including $345 million of credits that are carried over until exhausted and $20 million that are carried over for 15 years and begin to expire in fiscal 2033. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.
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

	2021	2020	2019

	(In millions)
Beginning balance of gross unrecognized tax benefits	$496	$845	$374
Settlements with tax authorities	—	(446)	(1)
Lapses of statutes of limitation	(4)	(3)	(2)
Increases in tax positions for current year	26	44	33
Increases in tax positions for prior years	23	91	441
Decreases in tax positions for prior years	(4)	(35)	—
Ending balance of gross unrecognized tax benefits	$537	$496	$845
In fiscal 2020, Applied settled tax audits in Singapore related to fiscal 2012 through fiscal 2019 for additional tax payments of $72 million and a reduction of future tax deductions of $374 million. The tax expense impact of these settlements was $26 million. In fiscal 2019, Applied paid an immaterial amount as a result of settlements with tax authorities.
The increases in tax positions for prior years of $441 million for fiscal 2019 include the effect of adoption of Accounting Standard Update 2016-16 Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2021, 2020 and 2019 was $14 million, $24 million and $24 million, respectively. The income tax liability for interest and penalties for fiscal 2021, 2020 and 2019 was $88 million, $74 million and $50 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2021, 2020 and 2019 are $442 million, $410 million, and $758 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
Applied’s tax returns remain subject to examination by taxing authorities. These include U.S. returns for fiscal 2015 and later years, and foreign tax returns for fiscal 2011 and later years.
The timing of the resolution of income tax examinations, as well as the amounts and timing of various tax payments that may be part of the settlement process, is highly uncertain. This could cause fluctuations in Applied’s financial condition and results of operations. Applied continues to have ongoing negotiations with various taxing authorities throughout the year.

Note 17      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Beginning balance	$201	$196	$208
Provisions for warranty	223	165	148
Changes in reserves related to preexisting warranty	9	2	7
Consumption of reserves	(191)	(162)	(167)
Ending balance	$242	$201	$196

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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 31, 2021, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $500 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 31, 2021, Applied has provided parent guarantees to banks for approximately $144 million to cover these arrangements.
Legal Matters
From time to time, Applied receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Applied in connection with claims made against them. In addition, from time to time, Applied receives notification from third parties claiming that Applied may be or is infringing or misusing their intellectual property or other rights. Applied also is subject to various other legal proceedings, regulatory investigations or inquires, and claims, both asserted and unasserted, that arise in the ordinary course of business.
Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, Applied does not believe that any will have a material effect on its consolidated financial condition or results of operations.

Note 18      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), equipment upgrades and other display technologies for TVs, monitors, laptops, personal computers, smart phones, and other consumer-oriented devices.
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
Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2021:
Semiconductor Systems	$16,286	$6,311	$194	$228	$3,886	$2,586
Applied Global Services	5,013	1,508	32	29	922	1,561
Display and Adjacent Markets	1,634	314	27	32	207	153
Corporate and Other	130	(1,244)	141	379	(62)	9
Total	$23,063	$6,889	$394	$668	$4,953	$4,309
2020:
Semiconductor Systems	$11,367	$3,714	$219	$226	$2,061	$2,139
Applied Global Services	4,155	1,127	34	30	764	1,545
Display and Adjacent Markets	1,607	291	31	29	179	195
Corporate and Other	73	(767)	92	137	(41)	25
Total	$17,202	$4,365	$376	$422	$2,963	$3,904
2019:
Semiconductor Systems	$9,027	$2,464	$202	$168	$1,543	$1,703
Applied Global Services	3,854	1,101	25	47	790	1,535
Display and Adjacent Markets	1,651	294	22	43	246	214
Corporate and Other	76	(509)	114	183	(46)	22
Total	$14,608	$3,350	$363	$441	$2,533	$3,474
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for fiscal 2021 included severance and related charges as discussed in Note 13, Severance and Related Charges and a deal termination fee as discussed in Note 9, Business Combination.
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2021	2020	2019
Foundry, logic and other	60%	59%	52%
Dynamic random-access memory (DRAM)	19%	20%	22%
Flash memory	21%	21%	26%
	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciling items included in Corporate and Other were as follows:

	2021	2020	2019

	(In millions)
Unallocated net sales	$130	$73	$76
Unallocated cost of products sold and expenses	(725)	(533)	(322)
Share-based compensation	(346)	(307)	(263)
Severance and related charges	(149)	—	—
Deal termination fee	(154)	—	—
Total	$(1,244)	$(767)	$(509)
For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and are attributed to the geographic location in which they are located. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2021	2020	2019

	(In millions)
Net sales:
United States	$2,038	$1,619	$1,871
China	7,535	5,456	4,277
Korea	5,012	3,031	1,929
Taiwan	4,742	3,953	2,965
Japan	1,962	1,996	2,198
Europe	1,097	736	820
Southeast Asia	677	411	548
Total outside United States	21,025	15,583	12,737
Consolidated total	$23,063	$17,202	$14,608

	October 31, 2021	October 25, 2020

	(In millions)
Long-lived assets:
United States	$1,965	$1,628
China	10	14
Korea	16	21
Taiwan	62	59
Japan	9	16
Europe	12	21
Southeast Asia	13	18
Total outside United States	122	149
Consolidated total	$2,087	$1,777

The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2021	2020	2019
Samsung Electronics Co., Ltd.	20%	18%	*
Taiwan Semiconductor Manufacturing Company Limited	15%	18%	14%
Intel Corporation	*	*	12%
______________________________
* Less than 10%

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1	Amendment to Share Purchase Agreement, dated as of January 1, 2021, by and among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	1/4/2021
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	3/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through December 3, 2021	8-K	000-06920	3.1	12/8/2021
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Fourth Supplemental Indenture dated May 29, 2020, by and between Applied Materials, Inc. and U.S. Bank National Association	8-K	000-06920	4.1	5/29/2020
4.6	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-06920	4.6	12/11/2020
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Non-Employee Directors	10-K	000-06920	10.44	1/31/2000
10.2	Form of Indemnification Agreement between Applied Materials, Inc. and certain of its officers	10-K	000-06920	10.46	1/31/2000
10.3	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.4*	Applied Materials, Inc. amended and restated Relocation Policy	8-K	000-06920	10.46	10/31/2005
10.5*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.6	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.7	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.8*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/27/2021
10.9*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/27/2021
10.10*	Form of Performance Shares Agreement for certain executive officers for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	2/25/2021
10.11*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.12*	Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan, effective September 1, 2021	8-K	000-06920	10.2	3/16/2021
10.13*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.14*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.15*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.16*	Form of Letter of Understanding for Long-Term Assignment	10-K	000-06920	10.49	12/17/2014
10.17*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.18*	Applied Materials, Inc. 2016 Deferred Compensation Plan, as amended and restated on January 1, 2021	10-Q	000-06920	10.2	2/25/2021
10.19*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 11, 2021	8-K	000-06920	10.1	3/16/2021
10.20*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
10.21*	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/27/2021
10.22*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.6	5/27/2021
10.23*	Share Purchase Agreement, dated as of June 30, 2019, among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	7/1/2019
10.24	Term Loan Credit Agreement, dated as of August 19, 2019, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	8/21/2019
10.25	Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	2/21/2020
10.26*	Separation Agreement and Release, dated as of July 3, 2020 by and between Steve Ghanayem and Applied Materials, Inc.	8-K	000-06920	10.1	7/9/2020
10.27	Amendment No. 1 to Term Loan Credit Agreement, dated as of December 30, 2020, by and among Applied Materials, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein	8-K	000-06920	10.1	1/4/2021
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/S/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 17, 2021

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

	Title	Date
/S/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2021
Gary E. Dickerson
/S/ ROBERT J. HALLIDAY	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 17, 2021
Robert J. Halliday
/S/ CHARLES W. READ	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 17, 2021
Charles W. Read

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 17, 2021
/S/ RANI BORKAR
Rani Borkar	Director	December 17, 2021
/S/ JUDY BRUNER
Judy Bruner	Director	December 17, 2021
/S/ XUN CHEN
Xun Chen	Director	December 17, 2021
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 17, 2021
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 17, 2021
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 17, 2021
/s/ YVONNE MCGILL
Yvonne McGill	Director	December 17, 2021
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 17, 2021