Form 10-Q
period 2022-01-30
APPLIED MATERIALS INC /DE
filed 2022-02-24
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2022
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 30, 2022: 883,394,639

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 30, 2022	January 31, 2021

	(Unaudited)
Net sales	$6,271	$5,162
Cost of products sold	3,312	2,813
Gross profit	2,959	2,349
Operating expenses:
Research, development and engineering	654	606
Marketing and selling	167	147
General and administrative	166	161
Severance and related charges	(4)	152
Total operating expenses	983	1,066
Income from operations	1,976	1,283
Interest expense	57	61
Interest and other income, net	6	18
Income before income taxes	1,925	1,240
Provision for income taxes	133	110
Net income	$1,792	$1,130
Earnings per share:
Basic	$2.02	$1.23
Diluted	$2.00	$1.22
Weighted average number of shares:
Basic	889	915
Diluted	897	925
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 30, 2022	January 31, 2021

	(Unaudited)
Net income	$1,792	$1,130
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(15)	(2)
Change in unrealized net loss on derivative instruments	(3)	4
Other comprehensive income (loss), net of tax	(18)	2
Comprehensive income	$1,774	$1,132
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 30, 2022	October 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$5,264	$4,995
Short-term investments	473	464
Accounts receivable, net	4,405	4,953
Inventories	4,526	4,309
Other current assets	1,039	1,386
Total current assets	15,707	16,107
Long-term investments	2,026	2,055
Property, plant and equipment, net	1,974	1,934
Goodwill	3,479	3,479
Purchased technology and other intangible assets, net	94	104
Deferred income taxes and other assets	2,148	2,146
Total assets	$25,428	$25,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,867	$4,268
Contract liabilities	2,397	2,076
Total current liabilities	6,264	6,344
Long-term debt	5,454	5,452
Income taxes payable	1,068	1,090
Other liabilities	752	692
Total liabilities	13,538	13,578
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	8,130	8,247
Retained earnings	33,827	32,246
Treasury stock	(29,798)	(27,995)
Accumulated other comprehensive loss	(278)	(260)
Total stockholders’ equity	11,890	12,247
Total liabilities and stockholders’ equity	$25,428	$25,825
Amounts as of January 30, 2022 are unaudited. Amounts as of October 31, 2021 are derived from the October 31, 2021 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 30, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	1,792	—	—	—	1,792
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(18)	(18)
Dividends declared ($0.24 per common share)	—	—	—	(211)	—	—	—	(211)
Share-based compensation	—	—	118	—	—	—	—	118
Issuance under stock plans	3	—	(235)	—	—	—	—	(235)
Common stock repurchases	(12)	—	—	—	12	(1,803)	—	(1,803)
Balance as of January 30, 2022	883	$9	$8,130	$33,827	1,131	$(29,798)	$(278)	$11,890

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 31, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	1,130	—	—	—	1,130
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2	2
Dividends declared ($0.22 per common share)	—	—	—	(202)	—	—	—	(202)
Share-based compensation	—	—	107	—	—	—	—	107
Issuance under stock plans	4	—	(142)	—	—	—	—	(142)
Balance as of January 31, 2021	918	$9	$7,869	$28,137	1,091	$(24,245)	$(297)	$11,473

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 30, 2022	January 31, 2021

	(Unaudited)
Cash flows from operating activities:
Net income	$1,792	$1,130
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102	94
Severance and related charges	(4)	148
Share-based compensation	118	107
Deferred income taxes	1	28
Other	16	—
Changes in operating assets and liabilities:
Accounts receivable	548	(81)
Inventories	(217)	(21)
Other current and non-current assets	347	94
Accounts payable and accrued expenses	(393)	(335)
Contract liabilities	321	251
Income taxes payable	(34)	(8)
Other liabilities	61	14
Cash provided by operating activities	2,658	1,421
Cash flows from investing activities:
Capital expenditures	(144)	(121)
Cash paid for acquisitions, net of cash acquired	—	(12)
Proceeds from sales and maturities of investments	318	358
Purchases of investments	(312)	(441)
Cash used in investing activities	(138)	(216)
Cash flows from financing activities:
Common stock repurchases	(1,803)	—
Tax withholding payments for vested equity awards	(235)	(142)
Payments of dividends to stockholders	(214)	(201)
Cash used in financing activities	(2,252)	(343)
Increase in cash, cash equivalents and restricted cash equivalents	268	862
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,101	5,466
Cash, cash equivalents and restricted cash equivalents — end of period	$5,369	$6,328
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$5,264	$6,213
Restricted cash equivalents included in deferred income taxes and other assets	105	115
Total cash, cash equivalents, and restricted cash equivalents	$5,369	$6,328
Supplemental cash flow information:
Cash payments for income taxes	$80	$110
Cash refunds from income taxes	$123	$19
Cash payments for interest	$34	$35
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (2021 Form 10-K). Applied’s results of operations for the three months ended January 30, 2022 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first three months of fiscal 2022 and 2021 contained 13 and 14 weeks, respectively.
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
As of January 30, 2022, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standard Board (FASB) issued an accounting standard update to simplify the accounting for income taxes (Topic 740). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. Applied adopted this authoritative guidance in the first quarter of fiscal 2022. The adoption of this guidance did not have a significant impact on Applied’s consolidated condensed financial statements.
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

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions, except per share amounts)
Numerator:
Net income	$1,792	$1,130
Denominator:
Weighted average common shares outstanding	889	915
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	8	10
Denominator for diluted earnings per share	897	925
Basic earnings per share	$2.02	$1.23
Diluted earnings per share	$2.00	$1.22
Potentially weighted dilutive securities	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

January 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,260	$—	$—	$1,260
Cash equivalents:
Money market funds	3,968	—	—	3,968
Municipal securities	14	—	—	14
Commercial paper, corporate bonds and medium-term notes	22	—	—	22
Total Cash equivalents	4,004	—	—	4,004
Total Cash and Cash equivalents	$5,264	$—	$—	$5,264
Short-term and long-term investments:
U.S. Treasury and agency securities	$324	$—	$3	$321
Non-U.S. government securities*	5	—	—	5
Municipal securities	371	1	3	369
Commercial paper, corporate bonds and medium-term notes	602	1	5	598
Asset-backed and mortgage-backed securities	516	2	4	514
Total fixed income securities	1,818	4	15	1,807
Publicly traded equity securities	21	34	7	48
Equity investments in privately-held companies	564	94	14	644
Total equity investments	585	128	21	692
Total short-term and long-term investments	$2,403	$132	$36	$2,499

Total Cash, Cash equivalents and Investments	$7,667	$132	$36	$7,763
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
 _________________________
*Includes Canadian provincial government debt

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of January 30, 2022:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$400	$401
Due after one through five years	902	892
No single maturity date**	1,101	1,206
Total	$2,403	$2,499
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 30, 2022 and January 31, 2021 gross realized gains and losses on investments were not material.
As of January 30, 2022, and October 31, 2021, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During the three months ended January 30, 2022 and January 31, 2021, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material on its debt investment portfolio. Impairment charges on equity investments in privately-held companies during the three months ended January 30, 2022 and January 31, 2021 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three months ended January 30, 2022 and January 31, 2021 were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions)
Publicly traded equity securities
Unrealized gain	$1	$8
Unrealized loss	(8)	—
Realized gain on sales	2	—
Equity investments in privately-held companies
Unrealized gain	12	1
Unrealized loss	—	(3)
Realized gain on sales	—	2
Realized loss on sales or impairment	(4)	—
Total gain (loss) on equity investments, net	$3	$8

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 30, 2022, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 30, 2022			October 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$4,073	$—	$4,073	$3,662	$—	$3,662
U.S. Treasury and agency securities	304	17	321	296	18	314
Non-U.S. government securities	—	5	5	—	5	5
Municipal securities	—	383	383	—	391	391
Commercial paper, corporate bonds and medium-term notes	—	620	620	—	597	597
Asset-backed and mortgage-backed securities	—	514	514	—	557	557
Total available-for-sale debt security investments	$4,377	$1,539	$5,916	$3,958	$1,568	$5,526
Equity investments with readily determinable values
Publicly traded equity securities	$48	$—	$48	$58	$—	$58
Total equity investments with readily determinable values	$48	$—	$48	$58	$—	$58

Total	$4,425	$1,539	$5,964	$4,016	$1,568	$5,584
 _________________________
* Amounts as of January 30, 2022 and October 31, 2021, include $105 million and $106 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 30, 2022 or October 31, 2021.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three months ended January 30, 2022 and January 31, 2021 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 30, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.1 billion. As of October 31, 2021, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.4 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 5       Derivative Instruments and Hedging Activities
Derivative Financial Instruments
Applied conducts business in a number of foreign countries, with certain transactions denominated in local currencies, such as the Japanese yen, Israeli shekel, euro and Taiwanese dollar. Applied uses derivative financial instruments, such as foreign currency forward and option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.
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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 30, 2022 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three months ended January 30, 2022 and January 31, 2021.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of January 30, 2022 and October 31, 2021, the total outstanding notional amount of foreign exchange contracts was $2.0 billion and $2.1 billion, respectively. The fair values of foreign exchange derivative instruments as of January 30, 2022 and October 31, 2021 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$5	$1
Total	$5	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	January 30, 2022			January 31, 2021
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,271	$13	$—	$5,162	$(4)	$—
Cost of products sold	$3,312	(2)	—	$2,813	2	(1)
Research, development and engineering	$654	1	—	$606	1	—
Interest Rate Contracts:
Interest expense	$57	(3)	—	$61	(3)	—
		$9	$—		$(4)	$(1)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	January 30, 2022	January 31, 2021

		(In millions)
Derivatives Not Designated as Hedging Instruments
Total return swaps - deferred compensation	Cost of products sold	$(1)	$1
Total return swaps - deferred compensation	Operating expenses	(7)	7
Total		$(8)	$8

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 30, 2022.
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
Applied sold $205 million and $369 million of account receivables during the three months ended January 30, 2022 and January 31, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 30, 2022 and January 31, 2021. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of January 30, 2022 and as of October 31, 2021. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of January 30, 2022, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.
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
Contract balances at the end of each reporting period were as follows:

	January 30, 2022	October 31, 2021
	(In millions)

Contract assets	$174	$201
Contract liabilities	$2,397	$2,076
The decrease in contract assets during the three months ended January 30, 2022 was primarily due to a reduction in goods transferred to customers where payment was conditional upon technical sign off.
During the three months ended January 30, 2022, Applied recognized revenue of approximately $1.0 billion related to contract liabilities at October 31, 2021. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 30, 2022.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three months ended January 30, 2022 and January 31, 2021.
As of January 30, 2022, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $970 million, of which approximately 42% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 30, 2022	October 31, 2021

	(In millions)
Inventories
Customer service spares	$1,228	$1,251
Raw materials	1,351	1,136
Work-in-process	974	873
Finished goods	973	1,049
	$4,526	$4,309
 Included in finished goods inventory are $62 million as of January 30, 2022, and $58 million as of October 31, 2021, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $375 million and $380 million of evaluation inventory as of January 30, 2022 and October 31, 2021, respectively.

	January 30, 2022	October 31, 2021

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$384	$593
Prepaid expenses and other	655	793
	$1,039	$1,386

	Useful Life	January 30, 2022	October 31, 2021

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$334	$334
Buildings and improvements	3-30	1,847	1,780
Demonstration and manufacturing equipment	3-5	1,914	1,820
Furniture, fixtures and other equipment	3-5	698	720
Construction in progress		308	326
Gross property, plant and equipment		5,101	4,980
Accumulated depreciation		(3,127)	(3,046)
		$1,974	$1,934

	January 30, 2022	October 31, 2021

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,590	$1,623
Operating lease right-of-use assets	296	294
Income tax receivables and other assets	262	229
	$2,148	$2,146

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 30, 2022	October 31, 2021

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,502	$1,472
Compensation and employee benefits	487	924
Warranty	254	242
Dividends payable	212	214
Income taxes payable	721	734
Other accrued taxes	17	24
Interest payable	55	39
Operating lease liabilities, current	76	73
Other	543	546
	$3,867	$4,268

	January 30, 2022	October 31, 2021

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$191	$193
Operating lease liabilities, non-current	227	228
Other	334	271
	$752	$692

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
As of January 30, 2022, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of goodwill as of January 30, 2022 and October 31, 2021 were as follows:

	January 30, 2022	October 31, 2021

	(In millions)
Semiconductor Systems	$2,207	$2,207
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,479
A summary of Applied’s purchased technology and intangible assets is set forth below:

	January 30, 2022	October 31, 2021

	(In millions)
Purchased technology, net	$40	$46
Intangible assets - finite-lived, net	54	58
Total	$94	$104

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	January 30, 2022			October 31, 2021
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,450)	$(206)	$(1,656)	$(1,446)	$(203)	$(1,649)
Applied Global Services	(32)	(44)	(76)	(32)	(44)	(76)
Display and Adjacent Markets	(162)	(38)	(200)	(161)	(38)	(199)
Corporate and Other	(3)	(12)	(15)	(2)	(11)	(13)
Accumulated amortization	$(1,647)	$(300)	$(1,947)	$(1,641)	$(296)	$(1,937)
Carrying amount	$40	$54	$94	$46	$58	$104

Details of amortization expense by segment were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions)
Semiconductor Systems	$7	$12
Display and Adjacent Markets	1	1
Corporate & Other	2	—
Total	$10	$13

Amortization expense was charged to the following categories:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cost of products sold	$7	$8
Marketing and selling	3	5
Total	$10	$13

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of January 30, 2022, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2022 (remaining 9 months)	$23
2023	20
2024	17
2025	15
2026	15
Thereafter	4
Total	$94

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
No amounts were outstanding under the Revolving Credit Agreement as of January 30, 2022 and October 31, 2021.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $70 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 30, 2022 and October 31, 2021, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At January 30, 2022 and October 31, 2021, Applied did not have any commercial paper outstanding.
Senior Unsecured Notes
Debt outstanding as of January 30, 2022 and October 31, 2021 was as follows:

	Principal Amount
	January 30, 2022	October 31, 2021	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(13)	(14)
Total unamortized debt issuance costs	(33)	(34)
Total long-term debt	$5,454	$5,452

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11      Leases
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
The components of lease expense and supplemental information were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions, except percentages)
Operating lease cost	$21	$19
Weighted-average remaining lease term (in years)	4.9	5.0
Weighted-average discount rate	1.8%	1.8%

Supplemental cash flow information related to leases are as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions)
Operating cash flows paid for operating leases	$21	$19
Right-of-use assets obtained in exchange for operating lease liabilities	$21	$4
As of January 30, 2022, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2022 (remaining 9 months)	$62
2023	77
2024	66
2025	50
2026	20
Thereafter	42
Total lease payments	$317
Less imputed interest	(14)
Total	$303

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Severance and Related Charges
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
During the three months ended January 30, 2022 and January 31, 2021, Applied recorded an adjustment of $4 million and recognized a total expense of $152 million of severance and related charges, respectively, in connection with the Fiscal 2021 Severance Plan.
Severance and related charges and adjustments by segment were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
	(In millions)
Display and Adjacent Markets	$—	$8
Corporate and Other	(4)	144
Total	$(4)	$152
Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the three months ended January 30, 2022 were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 31, 2021	$17
Adjustment to provision for severance	(4)
Consumption of reserves	(12)
Balance as of January 30, 2022	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(12)	4	—	—	(8)
Amounts reclassified out of AOCI	(3)	(7)	—	—	(10)
Other comprehensive income (loss), net of tax	(15)	(3)	—	—	(18)

Balance as of January 30, 2022	$(16)	$(106)	$(169)	$13	$(278)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(1)	1	—	—	—
Amounts reclassified out of AOCI	(1)	3	—	—	2
Other comprehensive income (loss), net of tax	(2)	4	—	—	2
Balance as of January 31, 2021	$18	$(129)	$(199)	$13	$(297)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 30, 2022 and January 31, 2021 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. As of January 30, 2022, approximately $3.2 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for the three months ended January 30, 2022 and January 31, 2021:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(in millions, except per share amount)
Shares of common stock repurchased	12	none
Cost of stock repurchased	$1,803	$—
Average price paid per share	$145.85	$—
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
Dividends
In December 2021, Applied’s Board of Directors declared a quarterly cash dividend, payable in March 2022, in the amount of $0.24 per share. Dividends paid during the three months ended January 30, 2022 and January 31, 2021 totaled $214 million and $201 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. In addition, Applied currently has an Omnibus Employees’ Stock Purchase Plan (ESPP) which enables eligible employees to purchase Applied common stock.
During the three months ended January 30, 2022 and January 31, 2021, Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cost of products sold	$42	$36
Research, development and engineering	43	40
Marketing and selling	14	13
General and administrative	19	18
Total share-based compensation	$118	$107

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
As of January 30, 2022, Applied had $786 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under the ESPP, which will be recognized over a weighted average period of 3.1 years. As of January 30, 2022, there were 31 million shares available for grant of share-based awards under the ESIP, and an additional 16 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance share units and performance units outstanding under Applied’s equity compensation plans during the three months ended January 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 31, 2021	13	$63.29
Granted	3	$146.70
Vested	(5)	$52.28
Canceled	—	$68.98
Outstanding as of January 30, 2022	11	$90.08
As of January 30, 2022, 0.9 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
During the first quarter of fiscal 2022, certain executive officers were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to a peer group, comprised of companies in the Standard & Poor's 500 Index. Each metric will be weighted 50% and will be measured over a three-year period.
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
The fair value of the portion of the awards subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. There was no purchase during both of the three months ended January 30, 2022 and January 31, 2021. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

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
Applied’s effective tax rates for the first quarter of fiscal 2022 and 2021 were 6.9 percent and 8.9 percent, respectively. The effective tax rate for the first quarter of fiscal 2022 was lower than the same period in the prior fiscal year primarily due to the settlement of uncertain tax positions, and larger excess tax benefits from share-based compensation.

Note 15      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions)
Beginning balance	$242	$201
Warranties issued	65	49
Change in reserves related to preexisting warranty	3	2
Consumption of reserves	(56)	(56)
Ending balance	$254	$196
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 30, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $574 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 30, 2022, Applied has provided parent guarantees to banks for approximately $294 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of January 30, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 30, 2022:
Semiconductor Systems	$4,567	$1,771
Applied Global Services	1,320	403
Display and Adjacent Markets	366	76
Corporate and Other	18	(274)
Total	$6,271	$1,976
January 31, 2021:
Semiconductor Systems	$3,553	$1,261
Applied Global Services	1,155	332
Display and Adjacent Markets	411	65
Corporate and Other	43	(375)
Total	$5,162	$1,283
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for both of the three months ended January 30, 2022 and January 31, 2021 included severance and related charges as discussed in Note 12, Severance and Related Charges.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 30, 2022		January 31, 2021		Change

	(In millions, except percentages)
China	$1,987	32%	$1,383	27%	44%
Korea	1,121	18%	1,289	25%	(13)%
Taiwan	1,249	20%	1,200	23%	4%
Japan	561	9%	458	9%	22%
Southeast Asia	225	3%	190	4%	18%
Asia Pacific	5,143	82%	4,520	88%	14%
United States	847	14%	343	6%	147%
Europe	281	4%	299	6%	(6)%
Total	$6,271	100%	$5,162	100%	21%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
Foundry, logic and other	60%	58%
Dynamic random-access memory (DRAM)	25%	17%
Flash memory	15%	25%
	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions)
Unallocated net sales	$18	$43
Unallocated cost of products sold and expenses	(178)	(167)
Share-based compensation	(118)	(107)
Severance and related charges	4	(144)
Total	$(274)	$(375)

The following customers accounted for at least 10 percent of Applied’s net sales for the three months ended January 30, 2022, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	15%
Samsung Electronics Co., Ltd.	13%
Intel Corporation	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of Applied’s results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 31, 2021 contained in the Company’s Form 10-K filed on December 17, 2021.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,271	$5,162	$1,109
Gross margin	47.2%	45.5%	1.7 points
Operating income	$1,976	$1,283	$693
Operating margin	31.5%	24.9%	6.6 points
Net income	$1,792	$1,130	$662
Earnings per diluted share	$2.00	$1.22	$0.78

Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first three months of fiscal 2022 and 2021 contained 13 and 14 weeks, respectively.
COVID-19 was designated a pandemic during fiscal 2020 and the resulting restrictions put in place worldwide impacted Applied’s supply chains and manufacturing operations.
Even with the ongoing challenges faced during the pandemic, semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during the three months ended January 30, 2022. Foundry and logic spending increased in the three months ended January 30, 2022 compared to the same period in the prior year driven by customer investment in both advanced and mature nodes. Spending by memory customers continued as the industry made investments to maintain balance between supply and demand and invested in new technology. While customers’ strategic investments continued, supply chain constraints impacted Applied’s ability to fulfill demand in the first quarter of fiscal 2022. Applied expects demand to remain strong and supply shortages to persist during fiscal 2022, and managing these near-term supply chain constraints is a top priority.
Applied saw continued growth in its services business compared to the same period in the prior year driven by an increase in the installed base of equipment and in long-term service agreements. Applied’s Display and Adjacent Markets revenue decreased in the three months ended January 30, 2022 compared to the same period in the prior year primarily due to decreased investment in display manufacturing equipment for mobile products.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022		January 31, 2021		Change

	(In millions, except percentages)
Semiconductor Systems	$4,567	73%	$3,553	69%	29%
Applied Global Services	1,320	21%	1,155	22%	14%
Display and Adjacent Markets	366	6%	411	8%	(11)%
Corporate and Other	18	—%	43	1%	(58)%
Total	$6,271	100%	$5,162	100%	21%

For the three months ended January 30, 2022 compared to the same period in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 30, 2022		January 31, 2021		Change

	(In millions, except percentages)
China	$1,987	32%	$1,383	27%	44%
Korea	1,121	18%	1,289	25%	(13)%
Taiwan	1,249	20%	1,200	23%	4%
Japan	561	9%	458	9%	22%
Southeast Asia	225	3%	190	4%	18%
Asia Pacific	5,143	82%	4,520	88%	14%
United States	847	14%	343	6%	147%
Europe	281	4%	299	6%	(6)%
Total	$6,271	100%	$5,162	100%	21%

The changes in net sales in all regions in the three months ended January 30, 2022 compared to the same period in the prior year primarily reflected changes in semiconductor equipment spending and customer spending on comprehensive service agreements. The decrease in net sales to customers in Korea for the three months ended January 30, 2022 compared to the same period in the prior year primarily reflected decreased investment in semiconductor manufacturing equipment.

Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

Gross margin	47.2%	45.5%	1.7 points
Gross margin in the three months ended January 30, 2022 increased compared to the same period in the prior year primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight and logistics costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility. Gross margin during the three months ended January 30, 2022 and January 31, 2021 included $42 million and $36 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions)
Research, development and engineering	$654	$606	$48
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
The increases in RD&E expenses during the three months ended January 30, 2022 compared to the same period in the prior year were primarily due to additional headcount and higher variable compensation expense. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 30, 2022 and January 31, 2021 included $43 million and $40 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions)
Marketing and selling	$167	$147	$20
Marketing and selling expenses for the three months ended January 30, 2022 increased compared to the same period in fiscal 2021 primarily due to additional headcount. Marketing and selling expenses during the three months ended January 30, 2022 and January 31, 2021 included $14 million and $13 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions)
General and administrative	$166	$161	$5
G&A expenses in the three months ended January 30, 2022 increased compared to the same period in the prior year primarily due to additional headcount, partially offset by higher expense associated with business combination activities during the first quarter of fiscal 2021. G&A expenses during the three months ended January 30, 2022 and January 31, 2021 included $19 million and $18 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions)
Severance and related charges	$(4)	$152	$(156)
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

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions)
Interest expense	$57	$61	$(4)
Interest and other income (loss), net	$6	$18	$(12)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 30, 2022 remained relatively flat compared to the same period in the prior year.
Interest and other income, net in the three months ended January 30, 2022 decreased compared to the same period in the prior year, primarily driven by the impairment of certain strategic investments and lower interest income during the three months ended January 30, 2022 compared to the same period in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions, except percentages)
Provision for income taxes	$133	$110	$23
Effective tax rate	6.9%	8.9%	(2) points
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
Applied’s effective tax rates for the first quarter of fiscal 2022 and 2021 were 6.9 percent and 8.9 percent, respectively. The effective tax rate for the first quarter of fiscal 2022 was lower than the same period in the prior fiscal year primarily due to the settlement of uncertain tax positions, and larger excess tax benefits from share-based compensation.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$4,567	$3,553	$1,014	29%
Operating income	$1,771	$1,261	$510	40%
Operating margin	38.8%	35.5%		3.3 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021
Foundry, logic and other	60%	58%
Dynamic random-access memory (DRAM)	25%	17%
Flash memory	15%	25%
	100%	100%
Net sales for the three months ended January 30, 2022 increased compared to the same period in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first three months of fiscal 2022. Foundry and logic spending increased in the three months ended January 30, 2022 compared to the same period in the prior year driven by customer investment in both advanced and mature nodes. Spending by DRAM customers increased and flash memory customers decreased in the three months ended January 30, 2022 compared to the same period in the prior year due to changes in investments in new technology and capacity.
Operating margin for the three months ended January 30, 2022 increased compared to the same period in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and higher freight and logistics costs. In the three months ended January 30, 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 45 percent of this segment’s total net sales.

The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended
	January 30, 2022		January 31, 2021		Change

	(In millions, except percentages)
Korea	$958	21%	$1,126	32%	(15)%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$1,320	$1,155	$165	14%
Operating income	$403	$332	$71	21%
Operating margin	30.5%	28.7%		1.8 points

Net sales for the three months ended January 30, 2022 increased compared to the same period in the prior year primarily due to higher customer spending on comprehensive service agreements, spares and legacy systems. Operating margin for the three months ended January 30, 2022 increased compared to the same period in the prior year primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended January 30, 2022, one customer accounted for at least 10 percent of this segment’s net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$366	$411	$(45)	(11)%
Operating income	$76	$65	$11	17%
Operating margin	20.8%	15.8%		5.0 points

Net sales for the three months ended January 30, 2022 decreased compared to the same period in the prior year primarily due to lower customer investments in display manufacturing equipment for mobile products, partially offset by an increase in customer investment in display manufacturing equipment for TVs. Operating margin for the three months ended January 30, 2022 increased compared to the same period in the prior year primarily due to favorable product mix. In the three months ended January 30, 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 74 percent of this segment’s total net sales, with one customer accounting for approximately 35 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended
	January 30, 2022		January 31, 2021		Change

	(In millions, except percentages)
China	$335	92%	$337	82%	(1)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	January 30, 2022	October 31, 2021

	(In millions)
Cash and cash equivalents	$5,264	$4,995
Short-term investments	473	464
Long-term investments	2,026	2,055
Total cash, cash-equivalents and investments	$7,763	$7,514
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cash provided by operating activities	$2,658	$1,421
Cash used in investing activities	$(138)	$(216)
Cash used in financing activities	$(2,252)	$(343)
Operating Activities
Cash from operating activities for the three months ended January 30, 2022 was $2.7 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first three months of fiscal 2022 compared to the same period in the prior year primarily due to higher net income and a decrease in accounts receivables, partially offset by a decrease in accounts payable.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $205 million and $369 million of accounts receivable during the three months ended January 30, 2022 and January 31, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 30, 2022 and January 31, 2021.
Applied’s working capital was $9.4 billion as of January 30, 2022 and $9.8 billion as of October 31, 2021.

Days sales outstanding for the three months ended January 30, 2022 and January 31, 2021 were 64 days and 58 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to unfavorable revenue linearity and lower accounts receivables factoring compared to the same period in the prior year.
Investing Activities
Applied used $138 million of cash in investing activities during the three months ended January 30, 2022. Capital expenditures totaled $144 million, partially offset by the proceeds from sales and maturities of investments, net of purchases of investments of $6 million during the three months ended January 30, 2022.
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

Financing Activities
Applied used $2.3 billion of cash in financing activities during the three months ended January 30, 2022, consisting primarily of cash used for repurchases of common stock of $1.8 billion, dividends to stockholders of $214 million and tax withholding payments for vested equity awards of $235 million
In December 2021, Applied’s Board of Directors a declared quarterly cash dividend, payable in March 2022, in the amount of and $0.24 per share. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. As of January 30, 2022, approximately $3.2 billion remained available for future stock repurchases under the repurchase program.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of January 30, 2022.
Remaining credit facilities in the amount of approximately $70 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both January 30, 2022 and October 31, 2021.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of January 30, 2022, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of January 30, 2022. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of January 30, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $574 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 30, 2022, Applied has provided parent guarantees to banks for approximately $294 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 30, 2022, Applied had $775 million of total payments remaining, payable in installments in the next five years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
Beginning in fiscal 2023, the Tax Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may reduce our cash flows beginning in fiscal 2023.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 30, 2022	January 31, 2021
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,959	$2,349
Certain items associated with acquisitions[1]	6	8
Certain incremental expenses related to COVID-19[2]	—	12
Non-GAAP adjusted gross profit	$2,965	$2,369
Non-GAAP adjusted gross margin	47.3%	45.9%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,976	$1,283
Certain items associated with acquisitions[1]	9	13
Acquisition integration and deal costs	4	24
Certain incremental expenses related to COVID-19[2]	—	24
Severance and related charges[3]	(4)	152
Non-GAAP adjusted operating income	$1,985	$1,496
Non-GAAP adjusted operating margin	31.7%	29.0%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,792	$1,130
Certain items associated with acquisitions[1]	9	13
Acquisition integration and deal costs	4	24
Certain incremental expenses related to COVID-19[2]	—	24
Severance and related charges[3]	(4)	152
Realized loss (gain) on strategic investments, net	2	(2)
Unrealized loss (gain) on strategic investments, net	(5)	(6)
Income tax effect of share-based compensation[4]	(58)	(29)
Income tax effects related to intra-entity intangible asset transfers	18	20
Resolution of prior years’ income tax filings and other tax items	(62)	(3)
Income tax effect of non-GAAP adjustments[5]	—	(41)
Non-GAAP adjusted net income	$1,696	$1,282

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except per share amounts)	January 30, 2022	January 31, 2021

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$2.00	$1.22
Certain items associated with acquisitions	0.01	0.01
Acquisition integration and deal costs	—	0.02
Certain incremental expenses related to COVID-19	—	0.02
Severance and related charges	—	0.13
Unrealized loss (gain) on strategic investments, net	(0.01)	—
Income tax effect of share-based compensation	(0.06)	(0.03)
Income tax effects related to intra-entity intangible asset transfers	0.02	0.02
Resolution of prior years’ income tax filings and other tax items	(0.07)	—
Non-GAAP adjusted earnings per diluted share	$1.89	$1.39
Weighted average number of diluted shares	897	925

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended
(In millions, except percentages)	January 30, 2022	January 31, 2021

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,771	$1,261
Certain items associated with acquisitions[1]	7	10
Acquisition integration costs	—	(2)
Certain incremental expenses related to COVID-19[2]	—	12
Non-GAAP adjusted operating income	$1,778	$1,281
Non-GAAP adjusted operating margin	38.9%	36.1%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$403	$332
Certain incremental expenses related to COVID-19[2]	—	8
Non-GAAP adjusted operating income	$403	$340
Non-GAAP adjusted operating margin	30.5%	29.4%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$76	$65
Certain items associated with acquisitions[1]	1	1
Certain incremental expenses related to COVID-19[2]	—	1
Severance and related charges[3]	—	8
Non-GAAP adjusted operating income	$77	$75
Non-GAAP adjusted operating margin	21.0%	18.2%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

Note: The reconciliation of GAAP and non-GAAP adjusted segment results above does not include certain revenues, costs of products sold and operating expenses that are reported within corporate and other and included in consolidated operating income.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
Applied is exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks as of October 31, 2021, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Interest Rate Risk
Available-for-sale Debt Securities - The market value of Applied’s investments in available-for-sales securities was approximately $1.8 billion at January 30, 2022. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of January 30, 2022 of approximately $25 million.
Debt - At January 30, 2022, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $6.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $678 million at January 30, 2022. From time to time Applied uses interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
Applied uses foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on Applied’s net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $182 million at January 30, 2022.
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
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the first quarter of fiscal 2022, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of Applied’s 2021 Form 10-K. These factors could materially and adversely affect Applied’s business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report. Many of the risk factors described below may be exacerbated by the ongoing COVID-19 pandemic and global measures taken in response thereto and any worsening of the global business and economic conditions as a result.
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results.
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. Travel and logistics restrictions, shelter-in-place orders, vaccine requirements and other measures implemented by foreign and domestic authorities have resulted in, and are expected to continue to result in, transportation disruptions, production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time.
While economic activity and business operations in certain regions continue to recover, there may be periods of significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products. Significant or sudden demand increases have resulted in, and may continue to result in, a shortage of parts, materials or services needed to manufacture Applied’s products. We have also experienced, and are likely to continue to experience, shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays have adversely impacted, and could continue to adversely impact, our suppliers’ ability to meet our demand requirements and do so on favorable terms, and our ability to meet our customer demand. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels or at increased levels that may be necessary to adequately address demand for Applied products. In addition, the pandemic and global measures taken in response thereto have had, and may continue to have a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
The degree to which the ongoing pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent and effectiveness of containment actions, the availability, public adoption and efficacy of COVID vaccines, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic volatility that results from the ongoing pandemic. Additionally, Applied has a multi-phase plan to return to working on-site, which gradually allows additional workers to return onsite while practicing social distancing and other safety measures. However, there is no assurance that such plan and safety measures will be effective in preventing the inadvertent transmission of COVID-19 within the workplace. Further, implementation of such plan could adversely impact Applied’s operations.
Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended January 30, 2022, approximately 86% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, could materially adversely impact Applied’s operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions, including rising inflation and interest rates, could result in decreases in consumer spending and demand or cause us to pass on increased costs to our customers. Such decreases in spending and demand or increases in costs may cause our customers to push out, cancel or refrain from purchasing our equipment or services, which could materially adversely impact demand for our products and our operating results. In addition, the COVID-19 pandemic, and transportation interruptions and other measures taken in response thereto, have had, and may continue to have, a significant adverse impact on the global and regional economic activity, as well as our ability to meet our customer demand.
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
•the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs. IT products and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and
•fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
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
Applied’s business depends on its timely supply of equipment, services and related products to meet the changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture Applied’s products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, Applied’s manufacturing operations and its ability to meet customer demand. Our operating results may be adversely impacted if we are unable to obtain parts, materials or services needed to manufacture Applied’s products, or if we are unable to do so on favorable terms. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Volatility of demand for manufacturing equipment can increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver or install products or services, increased costs or customer order cancellations as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, materials or services, including increased costs due to rising inflation or interest rates or other market conditions;
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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing local and global competition for talent, the availability of qualified employees in the local and global markets, availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact Applied’s business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act enacted on December 22, 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may increase Applied’s provision for income taxes and effective tax rates beginning in fiscal 2023.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of January 30, 2022, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2021, Applied’s Board of Directors approved a common stock repurchase program authorizing $7.5 billion in repurchases. As of January 30, 2022, approximately $3.2 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(November 1, 2021 to November 28, 2021)	3.0	$150.14	$446	3.0	$4,579
Month #2
(November 29, 2021 to December 26, 2021)	3.1	$149.74	458	3.1	$4,121
Month #3
(December 27, 2021 to January 30, 2022)	6.3	$141.95	899	6.3	$3,222
Total	12.4	$145.85	$1,803	12.4

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
February 24, 2022

By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
February 24, 2022