Form 10-Q
period 2022-05-01
APPLIED MATERIALS INC /DE
filed 2022-05-26
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of May 1, 2022: 869,947,277

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 1, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(Unaudited)
Net sales	$6,245	$5,582	$12,516	$10,744
Cost of products sold	3,318	2,929	6,630	5,742
Gross profit	2,927	2,653	5,886	5,002
Operating expenses:
Research, development and engineering	686	617	1,340	1,223
Marketing and selling	173	148	340	295
General and administrative	174	149	340	310
Severance and related charges	—	6	(4)	158
Deal termination fee	—	154	—	154
Total operating expenses	1,033	1,074	2,016	2,140
Income from operations	1,894	1,579	3,870	2,862
Interest expense	58	61	115	122
Interest and other income, net	28	27	34	45
Income before income taxes	1,864	1,545	3,789	2,785
Provision for income taxes	328	215	461	325
Net income	$1,536	$1,330	$3,328	$2,460
Earnings per share:
Basic	$1.75	$1.45	$3.77	$2.68
Diluted	$1.74	$1.43	$3.74	$2.66
Weighted average number of shares:
Basic	878	918	883	917
Diluted	883	927	890	926
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(Unaudited)
Net income	$1,536	$1,330	$3,328	$2,460
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(33)	(8)	(48)	(10)
Change in unrealized net loss on derivative instruments	36	15	33	19
Other comprehensive income (loss), net of tax	3	7	(15)	9
Comprehensive income	$1,539	$1,337	$3,313	$2,469
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	May 1, 2022	October 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$3,331	$4,995
Short-term investments	591	464
Accounts receivable, net	4,883	4,953
Inventories	5,009	4,309
Other current assets	1,430	1,386
Total current assets	15,244	16,107
Long-term investments	2,102	2,055
Property, plant and equipment, net	2,071	1,934
Goodwill	3,479	3,479
Purchased technology and other intangible assets, net	85	104
Deferred income taxes and other assets	2,478	2,146
Total assets	$25,459	$25,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,060	$4,268
Contract liabilities	2,590	2,076
Total current liabilities	6,650	6,344
Long-term debt	5,455	5,452
Income taxes payable	962	1,090
Other liabilities	813	692
Total liabilities	13,880	13,578
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	8,306	8,247
Retained earnings	35,137	32,246
Treasury stock	(31,598)	(27,995)
Accumulated other comprehensive loss	(275)	(260)
Total stockholders’ equity	11,579	12,247
Total liabilities and stockholders’ equity	$25,459	$25,825
Amounts as of May 1, 2022 are unaudited. Amounts as of October 31, 2021 are derived from the October 31, 2021 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended May 1, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 30, 2022	883	$9	$8,130	$33,827	1,131	$(29,798)	$(278)	$11,890
Net income	—	—	—	1,536	—	—	—	1,536
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3	3
Dividends declared ($0.26 per common share)	—	—	—	(226)	—	—	—	(226)
Share-based compensation	—	—	101	—	—	—	—	101
Issuance under stock plans	1	—	75	—	—	—	—	75
Common stock repurchases	(15)	—	—	—	15	(1,800)	—	(1,800)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 1, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	3,328	—	—	—	3,328
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(15)	(15)
Dividends declared ($0.50 per common share)	—	—	—	(437)	—	—	—	(437)
Share-based compensation	—	—	219	—	—	—	—	219
Issuance under stock plans	4	—	(160)	—	—	—	—	(160)
Common stock repurchases	(27)	—	—	—	27	(3,603)	—	(3,603)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended May 2, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 31, 2021	918	$9	$7,869	$28,137	1,091	$(24,245)	$(297)	$11,473
Net income	—	—	—	1,330	—	—	—	1,330
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7	7
Dividends declared ($0.24 per common share)	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	84	—	—	—	—	84
Issuance under stock plans	2	—	69	—	—	—	—	69
Common stock repurchases	(6)	—	—	—	6	(750)	—	(750)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 2, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	2,460	—	—	—	2,460
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9	9
Dividends declared ($0.46 per common share)	—	—	—	(422)	—	—	—	(422)
Share-based compensation	—	—	191	—	—	—	—	191
Issuance under stock plans	6	—	(73)	—	—	—	—	(73)
Common stock repurchases	(6)	—	—	—	6	(750)	—	(750)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	May 1, 2022	May 2, 2021

	(Unaudited)
Cash flows from operating activities:
Net income	$3,328	$2,460
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	213	191
Severance and related charges	(4)	149
Share-based compensation	219	191
Deferred income taxes	(256)	24
Other	(8)	(15)
Changes in operating assets and liabilities:
Accounts receivable	70	(411)
Inventories	(700)	(149)
Other current and non-current assets	(30)	3
Accounts payable and accrued expenses	(140)	(155)
Contract liabilities	514	385
Income taxes payable	(167)	(90)
Other liabilities	34	25
Cash provided by operating activities	3,073	2,608
Cash flows from investing activities:
Capital expenditures	(354)	(325)
Cash paid for acquisitions, net of cash acquired	—	(12)
Proceeds from sales and maturities of investments	639	624
Purchases of investments	(836)	(722)
Cash used in investing activities	(551)	(435)
Cash flows from financing activities:
Proceeds from common stock issuances	96	86
Common stock repurchases	(3,603)	(750)
Tax withholding payments for vested equity awards	(256)	(159)
Payments of dividends to stockholders	(425)	(403)
Cash used in financing activities	(4,188)	(1,226)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,666)	947
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,101	5,466
Cash, cash equivalents and restricted cash equivalents — end of period	$3,435	$6,413
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$3,331	$6,305
Restricted cash equivalents included in deferred income taxes and other assets	104	108
Total cash, cash equivalents, and restricted cash equivalents	$3,435	$6,413
Supplemental cash flow information:
Cash payments for income taxes	$1,031	$409
Cash refunds from income taxes	$128	$23
Cash payments for interest	$102	$103
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (2021 Form 10-K). Applied’s results of operations for the three and six months ended May 1, 2022 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first six months of fiscal 2022 and 2021 contained 26 and 27 weeks, respectively.
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
As of May 1, 2022, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions, except per share amounts)
Numerator:
Net income	$1,536	$1,330	$3,328	$2,460
Denominator:
Weighted average common shares outstanding	878	918	883	917
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	5	9	7	9
Denominator for diluted earnings per share	883	927	890	926
Basic earnings per share	$1.75	$1.45	$3.77	$2.68
Diluted earnings per share	$1.74	$1.43	$3.74	$2.66
Potentially weighted dilutive securities	3	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

May 1, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,242	$—	$—	$1,242
Cash equivalents:
Money market funds	1,812	—	—	1,812
U.S. Treasury and agency securities	124	—	—	124
Non-U.S. government securities*	40	—	—	40
Municipal securities	23	—	—	23
Commercial paper, corporate bonds and medium-term notes	90	—	—	90
Total Cash equivalents	2,089	—	—	2,089
Total Cash and Cash equivalents	$3,331	$—	$—	$3,331
Short-term and long-term investments:
U.S. Treasury and agency securities	$357	$—	$8	$349
Non-U.S. government securities*	7	—	—	7
Municipal securities	378	—	10	368
Commercial paper, corporate bonds and medium-term notes	718	—	14	704
Asset-backed and mortgage-backed securities	476	—	12	464
Total fixed income securities	1,936	—	44	1,892
Publicly traded equity securities	86	77	7	156
Equity investments in privately-held companies	580	79	14	645
Total equity investments	666	156	21	801
Total short-term and long-term investments	$2,602	$156	$65	$2,693

Total Cash, Cash equivalents and Investments	$5,933	$156	$65	$6,024
_________________________
* Includes Canadian provincial government debt.

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
 _________________________
*Includes Canadian provincial government debt.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of May 1, 2022:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$560	$558
Due after one through five years	898	868
Due after five years	2	2
No single maturity date**	1,142	1,265
Total	$2,602	$2,693
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended May 1, 2022 and May 2, 2021 gross realized gains and losses on investments were not material.
As of May 1, 2022, and October 31, 2021, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During the three and six months ended May 1, 2022 and May 2, 2021, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material on its debt investment portfolio. Impairment charges on equity investments in privately-held companies during the three and six months ended May 1, 2022 and May 2, 2021 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three and six months ended May 1, 2022 and May 2, 2021 were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
	(In millions)
Publicly traded equity securities
Unrealized gain	$17	$3	$18	$11
Unrealized loss	(2)	(2)	(10)	(2)
Realized gain on sales	—	—	2	—
Equity investments in privately-held companies
Unrealized gain	13	30	25	31
Unrealized loss	—	(5)	—	(8)
Realized gain on sales	2	1	2	3
Realized loss on sales or impairment	—	(7)	(4)	(7)
Total gain (loss) on equity investments, net	$30	$20	$33	$28

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of May 1, 2022, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	May 1, 2022			October 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$1,916	$—	$1,916	$3,662	$—	$3,662
U.S. Treasury and agency securities	356	117	473	296	18	314
Non-U.S. government securities	—	47	47	—	5	5
Municipal securities	—	391	391	—	391	391
Commercial paper, corporate bonds and medium-term notes	—	794	794	—	597	597
Asset-backed and mortgage-backed securities	—	464	464	—	557	557
Total available-for-sale debt security investments	$2,272	$1,813	$4,085	$3,958	$1,568	$5,526
Equity investments with readily determinable values
Publicly traded equity securities	$156	$—	$156	$58	$—	$58
Total equity investments with readily determinable values	$156	$—	$156	$58	$—	$58

Total	$2,428	$1,813	$4,241	$4,016	$1,568	$5,584
 _________________________
* Amounts as of May 1, 2022 and October 31, 2021, include $104 million and $106 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of May 1, 2022 or October 31, 2021.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and six months ended May 1, 2022 and May 2, 2021 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of May 1, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.4 billion. As of October 31, 2021, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.4 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of May 1, 2022 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and six months ended May 1, 2022 and May 2, 2021.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of May 1, 2022 and October 31, 2021, the total outstanding notional amount of foreign exchange contracts was $3.1 billion and $2.1 billion, respectively. The fair values of foreign exchange derivative instruments as of May 1, 2022 and October 31, 2021 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$54	$14	$59	$15
Total	$54	$14	$59	$15

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	May 1, 2022			May 2, 2021
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,245	$14	$—	$5,582	$(1)	$—
Cost of products sold	$3,318	(1)	—	$2,929	(2)	—
Research, development and engineering	$686	(1)	(1)	$617	1	—
Marketing and selling	$173	(1)	—	$148	—	—
Interest Rate Contracts:
Interest expense	$58	(3)	—	$61	(3)	—
		$8	$(1)		$(5)	$—

	Six Months Ended
	May 1, 2022			May 2, 2021
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$12,516	$27	$—	$10,744	$(5)	$—
Cost of products sold	$6,630	(3)	—	$5,742	—	(1)
Research, development and engineering	$1,340	—	(1)	$1,223	2	—
Marketing and selling	$340	(1)	—	$295	—	—
Interest Rate Contracts:
Interest expense	$115	(6)	—	$122	(6)	—
		$17	$(1)		$(9)	$(1)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$20	$16	$20	$16
Total return swaps - deferred compensation	Cost of products sold	(1)	1	(2)	2
Total return swaps - deferred compensation	Operating expenses	(12)	11	(19)	18
Total		$7	$28	$(1)	$36

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of May 1, 2022.
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
Applied sold $365 million and $570 million of account receivables during the three and six months ended May 1, 2022, respectively. Applied sold $302 million and $671 million of account receivables during the three and six months ended May 2, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended May 1, 2022 and May 2, 2021. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of May 1, 2022 and as of October 31, 2021. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of May 1, 2022, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	May 1, 2022	October 31, 2021
	(In millions)

Contract assets	$173	$201
Contract liabilities	$2,590	$2,076
The decrease in contract assets during the six months ended May 1, 2022 was primarily due to a reduction in goods transferred to customers where payment was conditional upon technical sign off.
During the six months ended May 1, 2022, Applied recognized revenue of approximately $1.5 billion related to contract liabilities at October 31, 2021. Contract liabilities increased during the six month ended May 1, 2022 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of May 1, 2022, partially offset by revenue recognized related to contract liabilities at October 31, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three and six months ended May 1, 2022 and May 2, 2021.
As of May 1, 2022, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $1.8 billion, of which approximately 39% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	May 1, 2022	October 31, 2021

	(In millions)
Inventories
Customer service spares	$1,288	$1,251
Raw materials	1,585	1,136
Work-in-process	1,019	873
Finished goods	1,117	1,049
	$5,009	$4,309
 Included in finished goods inventory are $14 million as of May 1, 2022, and $58 million as of October 31, 2021, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $389 million and $380 million of evaluation inventory as of May 1, 2022 and October 31, 2021, respectively.

	May 1, 2022	October 31, 2021

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$633	$593
Prepaid expenses and other	797	793
	$1,430	$1,386

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	May 1, 2022	October 31, 2021

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$381	$334
Buildings and improvements	3-30	1,963	1,780
Demonstration and manufacturing equipment	3-5	1,958	1,820
Furniture, fixtures and other equipment	3-5	708	720
Construction in progress		271	326
Gross property, plant and equipment		5,281	4,980
Accumulated depreciation		(3,210)	(3,046)
		$2,071	$1,934

	May 1, 2022	October 31, 2021

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,498	$1,623
Operating lease right-of-use assets	392	294
Income tax receivables and other assets	588	229
	$2,478	$2,146

	May 1, 2022	October 31, 2021

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,558	$1,472
Compensation and employee benefits	599	924
Warranty	262	242
Dividends payable	226	214
Income taxes payable	695	734
Other accrued taxes	20	24
Interest payable	39	39
Operating lease liabilities, current	82	73
Other	579	546
	$4,060	$4,268

	May 1, 2022	October 31, 2021

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$178	$193
Operating lease liabilities, non-current	313	228
Other	322	271
	$813	$692

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
As of May 1, 2022, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
Details of goodwill as of May 1, 2022 and October 31, 2021 were as follows:

	May 1, 2022	October 31, 2021

	(In millions)
Semiconductor Systems	$2,207	$2,207
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
Carrying amount	$3,479	$3,479

A summary of Applied’s purchased technology and intangible assets is set forth below:

	May 1, 2022	October 31, 2021

	(In millions)
Purchased technology, net	$33	$46
Intangible assets - finite-lived, net	52	58
Total	$85	$104

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
Details of finite-lived intangible assets were as follows:

	May 1, 2022			October 31, 2021
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,476	$256	$1,732	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	163	38	201	163	38	201
Corporate and Other	13	16	29	13	16	29
Gross carrying amount	$1,687	$354	$2,041	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,454)	$(208)	$(1,662)	$(1,446)	$(203)	$(1,649)
Applied Global Services	(33)	(44)	(77)	(32)	(44)	(76)
Display and Adjacent Markets	(163)	(38)	(201)	(161)	(38)	(199)
Corporate and Other	(4)	(12)	(16)	(2)	(11)	(13)
Accumulated amortization	$(1,654)	$(302)	$(1,956)	$(1,641)	$(296)	$(1,937)
Carrying amount	$33	$52	$85	$46	$58	$104
Details of amortization expense by segment were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
	(In millions)
Semiconductor Systems	$6	$10	$13	$22
Applied Global Services	1	—	1	—
Display and Adjacent Markets	1	2	2	3
Corporate & Other	1	1	3	1
Total	$9	$13	$19	$26

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Amortization expense was charged to the following categories:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Cost of products sold	$6	$7	$13	$15
Research, development and engineering	—	1	—	1
Marketing and selling	3	5	6	10
Total	$9	$13	$19	$26
As of May 1, 2022, future estimated amortization expense is expected to be as follows:

Amortization Expense
(In millions)
2022 (remaining 6 months)	$14
2023	20
2024	17
2025	15
2026	15
Thereafter	4
Total	$85

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
No amounts were outstanding under the Revolving Credit Agreement as of May 1, 2022 and October 31, 2021.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $62 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of May 1, 2022 and October 31, 2021, no amounts were outstanding under these revolving credit facilities.
Term Loan and Short-term Commercial Paper
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At May 1, 2022 and October 31, 2021, Applied did not have any commercial paper outstanding.
Senior Unsecured Notes
Debt outstanding as of May 1, 2022 and October 31, 2021 was as follows:

	Principal Amount
	May 1, 2022	October 31, 2021	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(13)	(14)
Total unamortized debt issuance costs	(32)	(34)
Total long-term debt	$5,455	$5,452

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
	(In millions, except percentages)
Operating lease cost	$22	$19	$43	$38
Weighted-average remaining lease term (in years)			6.4	4.8
Weighted-average discount rate			2.8%	1.7%

Supplemental cash flow information related to leases are as follows:

	Six Months Ended
	May 1, 2022	May 2, 2021
	(In millions)
Operating cash flows paid for operating leases	$43	$39
Right-of-use assets obtained in exchange for operating lease liabilities	$139	$14
As of May 1, 2022, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2022 (remaining 6 months)	$46
2023	90
2024	80
2025	64
2026	33
Thereafter	128
Total lease payments	$441
Less imputed interest	(46)
Total	$395

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
During the six months ended May 1, 2022 and May 2, 2021, Applied recorded an adjustment of $4 million and recognized a total expense of $158 million of severance and related charges, respectively, in connection with the Fiscal 2021 Severance Plan.
Severance and related charges and adjustments by segment were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
	(In millions)
Display and Adjacent Markets	$—	$—	$—	$8
Corporate and Other	—	6	(4)	150
Total	$—	$6	$(4)	$158
Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the six months ended May 1, 2022 were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 31, 2021	$17
Adjustment to provision for severance	(4)
Consumption of reserves	(12)
Balance as of January 30, 2022	1
Consumption of reserves	—
Balance as of May 1, 2022	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(38)	46	—	—	8
Amounts reclassified out of AOCI	(10)	(13)	—	—	(23)
Other comprehensive income (loss), net of tax	(48)	33	—	—	(15)

Balance as of May 1, 2022	$(49)	$(70)	$(169)	$13	$(275)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(6)	12	—	—	6
Amounts reclassified out of AOCI	(4)	7	—	—	3
Other comprehensive income (loss), net of tax	(10)	19	—	—	9
Balance as of May 2, 2021	$10	$(114)	$(199)	$13	$(290)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended May 1, 2022 and May 2, 2021 were not material.
Stock Repurchase Program
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of May 1, 2022, approximately $7.4 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for the three and six months ended May 1, 2022 and May 2, 2021:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(in millions, except per share amount)
Shares of common stock repurchased	15	6	27	6
Cost of stock repurchased	$1,800	$750	$3,603	$750
Average price paid per share	$124.84	$135.30	$134.54	$135.30

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
Dividends
In March 2022 and December 2021, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.26 and $0.24 per share, respectively. The dividend declared in March 2022 is payable in June 2022. Dividends paid during the six months ended May 1, 2022 and May 2, 2021 totaled $425 million and $403 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. In addition, Applied currently has an Omnibus Employees’ Stock Purchase Plan (ESPP), which enables eligible employees to purchase Applied common stock.
During the three and six months ended May 1, 2022 and May 2, 2021, Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Cost of products sold	$36	$29	$78	$65
Research, development and engineering	37	31	80	71
Marketing and selling	12	10	26	23
General and administrative	16	14	35	32
Total share-based compensation	$101	$84	$219	$191
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
As of May 1, 2022, Applied had $753 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under the ESPP, which will be recognized over a weighted average period of 2.8 years. As of May 1, 2022, there were 32 million shares available for grant of share-based awards under the ESIP, and an additional 15 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in any restricted stock units, restricted stock, performance share units and performance units outstanding under Applied’s equity compensation plans during the six months ended May 1, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 31, 2021	13	$63.29
Granted	4	$144.58
Vested	(5)	$52.59
Canceled	(1)	$76.06
Outstanding as of May 1, 2022	11	$91.51
As of May 1, 2022, 0.9 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 1 million shares in the three and six months ended May 1, 2022 and a total of 2 million shares in the three and six months ended May 2, 2021. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

	Three and Six Months Ended
	May 1, 2022	May 2, 2021

Dividend yield	0.74%	0.72%
Expected volatility	45.2%	44.6%
Risk-free interest rate	0.60%	0.05%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$35.79	$33.48

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
Applied’s effective tax rates for the second quarter of fiscal 2022 and 2021 were 17.6 percent and 13.9 percent, respectively. The effective tax rate for the second quarter of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore.
Applied’s effective tax rates for the first half of fiscal 2022 and 2021 were 12.2 percent and 11.7 percent, respectively. The effective tax rate for the first half of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions.

Note 15      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Beginning balance	$254	$196	$242	$201
Warranties issued	61	52	125	101
Change in reserves related to preexisting warranty	2	3	5	5
Consumption of reserves	(55)	(35)	(110)	(91)
Ending balance	$262	$216	$262	$216
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $532 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2022, Applied has provided parent guarantees to banks for approximately $297 million to cover these arrangements.
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
Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, Applied does not believe at this time that any will have a material effect on its consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of May 1, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
May 1, 2022:
Semiconductor Systems	$4,458	$1,648	$9,025	$3,419
Applied Global Services	1,383	422	2,703	825
Display and Adjacent Markets	381	81	747	157
Corporate and Other	23	(257)	41	(531)
Total	$6,245	$1,894	$12,516	$3,870
May 2, 2021:
Semiconductor Systems	$3,972	$1,542	$7,525	$2,803
Applied Global Services	1,203	358	2,358	690
Display and Adjacent Markets	375	65	786	130
Corporate and Other	32	(386)	75	(761)
Total	$5,582	$1,579	$10,744	$2,862
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for the six months ended May 1, 2022 and for the three and six months ended May 2, 2021 included severance and related charges as discussed in Note 12, Severance and Related Charges. In addition, operating income (loss) for both of the three and six months ended May 2, 2021 included a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Six Months Ended
	May 1, 2022		May 2, 2021		Change	May 1, 2022		May 2, 2021		Change

	(In millions, except percentages)
China	$2,133	34%	$1,844	33%	16%	$4,120	33%	$3,227	30%	28%
Korea	968	16%	1,428	25%	(32)%	2,089	17%	2,717	25%	(23)%
Taiwan	1,408	23%	1,041	19%	35%	2,657	21%	2,241	21%	19%
Japan	407	6%	442	8%	(8)%	968	8%	900	8%	8%
Southeast Asia	138	2%	109	2%	27%	363	3%	299	3%	21%
Asia Pacific	5,054	81%	4,864	87%	4%	10,197	82%	9,384	87%	9%
United States	702	11%	489	9%	44%	1,549	12%	832	8%	86%
Europe	489	8%	229	4%	114%	770	6%	528	5%	46%
Total	$6,245	100%	$5,582	100%	12%	$12,516	100%	$10,744	100%	16%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Foundry, logic and other	65%	56%	63%	57%
Dynamic random-access memory (DRAM)	21%	14%	23%	16%
Flash memory	14%	30%	14%	27%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Unallocated net sales	$23	$32	$41	$75
Unallocated cost of products sold and expenses	(179)	(174)	(357)	(341)
Share-based compensation	(101)	(84)	(219)	(191)
Severance and related charges	—	(6)	4	(150)
Deal termination fee	—	(154)	—	(154)
Total	$(257)	$(386)	$(531)	$(761)

The following customers accounted for at least 10 percent of Applied’s net sales for the six months ended May 1, 2022, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	17%
Samsung Electronics Co., Ltd.	12%
Intel Corporation	11%

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,245	$5,582	$663	$12,516	$10,744	$1,772
Gross margin	46.9%	47.5%	(0.6) points	47.0%	46.6%	0.4 points
Operating income	$1,894	$1,579	$315	$3,870	$2,862	$1,008
Operating margin	30.3%	28.3%	2.0 points	30.9%	26.6%	4.3 points
Net income	$1,536	$1,330	$206	$3,328	$2,460	$868
Earnings per diluted share	$1.74	$1.43	$0.31	$3.74	$2.66	$1.08

Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first six months of fiscal 2022 and 2021 contained 26 and 27 weeks, respectively.
Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during the six months ended May 1, 2022. Foundry and logic spending increased in the three and six months ended May 1, 2022 compared to the same periods in the prior year driven by customer investment in both advanced and mature nodes. Spending by memory customers continued as the industry made investments to maintain balance between supply and demand and invested in new technology. Spending by DRAM customers increased and flash memory customers decreased in the three and six months ended May 1, 2022 compared to the same periods in the prior year.
While customer demand increased during the six months ended May 1, 2022 compared to the same period in the prior year, supply chain and logistics constraints including COVID-19 related lockdowns in a key region impacted Applied’s ability to fulfill demand in the first half of fiscal 2022. Applied expects demand to remain strong and supply shortages to persist during fiscal 2022, and managing these near-term supply chain constraints is a top priority.
Applied saw continued growth in its services business compared to the same periods in the prior year driven by an increase in the installed base of equipment, long-term service agreements and spares and legacy systems sales. Applied’s Display and Adjacent Markets revenue decreased in the six months ended May 1, 2022 compared to the same period in the prior year primarily due to decreased investment in display manufacturing equipment for mobile products.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	May 1, 2022		May 2, 2021		Change	May 1, 2022		May 2, 2021		Change

	(In millions, except percentages)
Semiconductor Systems	$4,458	72%	$3,972	71%	12%	$9,025	72%	$7,525	70%	20%
Applied Global Services	1,383	22%	1,203	22%	15%	2,703	22%	2,358	22%	15%
Display and Adjacent Markets	381	6%	375	7%	2%	747	6%	786	7%	(5)%
Corporate and Other	23	—%	32	—%	(28)%	41	—%	75	1%	(45)%
Total	$6,245	100%	$5,582	100%	12%	$12,516	100%	$10,744	100%	16%

For the three and six months ended May 1, 2022 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment as well as spend on spares and comprehensive service agreements. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	May 1, 2022		May 2, 2021		Change	May 1, 2022		May 2, 2021		Change

	(In millions, except percentages)
China	$2,133	34%	$1,844	33%	16%	$4,120	33%	$3,227	30%	28%
Korea	968	16%	1,428	25%	(32)%	2,089	17%	2,717	25%	(23)%
Taiwan	1,408	23%	1,041	19%	35%	2,657	21%	2,241	21%	19%
Japan	407	6%	442	8%	(8)%	968	8%	900	8%	8%
Southeast Asia	138	2%	109	2%	27%	363	3%	299	3%	21%
Asia Pacific	5,054	81%	4,864	87%	4%	10,197	82%	9,384	87%	9%
United States	702	11%	489	9%	44%	1,549	12%	832	8%	86%
Europe	489	8%	229	4%	114%	770	6%	528	5%	46%
Total	$6,245	100%	$5,582	100%	12%	$12,516	100%	$10,744	100%	16%

The changes in net sales in all regions in the three and six months ended May 1, 2022 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending and customer spending on comprehensive service agreements. The decrease in net sales to customers in Korea for the three and six months ended May 1, 2022 compared to the same periods in the prior year primarily reflected decreased investment in semiconductor equipment.

Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

Gross margin	46.9%	47.5%	(0.6) points	47.0%	46.6%	0.4 points
Gross margin in the three months ended May 1, 2022 decreased compared to the same period in the prior year primarily driven by higher freight, logistics and material costs, higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility, partially offset by the increase in net sales and favorable changes in customer and product mix. Gross margin in the six months ended May 1, 2022 increased compared to the same period in the prior year primarily driven by the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight, logistics and material costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility. Gross margin during the three months ended May 1, 2022 and May 2, 2021 included $36 million and $29 million of share-based compensation expense, respectively. Gross margin during the six months ended May 1, 2022 and May 2, 2021 included $78 million and $65 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions)
Research, development and engineering	$686	$617	$69	$1,340	$1,223	$117
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
The increases in RD&E expenses during the three and six months ended May 1, 2022 compared to the same periods in the prior year were primarily due to additional headcount and higher variable compensation expense. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended May 1, 2022 and May 2, 2021 included $37 million and $31 million of share-based compensation expense, respectively. RD&E expense during the six months ended May 1, 2022 and May 2, 2021 included $80 million and $71 million of share-based compensation expense, respectively.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions)
Marketing and selling	$173	$148	$25	$340	$295	$45
Marketing and selling expenses for the three and six months ended May 1, 2022 increased compared to the same periods in prior year primarily due to additional headcount. Marketing and selling expenses during the three months ended May 1, 2022 and May 2, 2021 included $12 million and $10 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended May 1, 2022 and May 2, 2021 included $26 million and $23 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions)
General and administrative	$174	$149	$25	$340	$310	$30
G&A expenses in the three and six months ended May 1, 2022 increased compared to the same periods in the prior year primarily due to additional headcount. In addition, the increase in the six months ended May 1, 2022 compared to the same period in the prior year was partially offset by higher expense associated with business combination activities during the first quarter of fiscal 2021. G&A expenses during the three months ended May 1, 2022 and May 2, 2021 included $16 million and $14 million of share-based compensation expense, respectively. G&A expenses during the six months ended May 1, 2022 and May 2, 2021 included $35 million and $32 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions)
Severance and related charges	$—	$6	$(6)	$(4)	$158	$(162)
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

Deal Termination Fee
Operating income (loss) for both of the three and six months ended May 2, 2021 included a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions)
Interest expense	$58	$61	$(3)	$115	$122	$(7)
Interest and other income (loss), net	$28	$27	$1	$34	$45	$(11)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended May 1, 2022 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three months ended May 1, 2022 remained relatively flat compared to the same period in the prior year, primarily driven by impairment of certain strategic investments in the second quarter of fiscal 2021, offset by the impact of unfavorable foreign exchange fluctuation in the second quarter of fiscal 2022. Interest and other income, net in the six months ended May 1, 2022 decreased compared to the same period in the prior year, primarily driven by the impact of unfavorable foreign exchange fluctuation during the six months ended May 1, 2022 compared to the same period in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	May 1, 2022	May 2, 2021	Change	May 1, 2022	May 2, 2021	Change

	(In millions, except percentages)
Provision for income taxes	$328	$215	$113	$461	$325	$136
Effective tax rate	17.6%	13.9%	3.7 points	12.2%	11.7%	0.5 points
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
Applied’s effective tax rates for the second quarter of fiscal 2022 and 2021 were 17.6 percent and 13.9 percent, respectively. The effective tax rate for the second quarter of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore.
Applied’s effective tax rates for the first half of fiscal 2022 and 2021 were 12.2 percent and 11.7 percent, respectively. The effective tax rate for the first half of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	May 1, 2022	May 2, 2021	Change		May 1, 2022	May 2, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$4,458	$3,972	$486	12%	$9,025	$7,525	$1,500	20%
Operating income	$1,648	$1,542	$106	7%	$3,419	$2,803	$616	22%
Operating margin	37.0%	38.8%		(1.8) points	37.9%	37.2%		0.7 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Foundry, logic and other	65%	56%	63%	57%
Dynamic random-access memory (DRAM)	21%	14%	23%	16%
Flash memory	14%	30%	14%	27%
	100%	100%	100%	100%
Net sales for the three and six months ended May 1, 2022 increased compared to the same periods in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first six months of fiscal 2022. Foundry and logic spending increased in the three and six months ended May 1, 2022 compared to the same periods in the prior year driven by customer investment in both advanced and mature nodes. Spending by DRAM customers increased and flash memory customers decreased in the three and six months ended May 1, 2022 compared to the same periods in the prior year due to changes in investments in new technology and capacity.

Operating margin for the three months ended May 1, 2022 decreased compared to the same period in the prior year, primarily driven by higher freight, logistics and material costs and higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, partially offset by higher net sales and favorable changes in customer and product mix. Operating margin for the six months ended May 1, 2022 increased compared to the same period in the prior year, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility and higher freight, logistics and material costs. In the three months ended May 1, 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 45 percent of this segment’s total net sales.
The following regions accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Six Months Ended
	May 1, 2022		May 2, 2021		Change	May 1, 2022		May 2, 2021		Change

	(In millions, except percentages)
Korea	$776	17%	$1,237	31%	(37)%	$1,734	19%	$2,363	31%	(27)%
China	$1,422	32%	$1,214	31%	17%	$2,708	30%	$1,924	26%	41%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	May 1, 2022	May 2, 2021	Change		May 1, 2022	May 2, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$1,383	$1,203	$180	15%	$2,703	$2,358	$345	15%
Operating income	$422	$358	$64	18%	$825	$690	$135	20%
Operating margin	30.5%	29.8%		0.7 points	30.5%	29.3%		1.2 points

Net sales for the three and six months ended May 1, 2022 increased compared to the same periods in the prior year primarily due to higher customer spending on comprehensive service agreements, spares and legacy systems. Operating margin for the three and six months ended May 1, 2022 increased compared to the same periods in the prior year primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended May 1, 2022, two customers accounted for at least 10 percent of this segment’s net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	May 1, 2022	May 2, 2021	Change		May 1, 2022	May 2, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$381	$375	$6	2%	$747	$786	$(39)	(5)%
Operating income	$81	$65	$16	25%	$157	$130	$27	21%
Operating margin	21.3%	17.3%		4.0 points	21.0%	16.5%		4.5 points

Net sales for the three months ended May 1, 2022 remained relatively flat compared to the same period in the prior year. Net sales for the six months ended May 1, 2022 decreased compared to the same period in the prior year primarily due to lower customer investments in display manufacturing equipment for mobile products, partially offset by an increase in customer investment in display manufacturing equipment for TVs. Operating margin for the three and six months ended May 1, 2022 increased compared to the same periods in the prior year primarily due to favorable product mix. In the three months ended May 1, 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 69 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Six Months Ended
	May 1, 2022		May 2, 2021		Change	May 1, 2022		May 2, 2021		Change

	(In millions, except percentages)
China	$321	84%	$315	84%	2%	$656	88%	$652	83%	1%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	May 1, 2022	October 31, 2021

	(In millions)
Cash and cash equivalents	$3,331	$4,995
Short-term investments	591	464
Long-term investments	2,102	2,055
Total cash, cash-equivalents and investments	$6,024	$7,514
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	May 1, 2022	May 2, 2021

	(In millions)
Cash provided by operating activities	$3,073	$2,608
Cash used in investing activities	$(551)	$(435)
Cash used in financing activities	$(4,188)	$(1,226)
Operating Activities
Cash from operating activities for the six months ended May 1, 2022 was $3.1 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first six months of fiscal 2022 compared to the same period in the prior year primarily due to higher net income and cash collections, partially offset by higher inventory and income tax payments.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $570 million and $671 million of account receivables during the six months ended May 1, 2022 and May 2, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the six months ended May 1, 2022 and May 2, 2021, respectively.
Applied’s working capital was $8.6 billion as of May 1, 2022 and $9.8 billion as of October 31, 2021.

Days sales outstanding for the three months ended May 1, 2022 and May 2, 2021 were 71 days and 55 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to unfavorable revenue linearity and lower accounts receivables factoring compared to the same period in the prior year.
Investing Activities
Applied used $551 million of cash in investing activities during the six months ended May 1, 2022. Capital expenditures totaled $354 million and purchases of investments, net of proceeds from sales and maturities of investments were $197 million, during the six months ended May 1, 2022.
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

Financing Activities
Applied used $4.2 billion of cash in financing activities during the six months ended May 1, 2022, consisting primarily of cash used for repurchases of common stock of $3.6 billion, dividends to stockholders of $425 million and tax withholding payments for vested equity awards of $256 million, partially offset by proceeds from common stock issuance of $96 million.
In March 2022 and December 2021, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.26 and $0.24 per share, respectively. The dividend declared in March 2022 is payable in June 2022. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of May 1, 2022, approximately $7.4 billion remained available for future stock repurchases under the repurchase program.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of May 1, 2022.
Remaining credit facilities in the amount of approximately $62 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both May 1, 2022 and October 31, 2021.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of May 1, 2022, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of May 1, 2022. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of May 1, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $532 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of May 1, 2022, Applied has provided parent guarantees to banks for approximately $297 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of May 1, 2022, Applied had $694 million of total payments remaining, payable in installments in the next four years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$2,927	$2,653	$5,886	$5,002
Certain items associated with acquisitions[1]	7	7	13	15
Certain incremental expenses related to COVID-19[2]	—	—	—	12
Other charges	—	2	—	2
Non-GAAP adjusted gross profit	$2,934	$2,662	$5,899	$5,031
Non-GAAP adjusted gross margin	47.0%	47.7%	47.1%	46.8%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,894	$1,579	$3,870	$2,862
Certain items associated with acquisitions[1]	10	12	19	25
Acquisition integration and deal costs	9	11	13	35
Certain incremental expenses related to COVID-19[2]	—	—	—	24
Severance and related charges[3]	—	6	(4)	158
Deal termination fee	—	154	—	154
Other charges	—	6	—	6
Non-GAAP adjusted operating income	$1,913	$1,768	$3,898	$3,264
Non-GAAP adjusted operating margin	30.6%	31.7%	31.1%	30.4%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,536	$1,330	$3,328	$2,460
Certain items associated with acquisitions[1]	10	12	19	25
Acquisition integration and deal costs	12	12	16	36
Certain incremental expenses related to COVID-19[2]	—	—	—	24
Severance and related charges[3]	—	6	(4)	158
Deal termination fee	—	154	—	154
Realized loss (gain) on strategic investments, net	(2)	6	—	4
Unrealized loss (gain) on strategic investments, net	(28)	(26)	(33)	(32)
Other charges	—	6	—	6
Income tax effect of share-based compensation[4]	14	6	(44)	(23)
Income tax effects related to intra-entity intangible asset transfers	81	17	99	37
Resolution of prior years’ income tax filings and other tax items	7	(10)	(55)	(13)
Income tax effect of non-GAAP adjustments[5]	6	(4)	6	(45)
Non-GAAP adjusted net income	$1,636	$1,509	$3,332	$2,791

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.74	$1.43	$3.74	$2.66
Certain items associated with acquisitions	0.01	0.01	0.02	0.02
Acquisition integration and deal costs	0.01	0.01	0.02	0.03
Certain incremental expenses related to COVID-19	—	—	—	0.02
Severance and related charges	—	0.01	—	0.13
Deal termination fee	—	0.17	—	0.17
Realized loss (gain) on strategic investments, net	—	0.01	—	—
Unrealized loss (gain) on strategic investments, net	(0.03)	(0.03)	(0.04)	(0.02)
Income tax effect of share-based compensation	0.02	0.01	(0.05)	(0.02)
Income tax effects related to intra-entity intangible asset transfers	0.09	0.02	0.11	0.04
Resolution of prior years’ income tax filings and other tax items	0.01	(0.01)	(0.06)	(0.01)
Non-GAAP adjusted earnings per diluted share	$1.85	$1.63	$3.74	$3.02
Weighted average number of diluted shares	883	927	890	926

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Six Months Ended
(In millions, except percentages)	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,648	$1,542	$3,419	$2,803
Certain items associated with acquisitions[1]	8	10	15	20
Acquisition integration costs	—	—	—	(2)
Certain incremental expenses related to COVID-19[2]	—	—	—	12
Other charges	—	3	—	3
Non-GAAP adjusted operating income	$1,656	$1,555	$3,434	$2,836
Non-GAAP adjusted operating margin	37.1%	39.1%	38.0%	37.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$422	$358	$825	$690
Certain incremental expenses related to COVID-19[2]	—	—	—	8
Other charges	—	1	—	1
Non-GAAP adjusted operating income	$422	$359	$825	$699
Non-GAAP adjusted operating margin	30.5%	29.8%	30.5%	29.6%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$81	$65	$157	$130
Certain items associated with acquisitions[1]	1	1	2	2
Certain incremental expenses related to COVID-19[2]	—	—	—	1
Severance and related charges[3]	—	—	—	8
Non-GAAP adjusted operating income	$82	$66	$159	$141
Non-GAAP adjusted operating margin	21.5%	17.6%	21.3%	17.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of Applied’s investments in available-for-sales securities was approximately $1.9 billion at May 1, 2022. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of May 1, 2022 of approximately $25 million.
Debt - At May 1, 2022, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $5.4 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $553 million at May 1, 2022. From time to time Applied uses interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
Applied uses foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on Applied’s net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $165 million at May 1, 2022.
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
Changes in Internal Control Over Financial Reporting
Due to the ongoing COVID-19 pandemic, Applied continues to support workplace flexibility such as remote working where possible. Business continuity plans are in effect in order to mitigate potential impact on Applied’s control environment and its operating and disclosure controls and procedures. The design of business continuity plans, which include remote access to secure data when needed, allow for remote and reliable execution of Applied’s operating and disclosure controls and procedures.
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the second quarter of fiscal 2022, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic, particularly with the emergence of new variants and subvariants of COVID-19 and periodic spikes in COVID-19 cases in various geographic regions, and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. Travel and logistics restrictions, shelter-in-place orders, including recent lockdowns imposed in certain parts of China, vaccine requirements and other measures implemented by foreign and domestic authorities have resulted in, and are expected to continue to result in, supply chain and transportation disruptions, production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time.
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
The degree to which the ongoing pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent, duration and effectiveness of periodic lockdowns and other containment actions, the availability, public adoption and efficacy of COVID vaccines, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic volatility that results from the ongoing pandemic. Additionally, Applied has a multi-phase plan to return to working on-site, which gradually allows additional workers to return onsite while practicing social distancing and other safety measures. However, there is no assurance that such plan and safety measures will be effective in preventing the inadvertent transmission of COVID-19 within the workplace. Further, implementation of such plan could adversely impact Applied’s operations.

Risks Associated with Operating a Global Business
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended May 1, 2022, approximately 89% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
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
•an increase in raw material, commodity, energy and shipping costs, as well as volatility in such costs;
•delays or restrictions on personnel travel and in shipping materials or finished products between and within countries;
•geographically diverse operations and projects, and our ability to maintain appropriate business processes, procedures and internal controls, and comply with environmental, health and safety, anti-corruption and other regulatory requirements;
•supply chain interruptions;
•service interruptions from utilities, transportation, data hosting or telecommunications providers, or other events beyond our control;
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
•political instability, natural disasters, regional or global health epidemics, social unrest, terrorism, acts of war or other geopolitical turmoil, or cyber-attacks in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;
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
Uncertain economic and industry conditions and continued supply chain disruptions also make it more challenging for Applied to forecast its operating results, make business decisions, and identify and prioritize the risks that may affect its businesses, sources and uses of cash, financial condition and results of operations. If Applied does not appropriately manage its business operations in response to changing economic and industry conditions, it could have a significant negative impact on its business performance and financial condition. Applied may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect Applied’s ability to capitalize on opportunities. Even during periods of economic uncertainty or lower revenues, Applied must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support its customers, which can have a negative impact on its operating margins and earnings.
Applied maintains an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, and impacts of the ongoing COVID-19 pandemic and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit Applied’s ability to access cash in the affected accounts, which could affect its ability to manage its operations.
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
Applied’s business depends on its timely supply of equipment, services and related products to meet the changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture Applied’s products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, Applied’s manufacturing operations and its ability to meet customer demand. Moreover and as more fully discussed in the risk factor “The ongoing COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” above, recent lockdowns imposed in certain parts of China and related travel and logistics restrictions have resulted in, and are expected to continue to result in, additional supply chain and transportation disruptions, production delays, capacity limitations and cost increases. Our operating results may be adversely impacted if we are unable to obtain parts, materials or services needed to manufacture Applied’s products, or if we are unable to do so on a timely manner or on favorable terms. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Supply chain disruptions have caused and may continue to cause delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules, and could have an adverse impact on our operating and financial results. Volatility of demand for manufacturing equipment can also increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate qualified employees and leaders with expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management changes, Applied’s organizational structure, increasing local and global competition for talent, the availability of qualified employees in the local and global markets, availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs, and Applied’s employment policies, including the flexibility of its remote-work arrangements. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact Applied’s business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of May 1, 2022, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or its third-party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. Applied and its third-party providers have experienced, and expect to continue to experience, cybersecurity incidents, some of which have been, and may continue to be, successful. These cybersecurity incidents may range from employee error or misuse, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target the Company directly or indirectly through its third party providers and global supply chain. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cybersecurity attacks. Although no such cybersecurity incident has been material to the Company to date, Applied continues to devote significant resources to network security, data encryption, and other measures to protect its systems and data from unauthorized access or misuse, and it may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws. Applied may be unable to anticipate, prevent or remediate future attacks, and in some instances Applied may be unaware of a cybersecurity incident or its magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of Applied’s products or disruption of Applied’s manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of Applied and its third party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of Applied’s investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, data protection and data localization could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of May 1, 2022, approximately $7.4 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(January 31, 2022 to February 27, 2022)	3.0	$135.67	$403	3.0	$2,819
Month #2
(February 28, 2022 to March 27, 2022)	3.9	$129.03	512	3.9	$8,307
Month #3
(March 28, 2022 to May 1, 2022)	7.5	$118.31	885	7.5	$7,422
Total	14.4	$124.84	$1,800	14.4

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Offer Letter, dated February 26, 2022, between Applied Materials, Inc. and Brice Hill†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

May 26, 2022	By:	/s/ BRICE HILL
Brice Hill Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 26, 2022	By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)