Form 10-Q
period 2022-07-31
APPLIED MATERIALS INC /DE
filed 2022-08-25
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 31, 2022: 860,309,377

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(Unaudited)
Net sales	$6,520	$6,196	$19,036	$16,940
Cost of products sold	3,514	3,229	10,144	8,971
Gross profit	3,006	2,967	8,892	7,969
Operating expenses:
Research, development and engineering	705	640	2,045	1,863
Marketing and selling	180	159	520	454
General and administrative	197	155	537	465
Severance and related charges	—	—	(4)	158
Deal termination fee	—	—	—	154
Total operating expenses	1,082	954	3,098	3,094
Income from operations	1,924	2,013	5,794	4,875
Interest expense	56	57	171	179
Interest and other income (loss), net	(7)	24	27	69
Income before income taxes	1,861	1,980	5,650	4,765
Provision for income taxes	255	264	716	589
Net income	$1,606	$1,716	$4,934	$4,176
Earnings per share:
Basic	$1.86	$1.89	$5.63	$4.57
Diluted	$1.85	$1.87	$5.59	$4.52
Weighted average number of shares:
Basic	864	908	877	914
Diluted	869	918	883	923
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(Unaudited)
Net income	$1,606	$1,716	$4,934	$4,176
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	3	(1)	(45)	(11)
Change in unrealized net loss on derivative instruments	13	(1)	46	18
Other comprehensive income (loss), net of tax	16	(2)	1	7
Comprehensive income	$1,622	$1,714	$4,935	$4,183
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 31, 2022	October 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$2,956	$4,995
Short-term investments	592	464
Accounts receivable, net	4,956	4,953
Inventories	5,506	4,309
Other current assets	1,424	1,386
Total current assets	15,434	16,107
Long-term investments	2,047	2,055
Property, plant and equipment, net	2,194	1,934
Goodwill	3,713	3,479
Purchased technology and other intangible assets, net	337	104
Deferred income taxes and other assets	2,436	2,146
Total assets	$26,161	$25,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,005	$4,268
Contract liabilities	2,828	2,076
Total current liabilities	6,833	6,344
Long-term debt	5,456	5,452
Income taxes payable	955	1,090
Other liabilities	847	692
Total liabilities	14,091	13,578
Stockholders’ equity:
Common stock	9	9
Additional paid-in capital	8,398	8,247
Retained earnings	36,520	32,246
Treasury stock	(32,598)	(27,995)
Accumulated other comprehensive loss	(259)	(260)
Total stockholders’ equity	12,070	12,247
Total liabilities and stockholders’ equity	$26,161	$25,825
Amounts as of July 31, 2022 are unaudited. Amounts as of October 31, 2021 are derived from the October 31, 2021 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 31, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579
Net income	—	—	—	1,606	—	—	—	1,606
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16	16
Dividends declared ($0.26 per common share)	—	—	—	(223)	—	—	—	(223)
Share-based compensation	—	—	95	—	—	—	—	95
Issuance under stock plans	1	—	(3)	—	—	—	—	(3)
Common stock repurchases	(10)	—	—	—	10	(1,000)	—	(1,000)
Balance as of July 31, 2022	860	$9	$8,398	$36,520	1,156	$(32,598)	$(259)	$12,070

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 31, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	4,934	—	—	—	4,934
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1	1
Dividends declared ($0.76 per common share)	—	—	—	(660)	—	—	—	(660)
Share-based compensation	—	—	314	—	—	—	—	314
Issuance under stock plans	5	—	(163)	—	—	—	—	(163)
Common stock repurchases	(37)	—	—	—	37	(4,603)	—	(4,603)
Balance as of July 31, 2022	860	$9	$8,398	$36,520	1,156	$(32,598)	$(259)	$12,070

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended August 1, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of May 2, 2021	914	$9	$8,022	$29,247	1,097	$(24,995)	$(290)	$11,993
Net income	—	—	—	1,716	—	—	—	1,716
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2)	(2)
Dividends declared ($0.24 per common share)	—	—	—	(215)	—	—	—	(215)
Share-based compensation	—	—	81	—	—	—	—	81
Issuance under stock plans	—	—	(13)	—	—	—	—	(13)
Common stock repurchases	(11)	—	—	—	11	(1,500)	—	(1,500)
Balance as of August 1, 2021	903	$9	$8,090	$30,748	1,108	$(26,495)	$(292)	$12,060

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended August 1, 2021	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	4,176	—	—	—	4,176
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7	7
Dividends declared ($0.70 per common share)	—	—	—	(637)	—	—	—	(637)
Share-based compensation	—	—	272	—	—	—	—	272
Issuance under stock plans	6	—	(86)	—	—	—	—	(86)
Common stock repurchases	(17)	—	—	—	17	(2,250)	—	(2,250)
Balance as of August 1, 2021	903	$9	$8,090	$30,748	1,108	$(26,495)	$(292)	$12,060

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 31, 2022	August 1, 2021

	(Unaudited)
Cash flows from operating activities:
Net income	$4,934	$4,176
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	321	289
Severance and related charges	(4)	149
Share-based compensation	314	272
Deferred income taxes	(209)	44
Other	14	(30)
Changes in operating assets and liabilities:
Accounts receivable	3	(858)
Inventories	(1,164)	(213)
Other current and non-current assets	(19)	(15)
Accounts payable and accrued expenses	195	154
Contract liabilities	725	367
Income taxes payable	(597)	(72)
Other liabilities	29	31
Cash provided by operating activities	4,542	4,294
Cash flows from investing activities:
Capital expenditures	(564)	(462)
Cash paid for acquisitions, net of cash acquired	(441)	(12)
Proceeds from sales and maturities of investments	1,013	1,024
Purchases of investments	(1,175)	(1,179)
Cash used in investing activities	(1,167)	(629)
Cash flows from financing activities:
Proceeds from common stock issuances	96	86
Common stock repurchases	(4,603)	(2,250)
Tax withholding payments for vested equity awards	(259)	(171)
Payments of dividends to stockholders	(650)	(622)
Cash used in financing activities	(5,416)	(2,957)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,041)	708
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,101	5,466
Cash, cash equivalents and restricted cash equivalents — end of period	$3,060	$6,174
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$2,956	$6,066
Restricted cash equivalents included in deferred income taxes and other assets	104	108
Total cash, cash equivalents, and restricted cash equivalents	$3,060	$6,174
Supplemental cash flow information:
Cash payments for income taxes	$1,623	$641
Cash refunds from income taxes	$133	$26
Cash payments for interest	$137	$137
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (Applied or the Company) included herein have been prepared on a basis consistent with the October 31, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Applied’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (2021 Form 10-K). Applied’s results of operations for the three and nine months ended July 31, 2022 are not necessarily indicative of future operating results. Applied’s fiscal year ends on the last Sunday in October of each year. Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first nine months of fiscal 2022 and 2021 contained 39 and 40 weeks, respectively.
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
As of July 31, 2022, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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
Accounting Standards Not Yet Adopted
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for Applied in the first quarter of fiscal 2025, with early adoption permitted. Applied is currently evaluating the effect of this new guidance on Applied’s consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions, except per share amounts)
Numerator:
Net income	$1,606	$1,716	$4,934	$4,176
Denominator:
Weighted average common shares outstanding	864	908	877	914
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	5	10	6	9
Denominator for diluted earnings per share	869	918	883	923
Basic earnings per share	$1.86	$1.89	$5.63	$4.57
Diluted earnings per share	$1.85	$1.87	$5.59	$4.52
Potentially weighted dilutive securities	3	—	2	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

July 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,284	$—	$—	$1,284
Cash equivalents:
Money market funds	1,381	—	—	1,381
Municipal securities	11	—	—	11
Commercial paper, corporate bonds and medium-term notes	280	—	—	280
Total Cash equivalents	1,672	—	—	1,672
Total Cash and Cash equivalents	$2,956	$—	$—	$2,956
Short-term and long-term investments:
Bank certificate of deposit	$6	$—	$—	$6
U.S. Treasury and agency securities	399	—	7	392
Non-U.S. government securities*	8	—	—	8
Municipal securities	368	1	8	361
Commercial paper, corporate bonds and medium-term notes	671	—	14	657
Asset-backed and mortgage-backed securities	442	—	13	429
Total fixed income securities	1,894	1	42	1,853
Publicly traded equity securities	87	65	16	136
Equity investments in privately-held companies	583	83	16	650
Total equity investments	670	148	32	786
Total short-term and long-term investments	$2,564	$149	$74	$2,639

Total Cash, Cash equivalents and Investments	$5,520	$149	$74	$5,595
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
 _________________________
*Includes Canadian provincial government debt.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments as of July 31, 2022:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$571	$568
Due after one through five years	880	854
Due after five years	2	2
No single maturity date**	1,111	1,215
Total	$2,564	$2,639
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 31, 2022 and August 1, 2021 gross realized gains and losses on investments were not material.
As of July 31, 2022, and October 31, 2021, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During the three and nine months ended July 31, 2022 and August 1, 2021, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material on its debt investment portfolio. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 31, 2022 and August 1, 2021 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three and nine months ended July 31, 2022 and August 1, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
	(In millions)
Publicly traded equity securities
Unrealized gain	$3	$1	$21	$12
Unrealized loss	(23)	(4)	(33)	(6)
Realized gain on sales	3	—	5	—
Equity investments in privately-held companies
Unrealized gain	7	19	32	50
Unrealized loss	(5)	(3)	(5)	(11)
Realized gain on sales	—	6	2	9
Realized loss on sales or impairment	(2)	—	(6)	(7)
Total gain (loss) on equity investments, net	$(17)	$19	$16	$47

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of July 31, 2022, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 31, 2022			October 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$1,485	$—	$1,485	$3,662	$—	$3,662
Bank certificate of deposit	—	6	6	—	—	—
U.S. Treasury and agency securities	375	17	392	296	18	314
Non-U.S. government securities	—	8	8	—	5	5
Municipal securities	—	372	372	—	391	391
Commercial paper, corporate bonds and medium-term notes	—	937	937	—	597	597
Asset-backed and mortgage-backed securities	—	429	429	—	557	557
Total available-for-sale debt security investments	$1,860	$1,769	$3,629	$3,958	$1,568	$5,526
Equity investments with readily determinable values
Publicly traded equity securities	$136	$—	$136	$58	$—	$58
Total equity investments with readily determinable values	$136	$—	$136	$58	$—	$58

Total	$1,996	$1,769	$3,765	$4,016	$1,568	$5,584
 _________________________
* Amounts as of July 31, 2022 and October 31, 2021, include $104 million and $106 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 31, 2022 or October 31, 2021.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Applied’s equity investments without readily determinable values consist of equity investments in privately-held companies. Applied elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three and nine months ended July 31, 2022 and August 1, 2021 were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 31, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.5 billion. As of October 31, 2021, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.4 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Applied does not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recognized currently in earnings. All of Applied’s derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 31, 2022 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and nine months ended July 31, 2022 and August 1, 2021.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of July 31, 2022 and October 31, 2021, the total outstanding notional amount of foreign exchange contracts was $2.8 billion and $2.1 billion, respectively. The fair values of foreign exchange derivative instruments as of July 31, 2022 and October 31, 2021 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$35	$3	$94	$18
Total	$35	$3	$94	$18

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	July 31, 2022			August 1, 2021
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,520	$32	$—	$6,196	$2	$—
Cost of products sold	$3,514	(4)	—	$3,229	3	(1)
Research, development and engineering	$705	(4)	—	$640	1	—
Marketing and selling	$180	(1)	—	$159	—	—
General and administrative	$197	(1)	—	$155	1	—
Interest Rate Contracts:
Interest expense	$56	(4)	—	$57	(4)	—
		$18	$—		$3	$(1)

	Nine Months Ended
	July 31, 2022			August 1, 2021
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$19,036	$59	$—	$16,940	$(3)	$—
Cost of products sold	$10,144	(7)	—	$8,971	3	(2)
Research, development and engineering	$2,045	(4)	(1)	$1,863	3	—
Marketing and selling	$520	(2)	—	$454	—	—
General and administrative	$537	(1)	—	$465	1	—
Interest Rate Contracts:
Interest expense	$171	(10)	—	$179	(10)	—
		$35	$(1)		$(6)	$(2)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$21	$3	$41	$19
Total return swaps - deferred compensation	Cost of products sold	—	1	(2)	3
Total return swaps - deferred compensation	Operating expenses	—	6	(19)	24
Total return swaps - deferred compensation	Interest and other income, net	(1)	(1)	(1)	(1)
Total		$20	$9	$19	$45

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 31, 2022.
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
Applied sold $251 million and $821 million of account receivables during the three and nine months ended July 31, 2022, respectively. Applied sold $309 million and $980 million of account receivables during the three and nine months ended August 1, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 31, 2022 and August 1, 2021. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of July 31, 2022 and as of October 31, 2021. Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of July 31, 2022, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	July 31, 2022	October 31, 2021
	(In millions)

Contract assets	$161	$201
Contract liabilities	$2,828	$2,076
The decrease in contract assets during the nine months ended July 31, 2022 was primarily due to a reduction in goods transferred to customers where payment was conditional upon technical sign off.
During the nine months ended July 31, 2022, Applied recognized revenue of approximately $1.8 billion related to contract liabilities at October 31, 2021. Contract liabilities increased during the nine month ended July 31, 2022 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 31, 2022, partially offset by revenue recognized related to contract liabilities at October 31, 2021.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during both the three and nine months ended July 31, 2022 and August 1, 2021.
As of July 31, 2022, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $2.0 billion, of which approximately 42% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	July 31, 2022	October 31, 2021

	(In millions)
Inventories
Customer service spares	$1,350	$1,251
Raw materials	1,752	1,136
Work-in-process	1,090	873
Finished goods	1,314	1,049
	$5,506	$4,309
 Included in finished goods inventory are $28 million as of July 31, 2022, and $58 million as of October 31, 2021, of newly-introduced systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1. Finished goods inventory includes $398 million and $380 million of evaluation inventory as of July 31, 2022 and October 31, 2021, respectively.

	July 31, 2022	October 31, 2021

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$576	$593
Prepaid expenses and other	848	793
	$1,424	$1,386

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	July 31, 2022	October 31, 2021

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$389	$334
Buildings and improvements	3-30	2,007	1,780
Demonstration and manufacturing equipment	3-5	2,048	1,820
Furniture, fixtures and other equipment	3-5	718	720
Construction in progress		333	326
Gross property, plant and equipment		5,495	4,980
Accumulated depreciation		(3,301)	(3,046)
		$2,194	$1,934

	July 31, 2022	October 31, 2021

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,474	$1,623
Operating lease right-of-use assets	401	294
Income tax receivables and other assets	561	229
	$2,436	$2,146

	July 31, 2022	October 31, 2021

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,686	$1,472
Compensation and employee benefits	774	924
Warranty	273	242
Dividends payable	224	214
Income taxes payable	272	734
Other accrued taxes	26	24
Interest payable	55	39
Operating lease liabilities, current	98	73
Other	597	546
	$4,005	$4,268

	July 31, 2022	October 31, 2021

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$173	$193
Operating lease liabilities, non-current	302	228
Other	372	271
	$847	$692

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
As of July 31, 2022, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
Details of goodwill and indefinite-lived intangible assets as of July 31, 2022 and October 31, 2021 were as follows:

	July 31, 2022			October 31, 2021
	Goodwill	Indefinite-lived Intangible Assets	Total	Goodwill	Indefinite-lived Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,441	$16	$2,457	$2,207	$—	$2,207
Applied Global Services	1,032	—	1,032	1,032	—	1,032
Display and Adjacent Markets	199	—	199	199	—	199
Corporate and Other	41	—	41	41	—	41
Carrying amount	$3,713	$16	$3,729	$3,479	$—	$3,479
From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During the first nine months of fiscal 2022, goodwill and indefinite-lived intangible assets increased by $234 million and $16 million, respectively, primarily due to the preliminary purchase accounting for acquisitions during the third quarter of fiscal 2022, which were not material to Applied’s results of operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

A summary of Applied’s purchased technology and intangible assets is set forth below:

	July 31, 2022	October 31, 2021

	(In millions)
Purchased technology, net	$255	$46
Intangible assets - finite-lived, net	66	58
Intangible assets - indefinite-lived	16	—
Total	$337	$104
The increase in purchased technology and intangible assets during the first nine months of fiscal 2022 was primarily due to the preliminary purchase accounting for acquisitions during the third quarter of fiscal 2022, which were not material to Applied’s results of operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Details of finite-lived intangible assets were as follows:

	July 31, 2022			October 31, 2021
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,700	$274	$1,974	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	158	36	194	163	38	201
Corporate and Other	18	18	36	13	16	29
Gross carrying amount	$1,911	$372	$2,283	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,455)	$(211)	$(1,666)	$(1,446)	$(203)	$(1,649)
Applied Global Services	(33)	(44)	(77)	(32)	(44)	(76)
Display and Adjacent Markets	(158)	(36)	(194)	(161)	(38)	(199)
Corporate and Other	(10)	(15)	(25)	(2)	(11)	(13)
Accumulated amortization	$(1,656)	$(306)	$(1,962)	$(1,641)	$(296)	$(1,937)
Carrying amount	$255	$66	$321	$46	$58	$104
Details of amortization expense by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
	(In millions)
Semiconductor Systems	$9	$9	$22	$31
Applied Global Services	—	1	1	1
Display and Adjacent Markets	—	1	2	4
Corporate & Other	2	—	5	1
Total	$11	$11	$30	$37

Amortization expense was charged to the following categories:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Cost of products sold	$7	$7	$20	$22
Research, development and engineering	—	—	—	1
Marketing and selling	4	4	10	14
Total	$11	$11	$30	$37

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 31, 2022, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2022 (remaining 3 months)	$10
2023	41
2024	38
2025	36
2026	36
Thereafter	160
Total	$321

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Borrowing Facilities and Debt
Revolving Credit Facilities
In February 2020, Applied entered into a five-year $1.5 billion committed unsecured revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. In July 2022, Applied entered into an amendment to the Revolving Credit Agreement which replaced the London interbank offered rate (LIBOR) as a reference rate for borrowings with the secured overnight financing rate (SOFR).
No amounts were outstanding under the Revolving Credit Agreement as of July 31, 2022 and October 31, 2021.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $58 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of July 31, 2022 and October 31, 2021, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At July 31, 2022 and October 31, 2021, Applied did not have any commercial paper outstanding.
Senior Unsecured Notes
Debt outstanding as of July 31, 2022 and October 31, 2021 was as follows:

	Principal Amount
	July 31, 2022	October 31, 2021	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(12)	(14)
Total unamortized debt issuance costs	(32)	(34)
Total long-term debt	$5,456	$5,452

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
	(In millions, except percentages)
Operating lease cost	$26	$20	$69	$58
Weighted-average remaining lease term (in years)			7.2	4.7
Weighted-average discount rate			2.3%	1.6%

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended
	July 31, 2022	August 1, 2021
	(In millions)
Operating cash flows paid for operating leases	$69	$58
Right-of-use assets obtained in exchange for operating lease liabilities	$192	$48
As of July 31, 2022, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2022 (remaining 3 months)	$37
2023	92
2024	82
2025	63
2026	33
Thereafter	128
Total lease payments	$435
Less imputed interest	(35)
Total	$400

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
During the nine months ended July 31, 2022 and August 1, 2021, Applied recorded an adjustment of $4 million and recognized a total expense of $158 million of severance and related charges, respectively, in connection with the Fiscal 2021 Severance Plan.
Severance and related charges and adjustments by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
	(In millions)
Display and Adjacent Markets	$—	$—	$—	$8
Corporate and Other	—	—	(4)	150
Total	$—	$—	$(4)	$158
Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above for the nine months ended July 31, 2022 were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 31, 2021	$17
Adjustment to provision for severance	(4)
Consumption of reserves	(12)
Balance as of January 30, 2022	1
Consumption of reserves	—
Balance as of May 1, 2022	1
Consumption of reserves	—
Balance as of July 31, 2022	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(36)	73	—	—	37
Amounts reclassified out of AOCI	(9)	(27)	—	—	(36)
Other comprehensive income (loss), net of tax	(45)	46	—	—	1

Balance as of July 31, 2022	$(46)	$(57)	$(169)	$13	$(259)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(7)	14	—	—	7
Amounts reclassified out of AOCI	(4)	4	—	—	—
Other comprehensive income (loss), net of tax	(11)	18	—	—	7
Balance as of August 1, 2021	$9	$(115)	$(199)	$13	$(292)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 31, 2022 and August 1, 2021 were not material.
Stock Repurchase Program
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of July 31, 2022, approximately $6.4 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for the three and nine months ended July 31, 2022 and August 1, 2021:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(in millions, except per share amount)
Shares of common stock repurchased	10	11	37	17
Cost of stock repurchased	$1,000	$1,500	$4,603	$2,250
Average price paid per share	$102.09	$133.40	$125.85	$134.03

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
Dividends
In June 2022, March 2022 and December 2021, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.26, $0.26 and $0.24 per share, respectively. The dividend declared in June 2022 is payable in September 2022. Dividends paid during the nine months ended July 31, 2022 and August 1, 2021 totaled $650 million and $622 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
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
During the three and nine months ended July 31, 2022 and August 1, 2021, Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Cost of products sold	$34	$28	$112	$93
Research, development and engineering	35	30	115	101
Marketing and selling	11	11	37	34
General and administrative	15	12	50	44
Total share-based compensation	$95	$81	$314	$272
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
As of July 31, 2022, Applied had $711 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under the ESPP, which will be recognized over a weighted average period of 2.8 years. As of July 31, 2022, there were 32 million shares available for grant of share-based awards under the ESIP, and an additional 15 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under Applied’s equity compensation plans during the nine months ended July 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 31, 2021	13	$63.29
Granted	4	$136.18
Vested	(5)	$53.17
Canceled	(1)	$79.85
Outstanding as of July 31, 2022	11	$92.09
As of July 31, 2022, 0.9 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied issued a total of 1 million shares in the nine months ended July 31, 2022 and a total of 2 million shares in the nine months ended August 1, 2021. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

	Nine Months Ended
	July 31, 2022	August 1, 2021

Dividend yield	0.74%	0.72%
Expected volatility	45.2%	44.6%
Risk-free interest rate	0.60%	0.05%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$35.79	$33.48

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
Applied’s effective tax rates for the third quarter of fiscal 2022 and 2021 were 13.7 percent and 13.3 percent, respectively. The effective tax rate for the third quarter of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2022.
Applied’s effective tax rates for the first nine months of fiscal 2022 and 2021 were 12.7 percent and 12.4 percent, respectively. The effective tax rate for the first nine months of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions.

Note 15      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Beginning balance	$262	$216	$242	$201
Warranties issued	64	61	189	162
Change in reserves related to preexisting warranty	4	4	9	9
Consumption of reserves	(57)	(49)	(167)	(140)
Ending balance	$273	$232	$273	$232
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
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $534 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2022, Applied has provided parent guarantees to banks for approximately $297 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 16      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of July 31, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 31, 2022:
Semiconductor Systems	$4,734	$1,701	$13,759	$5,120
Applied Global Services	1,420	434	4,123	1,259
Display and Adjacent Markets	333	69	1,080	226
Corporate and Other	33	(280)	74	(811)
Total	$6,520	$1,924	$19,036	$5,794
August 1, 2021:
Semiconductor Systems	$4,454	$1,785	$11,979	$4,588
Applied Global Services	1,286	393	3,644	1,083
Display and Adjacent Markets	431	99	1,217	229
Corporate and Other	25	(264)	100	(1,025)
Total	$6,196	$2,013	$16,940	$4,875
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for the nine months ended July 31, 2022 and August 1, 2021 included severance and related charges as discussed in Note 12, Severance and Related Charges. In addition, operating income (loss) for the nine months ended August 1, 2021 included a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Nine Months Ended
	July 31, 2022		August 1, 2021		Change	July 31, 2022		August 1, 2021		Change

	(In millions, except percentages)
China	$1,797	27%	$2,251	36%	(20)%	$5,917	31%	$5,478	32%	8%
Korea	1,224	19%	1,291	21%	(5)%	3,313	18%	4,008	23%	(17)%
Taiwan	1,537	24%	1,261	20%	22%	4,194	22%	3,502	21%	20%
Japan	438	7%	449	7%	(2)%	1,406	7%	1,349	8%	4%
Southeast Asia	270	4%	173	3%	56%	633	3%	472	3%	34%
Asia Pacific	5,266	81%	5,425	87%	(3)%	15,463	81%	14,809	87%	4%
United States	725	11%	533	9%	36%	2,274	12%	1,365	8%	67%
Europe	529	8%	238	4%	122%	1,299	7%	766	5%	70%
Total	$6,520	100%	$6,196	100%	5%	$19,036	100%	$16,940	100%	12%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Foundry, logic and other	66%	63%	64%	59%
Dynamic random-access memory (DRAM)	15%	20%	20%	17%
Flash memory	19%	17%	16%	24%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Unallocated net sales	$33	$25	$74	$100
Unallocated cost of products sold and expenses	(218)	(208)	(575)	(549)
Share-based compensation	(95)	(81)	(314)	(272)
Severance and related charges	—	—	4	(150)
Deal termination fee	—	—	—	(154)
Total	$(280)	$(264)	$(811)	$(1,025)

The following customers accounted for at least 10 percent of Applied’s net sales for the nine months ended July 31, 2022, and sales to these customers included products and services from multiple reportable segments.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,520	$6,196	$324	$19,036	$16,940	$2,096
Gross margin	46.1%	47.9%	(1.8) points	46.7%	47.0%	(0.3) points
Operating income	$1,924	$2,013	$(89)	$5,794	$4,875	$919
Operating margin	29.5%	32.5%	(3.0) points	30.4%	28.8%	1.6 points
Net income	$1,606	$1,716	$(110)	$4,934	$4,176	$758
Earnings per diluted share	$1.85	$1.87	$(0.02)	$5.59	$4.52	$1.07

Fiscal 2022 and 2021 contain 52 weeks and 53 weeks, respectively, and the first nine months of fiscal 2022 and 2021 contained 39 and 40 weeks, respectively.
Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during the nine months ended July 31, 2022. Foundry and logic spending increased in the three and nine months ended July 31, 2022 compared to the same periods in the prior year driven by customer investment in both advanced and mature nodes. Memory customers continued to make investments to maintain balance between supply and demand and invested in new technology.
While customer demand increased during the nine months ended July 31, 2022 compared to the same period in the prior year, supply chain and logistics constraints including COVID-19 related lockdowns in a key region impacted Applied’s ability to fulfill demand in the first nine months of fiscal 2022. Applied expects demand to remain strong and supply shortages to persist during fiscal 2022, and managing these near-term supply chain constraints to increase shipments to our customers is a top priority.
Applied saw continued growth in its services business compared to the same periods in the prior year driven by an increase in the installed base of equipment, long-term service agreements and spares and legacy systems sales. Applied’s Display and Adjacent Markets revenue decreased in the three and nine months ended July 31, 2022 compared to the same period in the prior year primarily due to decreased investment in display manufacturing equipment for TVs.

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
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 31, 2022		August 1, 2021		Change	July 31, 2022		August 1, 2021		Change

	(In millions, except percentages)
Semiconductor Systems	$4,734	73%	$4,454	72%	6%	$13,759	72%	$11,979	71%	15%
Applied Global Services	1,420	22%	1,286	21%	10%	4,123	22%	3,644	21%	13%
Display and Adjacent Markets	333	5%	431	7%	(23)%	1,080	6%	1,217	7%	(11)%
Corporate and Other	33	—%	25	—%	32%	74	—%	100	1%	(26)%
Total	$6,520	100%	$6,196	100%	5%	$19,036	100%	$16,940	100%	12%

For the three and nine months ended July 31, 2022 compared to the same periods in the prior year, net sales increased primarily due to increased customer investments in semiconductor equipment as well as spend on spares and comprehensive service agreements. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 31, 2022		August 1, 2021		Change	July 31, 2022		August 1, 2021		Change

	(In millions, except percentages)
China	$1,797	27%	$2,251	36%	(20)%	$5,917	31%	$5,478	32%	8%
Korea	1,224	19%	1,291	21%	(5)%	3,313	18%	4,008	23%	(17)%
Taiwan	1,537	24%	1,261	20%	22%	4,194	22%	3,502	21%	20%
Japan	438	7%	449	7%	(2)%	1,406	7%	1,349	8%	4%
Southeast Asia	270	4%	173	3%	56%	633	3%	472	3%	34%
Asia Pacific	5,266	81%	5,425	87%	(3)%	15,463	81%	14,809	87%	4%
United States	725	11%	533	9%	36%	2,274	12%	1,365	8%	67%
Europe	529	8%	238	4%	122%	1,299	7%	766	5%	70%
Total	$6,520	100%	$6,196	100%	5%	$19,036	100%	$16,940	100%	12%

The changes in net sales in all regions in the three and nine months ended July 31, 2022 compared to the same periods in the prior year primarily reflected changes in semiconductor equipment spending and customer spending on comprehensive service agreements. The decrease in net sales to customers in China for the three months ended July 31, 2022 compared to the same period in the prior year primarily reflected decreased investment in semiconductor equipment and display manufacturing equipment, partially offset by increased spending on spares and comprehensive service agreements. The increase in net sales to customers in China for the nine months ended July 31, 2022 compared to the same period in the prior year primarily reflected increased investment in semiconductor equipment and increased spending on spares and comprehensive service agreements, partially offset by decreased investment in display manufacturing equipment. The decrease in net sales to customers in Korea for the three and nine months ended July 31, 2022 compared to the same periods in the prior year primarily reflected decreased investment in semiconductor equipment, partially offset by increased investment in display manufacturing equipment.

Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

Gross margin	46.1%	47.9%	(1.8) points	46.7%	47.0%	(0.3) points
Gross margin in the three and nine months ended July 31, 2022 decreased compared to the same periods in the prior year primarily driven by higher material, freight, and logistics costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility, partially offset by the increase in net sales and favorable changes in product mix. Gross margin during the three months ended July 31, 2022 and August 1, 2021 included $34 million and $28 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 31, 2022 and August 1, 2021 included $112 million and $93 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions)
Research, development and engineering	$705	$640	$65	$2,045	$1,863	$182
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
The increases in RD&E expenses during the three and nine months ended July 31, 2022 compared to the same periods in the prior year were primarily due to additional headcount. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended July 31, 2022 and August 1, 2021 included $35 million and $30 million of share-based compensation expense, respectively. RD&E expense during the nine months ended July 31, 2022 and August 1, 2021 included $115 million and $101 million of share-based compensation expense, respectively.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions)
Marketing and selling	$180	$159	$21	$520	$454	$66
Marketing and selling expenses for the three and nine months ended July 31, 2022 increased compared to the same periods in prior year primarily due to additional headcount. Marketing and selling expenses during the three months ended July 31, 2022 and August 1, 2021 included $11 million and $11 million of share-based compensation expense, respectively. Marketing and selling expenses during the nine months ended July 31, 2022 and August 1, 2021 included $37 million and $34 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions)
General and administrative	$197	$155	$42	$537	$465	$72
G&A expenses in the three and nine months ended July 31, 2022 increased compared to the same periods in the prior year primarily due to additional headcount. G&A expenses during the three months ended July 31, 2022 and August 1, 2021 included $15 million and $12 million of share-based compensation expense, respectively. G&A expenses during the nine months ended July 31, 2022 and August 1, 2021 included $50 million and $44 million of share-based compensation expense, respectively.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions)
Severance and related charges	$—	$—	$—	$(4)	$158	$(162)
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

Deal Termination Fee
Operating income (loss) for the nine months ended August 1, 2021 included a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions)
Interest expense	$56	$57	$(1)	$171	$179	$(8)
Interest and other income (loss), net	$(7)	$24	$(31)	$27	$69	$(42)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and nine months ended July 31, 2022 remained relatively flat compared to the same periods in the prior year.
Interest and other income, net in the three and nine months ended July 31, 2022 decreased compared to the same periods in the prior year, primarily driven by higher net loss from investments, compared to the same periods in the prior year. The decrease in interest and other income, net in the nine months ended July 31, 2022 compared to the same period in the prior year was also due to the impact of unfavorable foreign exchange fluctuation during the nine months ended July 31, 2022.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change

	(In millions, except percentages)
Provision for income taxes	$255	$264	$(9)	$716	$589	$127
Effective tax rate	13.7%	13.3%	0.4 points	12.7%	12.4%	0.3 points
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
Applied’s effective tax rates for the third quarter of fiscal 2022 and 2021 were 13.7 percent and 13.3 percent, respectively. The effective tax rate for the third quarter of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2022.
Applied’s effective tax rates for the first nine months of fiscal 2022 and 2021 were 12.7 percent and 12.4 percent, respectively. The effective tax rate for the first nine months of fiscal 2022 was higher than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, and any impact to Applied would start in fiscal 2023.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The minimum tax impacts Applied starting in fiscal 2024. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023.
Applied is currently evaluating the effect the CHIPS Act and the Inflation Reduction Act will have on its consolidated financial statements.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 31, 2022	August 1, 2021	Change		July 31, 2022	August 1, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$4,734	$4,454	$280	6%	$13,759	$11,979	$1,780	15%
Operating income	$1,701	$1,785	$(84)	(5)%	$5,120	$4,588	$532	12%
Operating margin	35.9%	40.1%		(4.2) points	37.2%	38.3%		(1.1) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Foundry, logic and other	66%	63%	64%	59%
Dynamic random-access memory (DRAM)	15%	20%	20%	17%
Flash memory	19%	17%	16%	24%
	100%	100%	100%	100%
Net sales for the three and nine months ended July 31, 2022 increased compared to the same periods in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions during the first nine months of fiscal 2022. Foundry and logic spending increased in the three and nine months ended July 31, 2022 compared to the same periods in the prior year driven by customer investment in both advanced and mature nodes. Spending by DRAM customers decreased and flash memory customers increased in the three months ended July 31, 2022 compared to the same period in the prior year due to changes in investments in new technology and capacity. Spending by DRAM customers increased and flash memory customers decreased in the nine months ended July 31, 2022 compared to the same period in the prior year due to changes in investments in new technology and capacity.

Operating margin for the three months ended July 31, 2022 decreased compared to the same period in the prior year, primarily driven by higher material, freight, logistics costs and higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, partially offset by higher net sales and an increase in average selling prices. Operating margin for the nine months ended July 31, 2022 decreased compared to the same period in the prior year, primarily driven by higher material, freight, logistics costs and higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, partially offset by higher net sales and favorable changes in product mix. In the three months ended July 31, 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 51 percent of this segment’s total net sales.
The following region accounted for at least 30 percent of total net sales for the Semiconductor Systems segment for one or more of the periods presented.

	Three Months Ended					Nine Months Ended
	July 31, 2022		August 1, 2021		Change	July 31, 2022		August 1, 2021		Change

	(In millions, except percentages)
China	$1,149	24%	$1,542	35%	(25)%	$3,857	28%	$3,467	29%	11%

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 31, 2022	August 1, 2021	Change		July 31, 2022	August 1, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$1,420	$1,286	$134	10%	$4,123	$3,644	$479	13%
Operating income	$434	$393	$41	10%	$1,259	$1,083	$176	16%
Operating margin	30.6%	30.6%		— points	30.5%	29.7%		0.8 points

Net sales for the three and nine months ended July 31, 2022 increased compared to the same periods in the prior year primarily due to higher customer spending on comprehensive service agreements, spares and legacy systems. Operating margin for the three and nine months ended July 31, 2022 remained flat and increased, respectively, compared to the same periods in the prior year primarily due to higher net sales, partially offset by higher expense related to an increase in headcount to support business growth and higher freight costs. In the three months ended July 31, 2022, two customers accounted for at least 10 percent of this segment’s net sales.
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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 31, 2022	August 1, 2021	Change		July 31, 2022	August 1, 2021	Change

	(In millions, except percentages and ratios)
Net sales	$333	$431	$(98)	(23)%	$1,080	$1,217	$(137)	(11)%
Operating income	$69	$99	$(30)	(30)%	$226	$229	$(3)	(1)%
Operating margin	20.7%	23.0%		(2.3) points	20.9%	18.8%		2.1 points

Net sales for the three and nine months ended July 31, 2022 decreased compared to the same periods in the prior year primarily due to lower customer investments in display manufacturing equipment for TVs. The decrease in net sales for the three months ended July 31, 2022 was partially offset by increased customer investments in display manufacturing equipment for mobile products compared to the same period in the prior year. Operating margin for the three months ended July 31, 2022 decreased compared to the same period in the prior year primarily due to lower net sales and unfavorable customer mix. Operating margin for the nine months ended July 31, 2022 increased compared to the same period in the prior year primarily due to favorable customer and product mix. In the three months ended July 31, 2022, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 66 percent of this segment’s total net sales, with one customer accounting for approximately 47 percent of net sales.
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

	Three Months Ended					Nine Months Ended
	July 31, 2022		August 1, 2021		Change	July 31, 2022		August 1, 2021		Change

	(In millions, except percentages)
China	$238	71%	$373	87%	(36)%	$894	83%	$1,026	84%	(13)%

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	July 31, 2022	October 31, 2021

	(In millions)
Cash and cash equivalents	$2,956	$4,995
Short-term investments	592	464
Long-term investments	2,047	2,055
Total cash, cash-equivalents and investments	$5,595	$7,514
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 31, 2022	August 1, 2021

	(In millions)
Cash provided by operating activities	$4,542	$4,294
Cash used in investing activities	$(1,167)	$(629)
Cash used in financing activities	$(5,416)	$(2,957)
Operating Activities
Cash from operating activities for the nine months ended July 31, 2022 was $4.5 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities increased in the first nine months of fiscal 2022 compared to the same period in the prior year primarily due to higher net income and cash collections, partially offset by higher inventory and income tax payments.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $821 million and $980 million of account receivables during the nine months ended July 31, 2022 and August 1, 2021, respectively. Applied did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 31, 2022 and August 1, 2021, respectively.
Applied’s working capital was $8.6 billion as of July 31, 2022 and $9.8 billion as of October 31, 2021.

Days sales outstanding for the three months ended July 31, 2022 and August 1, 2021 were 69 days and 56 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to unfavorable revenue linearity and lower accounts receivables factoring compared to the same period in the prior year.
Investing Activities
Applied used $1.2 billion of cash in investing activities during the nine months ended July 31, 2022. Capital expenditures totaled $564 million, net cash paid for acquisitions was $441 million and purchases of investments, net of proceeds from sales and maturities of investments were $162 million, during the nine months ended July 31, 2022.
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

Financing Activities
Applied used $5.4 billion of cash in financing activities during the nine months ended July 31, 2022, consisting primarily of cash used for repurchases of common stock of $4.6 billion, dividends to stockholders of $650 million and tax withholding payments for vested equity awards of $259 million, partially offset by proceeds from common stock issuance of $96 million.
In June 2022, March 2022 and December 2021, Applied’s Board of Directors declared quarterly cash dividends, in the amount of $0.26, $0.26 and $0.24 per share, respectively. The dividend declared in June 2022 is payable in September 2022. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of July 31, 2022, approximately $6.4 billion remained available for future stock repurchases under the repurchase program.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. In July 2022, Applied entered into an amendment to the Revolving Credit Agreement which replaced the London interbank offered rate (LIBOR) as a reference rate for borrowings with the secured overnight financing rate (SOFR). The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of July 31, 2022.
Remaining credit facilities in the amount of approximately $58 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both July 31, 2022 and October 31, 2021.
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of July 31, 2022, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of July 31, 2022. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of July 31, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $534 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 31, 2022, Applied has provided parent guarantees to banks for approximately $297 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of July 31, 2022, Applied had $694 million of total payments remaining, payable in installments in the next four years. Before the Tax Act, U.S. income tax had not been provided for certain unrepatriated earnings that were considered indefinitely reinvested. Income tax is now provided for all unrepatriated earnings.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$3,006	$2,967	$8,892	$7,969
Certain items associated with acquisitions[1]	7	6	20	21
Certain incremental expenses related to COVID-19[2]	—	—	—	12
Other charges	—	—	—	2
Non-GAAP adjusted gross profit	$3,013	$2,973	$8,912	$8,004
Non-GAAP adjusted gross margin	46.2%	48.0%	46.8%	47.2%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,924	$2,013	$5,794	$4,875
Certain items associated with acquisitions[1]	10	11	29	36
Acquisition integration and deal costs	19	5	32	40
Certain incremental expenses related to COVID-19[2]	—	—	—	24
Severance and related charges[3]	—	—	(4)	158
Deal termination fee	—	—	—	154
Other charges	—	—	—	6
Non-GAAP adjusted operating income	$1,953	$2,029	$5,851	$5,293
Non-GAAP adjusted operating margin	30.0%	32.7%	30.7%	31.2%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$1,606	$1,716	$4,934	$4,176
Certain items associated with acquisitions[1]	10	11	29	36
Acquisition integration and deal costs	12	5	28	41
Certain incremental expenses related to COVID-19[2]	—	—	—	24
Severance and related charges[3]	—	—	(4)	158
Deal termination fee	—	—	—	154
Realized loss (gain) on strategic investments, net	(1)	(6)	(1)	(2)
Unrealized loss (gain) on strategic investments, net	18	(13)	(15)	(45)
Other charges	—	—	—	6
Income tax effect of share-based compensation[4]	22	11	(22)	(12)
Income tax effects related to intra-entity intangible asset transfers	21	23	120	60
Resolution of prior years’ income tax filings and other tax items	1	(9)	(54)	(22)
Income tax effect of non-GAAP adjustments[5]	(6)	2	—	(43)
Non-GAAP adjusted net income	$1,683	$1,740	$5,015	$4,531

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	GAAP basis tax benefit related to share-based compensation is recognized ratably over the fiscal year on a non-GAAP basis.
5	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$1.85	$1.87	$5.59	$4.52
Certain items associated with acquisitions	0.01	0.01	0.03	0.03
Acquisition integration and deal costs	0.01	0.01	0.03	0.04
Certain incremental expenses related to COVID-19	—	—	—	0.02
Severance and related charges	—	—	—	0.13
Deal termination fee	—	—	—	0.17
Realized loss (gain) on strategic investments, net	—	(0.01)	—	0.01
Unrealized loss (gain) on strategic investments, net	0.02	(0.01)	(0.02)	(0.05)
Other charges	—	—	—	0.01
Income tax effect of share-based compensation	0.03	0.01	(0.03)	(0.01)
Income tax effects related to intra-entity intangible asset transfers	0.02	0.03	0.14	0.06
Resolution of prior years’ income tax filings and other tax items	—	(0.01)	(0.06)	(0.02)
Non-GAAP adjusted earnings per diluted share	$1.94	$1.90	$5.68	$4.91
Weighted average number of diluted shares	869	918	883	923

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,701	$1,785	$5,120	$4,588
Certain items associated with acquisitions[1]	7	9	22	29
Acquisition integration costs	—	—	—	(2)
Certain incremental expenses related to COVID-19[2]	—	—	—	12
Other charges	—	—	—	3
Non-GAAP adjusted operating income	$1,708	$1,794	$5,142	$4,630
Non-GAAP adjusted operating margin	36.1%	40.3%	37.4%	38.7%
AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$434	$393	$1,259	$1,083
Certain incremental expenses related to COVID-19[2]	—	—	—	8
Other charges	—	—	—	1
Non-GAAP adjusted operating income	$434	$393	$1,259	$1,092
Non-GAAP adjusted operating margin	30.6%	30.6%	30.5%	30.0%
Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$69	$99	$226	$229
Certain items associated with acquisitions[1]	1	1	3	3
Certain incremental expenses related to COVID-19[2]	—	—	—	1
Severance and related charges[3]	—	—	—	8
Non-GAAP adjusted operating income	$70	$100	$229	$241
Non-GAAP adjusted operating margin	21.0%	23.2%	21.2%	19.8%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.

2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.

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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of Applied’s investments in available-for-sale securities was approximately $1.9 billion at July 31, 2022. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of July 31, 2022 of approximately $24 million.
Debt - At July 31, 2022, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $5.5 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $563 million at July 31, 2022. From time to time Applied uses interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
Applied uses foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on Applied’s net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $216 million at July 31, 2022.
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
Applied evaluated the impact of the ongoing COVID-19 pandemic on its internal control over financial reporting. During the third quarter of fiscal 2022, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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
The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and are expected to continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is considerable uncertainty regarding the duration, scope and severity of the pandemic, particularly with the emergence of new variants and subvariants of COVID-19 and periodic spikes in COVID-19 cases in various geographic regions, and the impacts on our business and the global economy from the effects of the ongoing pandemic and response measures. Travel and logistics restrictions, lockdowns, vaccine requirements and other measures from time to time implemented by foreign and domestic authorities have resulted in, and are expected to continue to result in, supply chain and transportation disruptions, production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce now working remotely full-time.
As economic activity and business operations in certain regions recover, there have been and may continue to be periods of significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products. Significant or sudden demand increases have resulted in, and may continue to result in, a shortage of parts, materials or services needed to manufacture Applied’s products. We have also experienced, and are likely to continue to experience, shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays have adversely impacted, and could continue to adversely impact, our suppliers’ ability to meet our demand requirements and do so on favorable terms, and our ability to meet our customer demand. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at current levels or at increased levels that may be necessary to adequately address demand for Applied products. In addition, the pandemic and global measures taken in response thereto have had, and may continue to have, a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
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
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in the three months ended July 31, 2022, approximately 89% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•direct and indirect global trade issues and changes in and uncertainties with respect to trade policies, trade sanctions, tariffs, and international trade disputes, including the rules and interpretations expanding export license requirements for certain exports to China;
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
•the availability or increasing costs of raw material, commodity, energy and shipping or volatility in such costs;
•delays or restrictions on personnel travel and in shipping materials or finished products between and within countries;
•geographically diverse operations and projects, and our ability to maintain appropriate business processes, procedures and internal controls, and comply with environmental, health and safety, anti-corruption and other regulatory requirements;
•interruptions to Applied’s or its supplier’s supply chain;
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
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and impact our business. The U.S. Department of Commerce has promulgated several rules and interpretations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, added certain Chinese companies, including one of the Company’s customers, to its “entity list”, and recently expanded licensing requirements for certain exports to China of items for use in the development or production of integrated circuits below 14 nanometers. These rules and interpretations require us to obtain additional export licenses to supply certain of our products to such customer in China. Obtaining export licenses may be difficult, costly and time-consuming, and our inability to obtain such licenses could limit our markets in China and adversely affect our results of operations. The implementation and interpretation of these rules are ongoing and their impact on our business is uncertain, and these rules and other regulatory changes that have occurred and may occur in the future could materially and adversely affect our results of operations. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting the Company’s ability to provide certain of its products to customers outside the U.S., including China.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, and economic recession, could materially adversely impact Applied’s operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Such decreases in spending and demand may cause our customers to push out, cancel or refrain from purchasing our equipment or services, which could materially adversely impact demand for our products and our operating results.
Similarly, changes that result in sudden increases in consumer demand for electronic products have resulted in, and may continue to result in, a shortage of parts and materials needed to manufacture our products. Such shortages, as well as shipment delays due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Accelerated digital transformation may further increase consumer demand and exacerbate such shortages and also strain our manufacturing capacity, which may adversely impact our ability to meet customer demands and thus have an adverse impact on our revenues, results of operations and financial condition.
Uncertain or adverse economic and market conditions, difficulties in obtaining capital, increased costs or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales, additional inventory or bad debt expense for Applied. Economic and industry uncertainty may similarly affect suppliers, which could impair their ability to deliver parts and negatively affect Applied’s ability to manage operations and deliver its products. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect Applied’s ability to compete effectively.

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
Applied maintains an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, economic recession or impacts of the ongoing COVID-19 pandemic and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit Applied’s ability to access cash in the affected accounts, which could affect its ability to manage its operations.
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
Applied’s business depends on its timely supply of equipment, services and related products to meet the changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture Applied’s products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, Applied’s manufacturing operations and its ability to meet customer demand. Moreover, lockdowns that may from time to time be imposed in various geographic regions in response to periodic spikes in COVID-19 cases and related travel and logistics restrictions may result in additional supply chain and transportation disruptions, production delays, capacity limitations and cost increases. Our operating results may be adversely impacted if we are unable to obtain parts, materials or services needed to manufacture Applied’s products, or if we are unable to do so on a timely manner or on favorable terms. Ongoing supply chain constraints may continue to increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers. Such increase in costs may lead to reduced demand for our products and materially adversely impact our operating results. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where Applied conducts its manufacturing. Supply chain disruptions have caused and may continue to cause delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules, and could have an adverse impact on our operating and financial results. Volatility of demand for manufacturing equipment can also increase capital, technical, operational and other risks for Applied and for companies throughout its supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for its products as a result of:
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, commodities, energy and shipping related to our products, including increased costs due to rising inflation or interest rates or other market conditions;
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which introduces a new 15% corporate minimum tax and includes an excise tax that would impose a 1% surcharge on stock repurchases, and which may impact Applied’s financial results beginning in fiscal 2024 and 2023, respectively.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of July 31, 2022, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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

Risks Related to Legal, Compliance, and Environmental, Social and Governance
Applied is exposed to various risks related to legal proceedings.
Applied from time to time is, and in the future may be involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, and other intellectual property rights, trade, including import, export and customs, antitrust, environmental regulations, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety, and other matters. Applied also may receive, and has received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law or regulations by Applied and/or its employees. Applied also on occasion receives notification from customers who believe that Applied owes them indemnification, product warranty or has other obligations related to claims made against such customers by third parties.
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
Applied is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Applied could also be required to alter its manufacturing and operations and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Applied to significant costs and liabilities that could adversely affect Applied’s business, financial condition and results of operations.
Applied’s environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
From time to time Applied communicates its commitments and targets related to sustainability, carbon emissions, diversity and inclusion, and other environmental, social and governance matters. These commitments and targets reflect Applied’s current plans and aspirations, and Applied may be unable to achieve them. Changing customer sustainability requirements, as well as Applied’s sustainability targets, could cause Applied from time to time to alter its manufacturing, operations or equipment designs and processes, and incur substantial additional expense to meet such requirements and targets. Any failure to meet these sustainability requirements or targets could adversely impact the demand for Applied’s products and subject Applied to significant costs and liabilities and reputational risks that could adversely affect Applied’s business, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. As of July 31, 2022, approximately $6.4 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(May 2, 2022 to May 29, 2022)	4.6	$110.63	$507	4.6	$6,915
Month #2
(May 30, 2022 to June 26, 2022)	2.3	$101.50	232	2.3	$6,683
Month #3
(June 27, 2022 to July 31, 2022)	2.9	$89.18	261	2.9	$6,422
Total	9.8	$102.09	$1,000	9.8

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1
Amendment No. 1, dated as of July 27, 2022, to the Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein†

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

APPLIED MATERIALS, INC.

August 25, 2022	By:	/s/ BRICE HILL
Brice Hill Senior Vice President, Chief Financial Officer (Principal Financial Officer)

August 25, 2022	By:	/s/ CHARLES W. READ
Charles W. Read Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)