Form 10-K
period 2022-10-30
APPLIED MATERIALS INC /DE
filed 2022-12-16
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2022, based upon the closing sale price reported by the NASDAQ Global Select Market on that date: $95,725,229,751
Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 9, 2022: 844,139,722
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve a number of risks and uncertainties.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding Applied’s future financial or operating results, customer demand and spending, end-user demand, Applied’s and market and industry trends and outlooks, the impact of new export regulations on our ability to export products and provide services to customers and on our results of operations, our intent to seek additional licenses pursuant to new export regulations, the impact of the ongoing COVID-19 pandemic and responses thereto on Applied’s operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect Applied’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Applied or on its behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and Applied undertakes no obligation to revise or update any such statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 30, 2022

PART I
Item 1:     Business
Incorporated in 1967, Applied Materials, Inc. (Applied or the Company) is a Delaware corporation. A global company with a broad set of capabilities in materials engineering, Applied provides manufacturing equipment, services and software to the semiconductor, display and related industries. With its diverse technology capabilities, Applied delivers products and services that improve device performance, power, yield and cost. Applied’s customers include manufacturers of semiconductor chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in electronic products. Applied’s fiscal year ends on the last Sunday in October.
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

Semiconductor Systems
Applied’s Semiconductor Systems segment develops, manufactures and sells a wide range of manufacturing equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment includes semiconductor capital equipment used for many steps of the chip making process including the transfer of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. Applied’s patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Applied’s transistor and interconnect products and technologies enable continued power and performance improvements of 3D transistors. Applied’s metrology, inspection and review systems’ imaging capabilities and algorithms employ optical and e-beam technologies to meet the most advanced technical demands in areas including self-aligned double and quad patterning, extreme ultraviolet layers, measurement-intensive optimal proximity correction mask qualification, and new 3D architectures. Applied’s packaging technologies address challenges resulting from the increasing heterogeneous integration of multiple IC dies in a single package. Applied delivers leading-edge capabilities that enable chipmakers to establish accurate statistical process control, ramp up production runs rapidly, and achieve consistently high production yields. Applied also provides manufacturing equipment that helps improve performance, power, yield and cost of semiconductor devices that use mature process technologies and serve specialty markets such as the Internet of Things, Communications, Automotive, Power and Sensors. Applied’ Semiconductor Systems equipment is sold to integrated device manufacturers and foundries worldwide.

Semiconductor Systems Technologies	Product(s)
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
Reflexion and Mirra Systems
Electrochemical Deposition (ECD) ECD is a process by which metal atoms from a chemical fluid (an electrolyte) are deposited on the surface of an immersed object.	Raider and Nokota Platforms
Atomic Layer Deposition (ALD) ALD technology enables ultra thin film growth of either a conducting or insulating material with uniform coverage in nanometer-sized structures.	Olympia, Sprinter, Morpher and P-300BV Systems
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
SEMVision eBeam Review PROVision eBeam Metrology Enlight Optical Inspection UVision Optical Inspection VeritySEM CD-SEM Metrology Aera Mask Inspection

Applied Global Services
The Applied Global Services® (AGS) segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, remanufactured earlier generation equipment and factory automation software for semiconductor, display and other products. Customer demand for products and services is fulfilled through a global distribution system in more than 170 locations and trained service engineers located in close proximity to customer sites to support over 49,000 installed Applied semiconductor, display and other manufacturing systems worldwide. Applied offers the following general types of services and products under the Applied Global Services segment.

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
Legacy Equipment and Upgrades
Comprehensive 200mm equipment and upgrades portfolio to address a full spectrum of production needs and extend tool lifetime. Applied 200mm equipment supports market inflections and new technology for a broad variety of devices including analog, power, and MEMS.

Automation Software
Applied SmartFactory® automation software portfolio coordinates and streamlines every aspect of a factory (the processes, equipment and people) to provide competitive advantage to customers.

Display and Adjacent Markets
The Display and Adjacent Markets segment is comprised primarily of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, monitors, laptops, personal computers (PCs), electronic tablets, smart phones, and other consumer-oriented devices. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display and Adjacent Markets segment growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high-resolution displays for mobile devices as well as new form factors, including thin, light, curved and flexible displays, and new applications such as augmented and virtual reality. In addition to display applications, the segment’s Chemical Vapor Deposition (CVD) technology is used to manufacture solar energy cells. The Display and Adjacent Markets segment offers a variety of technologies and products, including:

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
Backlog by reportable segment as of October 30, 2022 and October 31, 2021 was as follows:

	2022		2021

	(In millions, except percentages)
Semiconductor Systems	$12,691	67%	$6,679	57%
Applied Global Services	5,643	30%	4,335	37%
Display and Adjacent Markets	581	3%	735	6%
Corporate and Other	96	—%	9	—%
Total	$19,011	100%	$11,758	100%
Of the total backlog as of October 30, 2022, approximately 32% is not reasonably expected to be filled within the next 12 months.
New export rules and regulations issued in December 2022 are expected to reduce backlog that was not reasonably expected to be filled within 12 months by approximately $989 million.
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
Manufacturing, Raw Materials and Supplies
Applied’s worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. Applied has implemented a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, primarily including China, Israel, Singapore, Taiwan, the United States and other countries in Asia. Applied uses qualified vendors, including contract manufacturers, to supply parts, services and product support. Applied’s supply chain strategy commits to adhere to ethical labor practices, responsible minerals sourcing, Responsible Business Alliance and SEMI guidelines, and the Applied Materials Standards of Business Conduct as defined in Applied’s Environmental, Social and Governance (ESG) commitment.
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
Applied’s product development and engineering organizations are located primarily in the United States, as well as in China, Europe, India, Israel, Korea, Singapore and Taiwan. In addition, certain outsourced RD&E activities, process support and customer demonstrations are performed in the United States, India, China, Singapore and Taiwan.

Marketing and Sales
Because of the highly technical nature of its products, Applied markets and sells products worldwide almost entirely through a direct sales force.
Applied has operations in many countries, with some of its business activities concentrated in certain geographic areas, and global and regional economic and political conditions can impact the company’s business and financial results. Applied’s business is based on capital equipment investments by major semiconductor, display and other manufacturers, and is subject to significant variability in customer demand for Applied’s products. Customers’ expenditures depend on many factors, including: general economic conditions; anticipated market demand and pricing for semiconductors, display technologies and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; trade policies and export regulations; and government incentives. In addition, a significant driver in the semiconductor and display industries has been end-demand for mobile consumer products, which has been characterized by seasonality that impacts the timing of customer investments in manufacturing equipment and, in turn, Applied’s business.
Information on net sales to unaffiliated customers and long-lived assets attributable to Applied’s geographic regions is included in Note 17 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments.

	2022	2021	2020
Samsung Electronics Co., Ltd.	12%	20%	18%
Taiwan Semiconductor Manufacturing Company Limited	20%	15%	18%
Intel Corporation	10%	*	*
______________________________
* Less than 10%

Competition
The industries in which Applied operates are highly competitive and characterized by rapid technological change. Applied’s ability to compete generally depends on its ability to commercialize its technology in a timely manner, continually improve its products, and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity, cost-effectiveness and the ability to support a global customer base. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists in all areas of Applied’s business. Competitors range from small companies that compete in a single region, which may benefit from policies and regulations that favor domestic companies, to global, diversified companies, which operate in more complex global economic and regulatory environments. Applied’s ability to compete requires a high level of investment in RD&E, marketing and sales, and global customer support activities. Management believes that many of Applied’s products have strong competitive positions.
The competitive environment for each segment is described below.
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the Internet of Things, 5G networks, smart vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Applied’s broad portfolio offers a variety of differentiated products, including co-optimized and integrated materials solutions that enable unique films, structures and devices. Applied’s products must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. Applied allocates resources among its numerous product offerings and therefore may decide not to invest in an individual product depending on market requirements. There are a number of competitors serving the semiconductor manufacturing equipment industry, which has experienced increased consolidation. Some of these competitors offer a single product line and others offer multiple product lines, and range from serving a single region to global, diversified companies.
Products and services within the Applied Global Services segment complement the Semiconductor Systems and Display and Adjacent Markets segments’ products in markets that are characterized by demanding worldwide service requirements. Competition in the Applied Global Services segment includes a diverse group of numerous third-party service providers and customers that perform their own service.
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

Patents and Licenses
Protection of Applied’s technology assets through enforcement of its intellectual property rights, including patents, is important for its competitive position. Applied’s practice is to file patent applications in the United States and other countries for inventions that it considers significant. Applied has more than 17,300 patents in the United States and other countries, and additional applications are pending for new inventions. Although Applied does not consider its business materially dependent upon any one patent, the rights of Applied and the products made and sold under its patents, taken as a whole, are a significant element of its business. In addition to its patents, Applied possesses other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
Governmental Regulation
As a public company with global operations, Applied is subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, and health and safety, climate change, employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. See “Risk Factors – Legal, Compliance, and Other Risks – Applied is exposed to various risks related to the global regulatory environment” for further details.
Applied is regulated under various international laws regarding the purchase and sale of goods and related items, including but not limited to those related to trade policies and export regulations, and limitations on transfer of intellectual property. See “Risk Factors – Business and Industry Risks – Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors” for further details.
With respect to environmental, health and safety regulations, Applied maintains a number of programs that are primarily preventative in nature and regularly monitors ongoing compliance with applicable laws and regulations. In addition, Applied has trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination. See also “Risk Factors – Risks Related to Legal, Compliance, and Other Risks – Applied is subject to risks associated with environmental, health and safety regulations” for further details.
Applied is subject to income taxes in the United States and foreign jurisdictions. Applied’s provision for income taxes, effective tax rate and financial results could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that could increase Applied’s tax liability. See “Risk Factors – Operational and Financial Risks – Applied is exposed to risks associated with operating in jurisdictions with complex and changing tax laws” for further details. For additional discussions regarding the impact of compliance with income tax laws and regulations on Applied’s business and operations, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Income Taxes” and “Note 15 of the Notes to the Consolidated Financial Statements”.

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
As of October 30, 2022, Applied employed approximately 33,000 regular full-time employees, of whom approximately 46%, 42% and 12% resided in the Asia-Pacific region, North America, and Europe, Middle East and Africa, respectively. Applied’s team spans 24 countries, reflecting various cultures, backgrounds, race, color, national origin, religion, sex, sexual orientation, gender identity, ages, and disability, veteran and military status.
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
Applied expects that its commitment to strengthening the Company’s culture of inclusion will broaden the diversity of its workplace and help Applied build a culture that benefits everyone. In recent years, Applied continued to make progress in its culture of inclusion journey, including, among other things, expanding gender diversity on the Company’s Board to 40% female membership, increasing female representation in the U.S. and global workforce, and increasing U.S. underrepresented minority representation. As of October 30, 2022, Applied’s global workforce was 80.6% male and 19.4% female, and 19% of Applied’s workforce in the United States was composed of underrepresented minorities.
Additionally, Applied is investing in inclusion learning experiences. For example, the Company has various initiatives to further develop its leaders to lead even more inclusively and further deepen engagement with employees.
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
Employee Learning & Development
Applied seeks to create growth and development opportunities to support an engaged and inclusive workforce. Applied promotes holistic employee learning and development based on the 70/20/10 model--70% on-the-job learning, 20% social/collaborative and 10% formal training, with a focus on advancing technical skills as well as improving general business acumen to address increasing work complexity. Also, to help expand professional breadth, Applied uses a federated model where the segments and functions provide technical and job-specific training tied to their disciplines, while general professional, management, and leadership training is provided at the corporate level. All training is coordinated centrally and aligned with common objectives through Applied Global University. In addition to instructor-led and web-based training, Applied offers state-of-the-art training modalities, such as AI-based simulations and Augmented and Virtual Reality learning capabilities, to help develop its new products, train its manufacturing and field support employees, and collaborate remotely. Each fiscal year, employees are provided the opportunity to complete the required 40 hours of learning.
Employee Engagement, Organizational Health and Pandemic Response
Applied has historically managed and measured employee engagement and organizational health with a view to gaining insight into employees’ experiences, levels of workplace satisfaction, and feelings of engagement and inclusion.
Since the onset of the COVID-19 pandemic, Applied’s top priority remains protecting the health and safety of its employees and their families, customers, suppliers and community. This includes an understanding of its employees’ engagement and experiences during the pandemic and developing a return to work and future of work strategy. In fiscal 2020 and fiscal 2021, Applied conducted surveys focused on employee engagement and productivity and on the future of work. Applied continues to support workplace flexibility such as remote working where possible, and follow enhanced safety and health protocols—including screenings, social distancing, and use of personal protective equipment. In fiscal 2022, the focus of the employee survey was on engagement and identifying actionable insights to enable a segmented talent strategy to address engagement and retention in targeted employee populations (e.g., early tenure employees).

Additional information regarding Applied’s activities related to its people and sustainability, as well as its workforce diversity data, can be found in Applied’s latest Sustainability Report and Annex thereto, which are located on its website at https://www.appliedmaterials.com/us/en/corporate-responsibility.html. The Sustainability Report and the Annex thereto are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Applied’s website is part of this Form 10-K or is incorporated by reference herein.

Information about Applied’s Executive Officers
The following table and notes set forth information about Applied’s executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Brice Hill(2)	Senior Vice President, Chief Financial Officer
Teri Little(3)	Senior Vice President, Chief Legal Officer and Corporate Secretary
Omkaram Nalamasu(4)	Senior Vice President, Chief Technology Officer
Prabu Raja(5)	Senior Vice President, Semiconductor Products Group
Timothy M. Deane (6)	Group Vice President, Applied Global Services
Jeff Bodner(7)	Corporate Vice President, Corporate Controller and Chief Accounting Officer
(1)Mr. Dickerson, age 65, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by Applied in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Mr. Hill, age 56, has been Senior Vice President and Chief Financial Officer since March 2022. Prior to joining Applied, Mr. Hill was Executive Vice President and Chief Financial Officer of Xilinx, Inc., a company that designed and developed programmable devices and associated technologies, from April 2020 until its acquisition by Advanced Micro Devices, Inc. in February 2022. Prior to Xilinx, Mr. Hill served in various finance positions with Intel Corporation for 25 years, most recently as Corporate Vice President and Chief Financial Officer and Chief Operating Officer, Technology, Systems and Core Engineering Group.
(3)Ms. Little, age 58, joined Applied as Senior Vice President, Chief Legal Officer and Corporate Secretary in June 2020. Prior to joining Applied, Ms. Little served as Executive Vice President, Chief Legal Officer and Corporate Secretary at KLA Corporation from August 2017 to June 2020. Prior to that she was Senior Vice President, General Counsel and Corporate Secretary of KLA Corporation from October 2015 until August 2017, and prior to that she held various other positions at KLA Corporation since 2002. Prior to joining KLA Corporation, she was a Senior Corporate Associate at Wilson Sonsini Goodrich & Rosati, and a Litigation Associate at Heller Ehrman White & McAuliffe.
(4)Dr. Nalamasu, age 64, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.
(5)Dr. Raja, age 60, has been Senior Vice President, Semiconductor Products Group of Applied since November 2017. He previously served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.
(6)Mr. Deane, age 57, has been Group Vice President, Applied Global Services since September 2022. He joined Applied in 1995 and previously served in various senior management and field operations roles, including head of Field Operations and Business Management for the Semiconductor Products Group, Account General Manager and Region General Manager.
(7)Mr. Bodner, age 54, has been Corporate Vice President, Corporate Controller and Chief Accounting Officer of Applied since September 2022. Prior to joining Applied, Mr. Bodner served as Chief Accounting Officer since July 2021 and as Vice President, Accounting since April 2021 at ESS Tech, Inc., a company that designs, builds and deploys iron flow batteries for commercial and energy storage applications. Prior to joining ESS Tech, Mr. Bodner served for almost 17 years at Intel Corporation in a variety of finance leadership roles, including Vice President of Finance and Director of Internal Audit. Mr. Bodner also worked nearly 12 years at PwC in its assurance practice.

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
Business and Industry Risks
The industries that Applied serves can be volatile and difficult to predict.
As a supplier to the global semiconductor and display and related industries, Applied is subject to variable industry conditions, since demand for manufacturing equipment and services can change depending on several factors, including the nature and timing of technology inflections and advances in fabrication processes, the timing and requirements of new and emerging technologies and market drivers, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, consumer buying patterns and general economic and political conditions. Applied’s industries historically have been cyclical, and are subject to volatility and sudden changes in customer requirements for new manufacturing capacity and advanced technology. These changes can affect the timing and amounts of customer investments in technology and manufacturing equipment and can have a significant impact on Applied’s net sales, operating expenses, gross margins and net income. The amount and mix of capital equipment spending between different products and technologies can have a significant impact on Applied’s results of operations.
To meet rapidly changing demand in the industries it serves, Applied must accurately forecast demand and effectively manage its resources and production capacity across its businesses, and may incur unexpected or additional costs to align its business operations. During periods of increasing demand for its products, Applied must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage its supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, Applied must reduce costs and align its cost structure with prevailing market conditions; effectively manage its supply chain; and motivate and retain key employees. If Applied does not effectively manage these challenges during periods of changing demand, its business performance and results of operations may be adversely impacted. Even with effective allocation of resources and management of costs, during periods of decreasing demand, Applied’s gross margins, cash flows and earnings may be adversely impacted.
Applied is exposed to risks associated with an uncertain global economy.
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, and economic recession, could materially adversely impact Applied’s operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Such decreases in spending and demand have in the past caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially adversely impact our operating results.
Similarly, changes that result in sudden increases in consumer demand for electronic products have resulted in, and may continue to result in, a shortage of parts and materials needed to manufacture our products. Such shortages, as well as shipment delays due to transportation capacity and interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Accelerated digital transformation may further increase consumer demand and exacerbate such shortages and also strain our manufacturing capacity, which may adversely impact our ability to meet customer demands and thus have an adverse impact on our revenues, results of operations and financial condition.
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
Applied maintains an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to Applied’s investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, economic recession or impacts of the COVID-19 pandemic and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. Applied also maintains cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit Applied’s ability to access cash in the affected accounts, which could affect its ability to manage its operations.
Applied is exposed to the risks of operating a global business.
Applied has product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of its business activities are concentrated in certain geographic areas. Moreover, in fiscal 2022, approximately 88% of Applied’s net sales were to customers in regions outside the United States. As a result of the global nature of its operations, Applied’s business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations for certain exports to China and any retaliatory measures;
•positions taken by governmental agencies regarding possible national, commercial and/or security issues posed by the development, sale or export of certain products and technologies;
•political instability, natural disasters, regional or global health epidemics, social unrest, terrorism, acts of war or other geopolitical turmoil, or cybersecurity incidents in locations where Applied has operations, suppliers or sales, or that may influence the value chain of the industries that Applied serves;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•customer- or government-supported efforts to influence Applied to conduct more or less of its operations and sourcing in a particular country;
•variations among, and changes in, local, regional, national or international laws and regulations, including contract, intellectual property, cybersecurity, data privacy, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;
•ineffective or inadequate legal protection of intellectual property rights in certain countries;
•interruptions to Applied’s or its supplier’s supply chain;
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
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors.
We sell a significant majority of our products into jurisdictions outside of the United States including China, Taiwan, Japan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade issues and changes in trade policies and export regulations, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, and have also levied tariffs and taxes on certain goods. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or prohibit our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material adverse effect on our business, results of operations, or financial condition.
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. The U.S. government recently announced new export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, which have limited the market for certain of our products, adversely impacted our revenues, and increased our exposure to foreign competition. The U.S. Department of Commerce has promulgated rules and regulations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, added certain Chinese companies to its “Entity List” and “Unverified List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These rules and regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult, costly and time-consuming, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. Our inability to obtain such licenses could limit our markets in China, may cause us to be displaced by foreign businesses and competitors and adversely affect our results of operations. The implementation and interpretation of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and may make it more challenging for Applied to manage its operations and forecast its operating results. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting the Company’s ability to provide certain of its products and services to customers outside the U.S., including China. These and other regulatory changes that may occur in the future could materially and adversely affect our business, results of operations or financial condition.

As a global business with customers, suppliers and operations in many countries around the world, Applied may from time to time receive inquiries from government authorities about transactions between Applied and certain foreign entities. For example, in August 2022, Applied received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information relating to certain China customer shipments. We are cooperating fully with the government. These inquiries are subject to uncertainties, and we cannot predict the outcome of this inquiry, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which Applied or its employees could be subjected to fines and penalties and could result in restrictions on Applied’s business and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.
Furthermore, government authorities may take retaliatory actions, impose conditions that require the use of local suppliers or partnerships with local companies, require the license or other transfer of intellectual property, or engage in other efforts to promote local businesses and local competitors, which could have a significant adverse impact on Applied’s business. Many of these challenges are present in China and Korea, markets that represent a significant portion of Applied’s business.
Applied is exposed to risks associated with a highly concentrated customer base.
Applied’s customer base is highly concentrated and has become increasingly so as a result of continued consolidation. Applied’s customer base is also geographically concentrated, particularly in China, Taiwan and Korea. A relatively limited number of manufacturers account for a substantial portion of Applied’s business. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose Applied’s business and results of operations to greater volatility. The geographic concentration of Applied’s customer base could shift over time as a result of government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on Applied’s net sales, gross margins and net income. Applied’s products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of uncertain or adverse economic conditions, our inability to fulfill orders due to export regulations, shortage of parts, transportation capacity/interruptions or any other reason), Applied may not be able to replace the business, which may have a significant adverse impact on its results of operations and financial condition. The concentration of Applied’s customer base increases its risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on Applied’s results of operations and cash flow. To the extent its customers experience liquidity constraints, Applied may incur bad debt expense, which may have a significant impact on its results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Applied, which may have a negative impact on Applied’s business, cash flow, revenue and gross margins.

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
Applied may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for its products as a result of:
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations for certain exports to China, where a significant portion of Applied’s supply chain is located, and any retaliatory measures, that adversely impact Applied or its direct or sub-tier suppliers;
•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality parts on a cost-effective basis;
•volatility in the availability and cost of parts, commodities, energy and shipping related to our products, including increased costs due to rising inflation or interest rates or other market conditions;
•difficulties or delays in obtaining required import or export licenses and approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•a worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general;
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters, the impacts of climate change, or other events beyond Applied’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.
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

In addition, if Applied needs to rapidly increase its business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain Applied’s manufacturing and supply chain operations, and negatively impact Applied’s working capital. Moreover, if actual demand for Applied’s products is different than expected, Applied may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If Applied purchases or commits to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, Applied may incur excess or obsolete inventory charges.
The continued effects of the COVID-19 pandemic and global measures taken in response have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results.
The continued effects of the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and may continue to adversely impact Applied’s supply chain, manufacturing, logistics, workforce and operations, as well as the operations of Applied’s customers, suppliers and partners globally. There is continued uncertainty regarding the duration, scope and severity of the pandemic, particularly with the emergence of new variants of COVID-19 and periodic spikes in COVID-19 cases in various geographic regions, and the impacts on our business and the global economy from the effects of the pandemic and response measures. Travel and logistics restrictions, lockdowns, vaccine requirements and other measures from time to time implemented by foreign and domestic authorities have resulted in, and may continue to result in, supply chain and transportation disruptions, production delays and capacity limitations at Applied and some of its customers, suppliers and partners, as well as reduced workforce availability or productivity at Applied and customer sites, and additional data, information and cyber security risks associated with an extensive workforce working remotely.
As economic activity and business operations in certain regions recover, there have been and may continue to be periods of significant or sudden increases in demand for Applied’s products, as well as worldwide demand for electronic products. Significant or sudden demand increases have resulted in, and may continue to result in, a shortage of parts, materials or services needed to manufacture Applied’s products. We have also experienced, and may continue to experience, shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays have adversely impacted, and could continue to adversely impact, our suppliers’ ability to meet our demand requirements and do so on favorable terms, and our ability to meet our customer demand. There can be no assurance that Applied or its suppliers will be able to maintain manufacturing operations at levels necessary to adequately address demand for Applied products. In addition, the pandemic and measures taken in response thereto have had, and may continue to have, a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect Applied’s business, financial condition and results of operations.
The degree to which the pandemic ultimately impacts Applied’s business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent, duration and effectiveness of periodic lockdowns and other containment actions, the availability, public adoption and efficacy of COVID vaccines, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of resulting global economic volatility.
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
•customer investment in semiconductor manufacturing capabilities in China, which has been affected by changes in economic conditions and governmental regulations, including trade policies and export regulations;
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
•the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions and governmental regulations, including trade policies and export regulations;
•the importance of increasing market positions in products and technologies with growing demand;
•the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs, information technology products and mobile applications, and the resulting effect on capital intensity in the industry and on Applied’s product differentiation, gross margin and return on investment; and
•fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
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
•entry into new industries and countries, with differing levels of government involvement, laws and regulations, and business, employment and safety practices and requirements;
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

Operational and Financial Risks
Applied is exposed to various risks related to protection and enforcement of intellectual property rights.
Applied’s success depends in significant part on the protection of its technology using patents, trade secrets, copyrights and other intellectual property rights. Infringement or misappropriation of Applied’s intellectual property rights, such as the unauthorized manufacture or sale of equipment or spare parts, could result in uncompensated lost market and revenue opportunities for Applied. Monitoring and detecting any unauthorized use of intellectual property is difficult and costly and Applied cannot be certain that the protective measures it has implemented will completely prevent misuse. Applied’s ability to enforce its intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If Applied seeks to enforce its intellectual property rights, it may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against Applied, which could have a negative impact on its business. If Applied is unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete or invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on its competitive position and business. In addition, changes in intellectual property laws or their interpretation may impact Applied’s ability to protect and assert its intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions, and diminish the value and competitive advantage conferred by Applied’s intellectual property assets.
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
In the conduct of its business, Applied collects, uses, transmits and stores data on information technology systems, including systems owned and maintained by Applied or its third-party providers. These data include confidential information and intellectual property belonging to Applied or its customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. Applied and its third-party providers have experienced, and expect to continue to experience, cybersecurity incidents, some of which have been, and may continue to be, successful. These cybersecurity incidents may range from employee error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target the Company directly or indirectly through its third party providers and global supply chain. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. Although no such cybersecurity incident has been material to the Company to date, Applied continues to devote significant resources to network security, data encryption, and other measures to protect its systems and data from unauthorized access or misuse, and it may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws. Applied may be unable to anticipate, prevent or remediate future attacks, and in some instances Applied may be unaware of a cybersecurity incident or its magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of Applied’s products or disruption of Applied’s manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of Applied and its third party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of Applied’s investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer, could result in significant expense, and any failure to comply could result in proceedings against Applied by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.

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
Applied’s success, competitiveness and ability to execute on its global strategies and maintain a culture of innovation depend in large part on its ability to attract, retain and motivate qualified employees and leaders with the necessary expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, increasing competition for talent, the availability of qualified employees in the markets, availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of Applied’s compensation and benefit programs, including its share-based programs, and Applied’s employment policies, including the flexibility of its remote-work arrangements. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact Applied’s business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
Applied has $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, it may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control of Applied and a contemporaneous downgrade of the notes below investment grade. Applied also has in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of October 30, 2022, Applied may borrow amounts in the future under this credit facility. Applied may also enter into new financing arrangements. Applied’s ability to satisfy its debt obligations is dependent upon the results of its business operations and subject to other risks discussed in this section. Significant changes in Applied’s credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on Applied’s access to and cost of capital for future financings, and financial condition. If Applied fails to satisfy its debt obligations, or comply with financial and other debt covenants, it may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of Applied’s obligations. There can be no assurance that Applied would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
Legal, Compliance, and Other Risks
Applied is exposed to various risks related to legal proceedings, claims and investigations.
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
Legal proceedings, claims, and government investigations, whether with or without merit, and internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other Applied resources; inhibit Applied’s ability to sell its products; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect Applied’s business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.

Applied is exposed to various risks related to the global regulatory environment.
As a public company with global operations, Applied is subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to climate change), employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact Applied’s business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade, import and export regulations, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on Applied’s business, and damage to its reputation, and could have an adverse impact on its business operations, financial condition and results of operations.
Applied’s environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
From time to time Applied communicates its strategies, commitments and targets related to sustainability, carbon emissions, diversity and inclusion, human rights, and other environmental, social and governance matters. These strategies, commitments and targets reflect Applied’s current plans and aspirations, and Applied may be unable to achieve them. Changing customer sustainability requirements, as well as Applied’s sustainability targets, could cause Applied from time to time to alter its manufacturing, operations or equipment designs and processes, and incur substantial additional expense to meet such requirements and targets. Any failure to meet these sustainability requirements or targets could adversely impact the demand for Applied’s products and subject Applied to significant costs and liabilities and reputational risks that could adversely affect Applied’s business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
Applied is subject to risks associated with environmental, health and safety regulations.
Applied is subject to environmental, health and safety regulations in connection with its global business operations, including but not limited to: regulations related to the development, manufacture, sale, shipping and use of its products; handling, discharge, recycling and disposal of hazardous materials used in its products or in producing its products; the operation of its facilities; and the use of its real property. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of its products; limitations on the operation of its facilities or ability to use its real property; and a decrease in the value of its real property. Applied could also be required to alter its manufacturing, operations and product design, and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject Applied to significant costs and liabilities that could adversely affect Applied’s business, financial condition and results of operations.

Item 1B:      Unresolved Staff Comments
None.

Item 2:      Properties
Information concerning Applied’s properties is set forth below:

(Square feet in thousands)	United States	Other Countries	Total
Owned	5,500	2,652	8,152
Leased	2,466	1,801	4,267
Total	7,966	4,453	12,419
Because of the interrelation of Applied’s operations, properties within a country may be shared by the segments operating within that country. The Company’s headquarters offices are in Santa Clara, California. Products in Semiconductor Systems are manufactured primarily in Singapore; Austin, Texas; Gloucester, Massachusetts; and Rehovot, Israel. Remanufactured equipment products in the Applied Global Services segment are produced primarily in Austin, Texas. Products in the Display and Adjacent Markets segment are manufactured primarily in Tainan, Taiwan.
Applied also owns and leases facilities throughout the world for use as offices, plants and warehouses, and research and development centers, primarily in the United States, Taiwan, China, Israel and Singapore.
Applied also owns a total of approximately 279 acres of buildable land in the United States, Israel, Italy and India that could accommodate additional building space.
Applied considers the properties that it owns or leases as adequate to meet its current and future requirements. Applied regularly assesses the size, capability and location of its global infrastructure and periodically makes adjustments based on these assessments.

Item 3:      Legal Proceedings
The information set forth under “Legal Matters” in Note 16 of Notes to Consolidated Financial Statements is incorporated herein by reference. See also “Risk Factors – Risks Related to Legal, Compliance, and Other Risks – Applied is exposed to various risks related to legal proceedings, claims and investigations.”

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Applied’s common stock is traded on the NASDAQ Global Select Market under the symbol AMAT. As of December 9, 2022, there were 2,825 registered holders of Applied common stock. Information regarding quarterly cash dividends declared on Applied Materials’ common stock during fiscal 2022, 2021 and 2020 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on Applied common stock during the period from October 29, 2017 through October 30, 2022. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the PHLX Semiconductor Index over the same period. The comparison assumes $100 was invested on October 29, 2017 in Applied common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
The graph below assumes that the value of the investment in Applied’s common stock and in each of the indexes was $100 at October 29, 2017, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Applied Materials, Inc., the S&P 500 Index, and the PHLX Semiconductor Index

$350
$300
$250
$200
$150
$100
$50
$0
10/29/2017
10/28/2018
10/27/2019
10/25/2020
10/31/2021
10/30/2022
Applied Materials, Inc.
S&P 500
PHLX Semiconductor

Copyright© 2022 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/29/2017	10/28/2018	10/27/2019	10/25/2020	10/31/2021	10/30/2022
Applied Materials	100.00	57.78	101.54	112.63	254.61	168.58
S&P 500 Index	100.00	105.01	121.84	142.35	192.01	165.18
PHLX Semiconductor Index	100.00	92.86	135.50	197.40	292.41	209.08

Issuer Purchases of Equity Securities
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021.
The following table provides information as of October 30, 2022 with respect to the shares of common stock repurchased by Applied during the fourth quarter of fiscal 2022 pursuant to the foregoing Board authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs

	(In millions, except per share amounts)
Month #1
(August 1, 2022 to August 28, 2022)	2.2	$106.73	$230	2.2	$6,192
Month #2
(August 29, 2022 to September 25, 2022)	5.4	$90.52	493	5.4	$5,699
Month #3
(September 26, 2022 to October 30, 2022)	9.4	$82.36	777	9.4	$4,922
Total	17.0	$88.05	$1,500	17.0

Item 6:    [Reserved]

Item 7:      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of Applied’s business and results of operations. This MD&A should be read in conjunction with Applied’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K. MD&A consists of the following sections:

•Applied's Pandemic Response
•Overview: a summary of Applied’s business and measurements
•Results of Operations: a discussion of operating results
•Segment Information: a discussion of segment operating results
•Recent Accounting Pronouncements: a discussion of new accounting pronouncements and its impact to Applied’s consolidated financial statements
•Financial Condition, Liquidity and Capital Resources: an analysis of cash flows, sources and uses of cash
•Contractual Obligations and Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates: a discussion of critical accounting policies that require the exercise of judgments and estimates
•Non-GAAP Adjusted Results: a presentation of results reconciling GAAP to non-GAAP adjusted measures
Applied’s Pandemic Response
As the COVID-19 pandemic emerged in 2020, Applied Materials responded quickly to put in place precautionary measures to keep its workplaces healthy and safe, while ensuring compliance with orders and restrictions imposed by government authorities, everywhere Applied operates in the world. Applied’s top priority remains protecting the health and safety of its employees and their families, customers, suppliers and community. Applied continues to support workplace flexibility and will work to respond appropriately to the impact of COVID-19 on its business, its customers’ and suppliers’ businesses and its communities.
Overview
Applied provides manufacturing equipment, services and software to the semiconductor, display, and related industries. Applied’s customers include manufacturers of semiconductor wafers and chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in electronic products. Each of Applied’s segments is subject to variable industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, and other electronic devices, as well as other factors, such as global economic, political and market conditions, and the nature and timing of technological advances in fabrication processes.
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

Applied’s results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. Spending by semiconductor customers, which include companies that operate in the foundry, logic, memory, and other semiconductor chip markets, is driven by demand for electronic products, including smartphones and other mobile devices, servers, personal computers, automotive devices, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the Internet of Things, 5G networks, smart vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Demand for display manufacturing equipment spending depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices, and investments in new types of display technologies. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and the timing of capacity expansion to meet end-market demand. In light of these conditions, Applied’s results can vary significantly year-over-year, as well as quarter-over-quarter.
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
The following table presents certain significant measurements for the past three fiscal years:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions, except per share amounts and percentages)
Net sales	$25,785	$23,063	$17,202	$2,722	$5,861
Gross margin	46.5%	47.3%	44.7%	(0.8) points	2.6 points
Operating income	$7,788	$6,889	$4,365	$899	$2,524
Operating margin	30.2%	29.9%	25.4%	0.3 points	4.5 points
Net income	$6,525	$5,888	$3,619	$637	$2,269
Earnings per diluted share	$7.44	$6.40	$3.92	$1.04	$2.48

Fiscal 2022 and fiscal 2020 each contained 52 weeks, while fiscal 2021 contained 53 weeks.
Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during fiscal 2022. Foundry and logic spending increased in fiscal 2022 compared to fiscal 2021 driven by customer investments in both advanced and mature nodes. Overall spending by memory customers was flat in fiscal 2022 compared to fiscal 2021 as they continued to maintain balance between supply and demand and invested in new technology.
Applied saw continued growth in its services business in fiscal 2022 compared to fiscal 2021 driven by an increase in the installed base of equipment, the rate of customer equipment utilization, long-term service agreements and spares and legacy systems sales. Applied’s Display and Adjacent Markets revenue decreased in fiscal 2022 compared to fiscal 2021 primarily due to decreased investment in display manufacturing equipment for TVs and mobile products.
While customer demand increased during fiscal 2022 compared to fiscal 2021, supply chain and logistics constraints impacted Applied’s ability to fulfill demand in fiscal 2022. Although there have been improvements in supply chain performance, Applied expects some shortages to persist into fiscal 2023 and managing these supply chain constraints to increase shipments to customers remains a top priority.
In fiscal 2023, Applied expects memory customers’ spending to be lower as compared to fiscal 2022 due to some customers deferring capacity additions as a result of weakness in consumer electronics and personal computer markets. Advanced foundry and logic demand is expected to remain strong in fiscal 2023 as customers continue to invest in new technology.

On October 7, 2022, the United States government announced new export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, that require export licenses and authorizations. These new export regulations resulted in lower net sales in China than expected for fiscal 2022. Applied is pursuing additional export licenses and authorizations where needed. While Applied currently estimates lower net sales to China of up to $2.5 billion and lower overall gross margin of up to 1% in fiscal 2023, Applied is continuing to assess the implication of these complex regulations to its business. See also “Risk Factors – Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors” for further details.
In response to the ongoing COVID-19 pandemic and evolving conditions and worldwide response, Applied made adjustments to its global operations and is actively managing its responses in collaboration with its employees, customers and suppliers. However, the situation remains fluid and uncertain. For additional risks associated with the ongoing COVID-19 pandemic, see the risk factor entitled “The continued effects of COVID-19 pandemic and global measures taken in response have adversely impacted, and may continue to adversely impact, Applied’s operations and financial results” in Part I, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

							Change
	2022		2021		2020		2022 over 2021	2021 over 2020

	(In millions, except percentages)
Semiconductor Systems	$18,797	73%	$16,286	71%	$11,367	66%	15%	43%
Applied Global Services	5,543	22%	5,013	22%	4,155	24%	11%	21%
Display and Adjacent Markets	1,331	5%	1,634	7%	1,607	9%	(19)%	2%
Corporate and Other	114	—%	130	—%	73	1%	(12)%	78%
Total	$25,785	100%	$23,063	100%	$17,202	100%	12%	34%
The Semiconductor Systems segment continued to represent the largest contributor of net sales. Net sales in fiscal 2022 compared to fiscal 2021 and fiscal 2021 compared to fiscal 2020 increased primarily due to increased customer investments in semiconductor equipment as well as customer spending on spares and comprehensive service agreements.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

							Change
	2022		2021		2020		2022 over 2021	2021 over 2020

	(In millions, except percentages)
China	$7,254	28%	$7,535	33%	$5,456	32%	(4)%	38%
Korea	4,395	17%	5,012	22%	3,031	18%	(12)%	65%
Taiwan	6,262	24%	4,742	20%	3,953	23%	32%	20%
Japan	2,012	8%	1,962	8%	1,996	11%	3%	(2)%
Southeast Asia	1,084	4%	677	3%	411	2%	60%	65%
Asia Pacific	21,007	81%	19,928	86%	14,847	86%	5%	34%
United States	3,104	12%	2,038	9%	1,619	10%	52%	26%
Europe	1,674	7%	1,097	5%	736	4%	53%	49%
Total	$25,785	100%	$23,063	100%	$17,202	100%	12%	34%

The increases in net sales in all regions other than China and Korea in fiscal 2022 compared to fiscal 2021 primarily reflected changes in semiconductor equipment spending and customer spending on comprehensive service agreements. The decrease in net sales to customers in China for fiscal 2022 compared to fiscal 2021 primarily reflected decreased investment in display manufacturing equipment and semiconductor equipment, partially offset by increased spending on spares and comprehensive service agreements. The decrease in net sales to customers in Korea for fiscal 2022 compared to fiscal 2021 primarily reflected decreased investment in semiconductor equipment, partially offset by increased investment in display manufacturing equipment.
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
Gross margins for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions, except percentages)
Gross margin	46.5%	47.3%	44.7%	(0.8) points	2.6 points
Gross margin in fiscal 2022 decreased compared to fiscal 2021 primarily driven by higher material, freight, and logistics costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility, partially offset by favorable changes in product mix and an increase in average selling prices.
Gross margin in fiscal 2021 increased compared to fiscal 2020 primarily due to the increase in net sales and favorable changes in customer and product mix, partially offset by higher freight costs and higher personnel costs due to an increase in headcount to provide manufacturing capacity and flexibility.
Gross margin during fiscal 2022, 2021 and 2020 included $147 million, $118 million and $103 million, respectively, of share-based compensation expense.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions)
Research, development and engineering	$2,771	$2,485	$2,234	$286	$251
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
Applied continued its RD&E investments across Semiconductor Systems and Display and Adjacent Markets on the development of new unit process systems and integrated materials solutions. Areas of investment include etch, deposition, metrology and inspection, patterning, packaging and other technologies to improve chip performance, power, area, cost and time-to-market. In Display and Adjacent Markets, RD&E investments were focused on expanding the Company’s market opportunity with new display technologies.

The increases in RD&E expenses during fiscal 2022 compared to fiscal 2021 were primarily due to additional headcount, higher consumable and equipment costs associated with ongoing product development and share-based compensation expense. The increases in RD&E expenses during fiscal 2021 compared to fiscal 2020 were primarily due to additional headcount and higher expense associated with share-based compensation and variable compensation. These increases reflect Applied’s ongoing investments in product development initiatives, consistent with the Company’s growth strategy. Applied continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies.
RD&E expenses during fiscal 2022, 2021 and 2020 included $151 million, $129 million and $116 million, respectively, of share-based compensation expense.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions)
Marketing and selling	$703	$609	$526	$94	$83
Marketing and selling expenses for fiscal 2022 increased compared to fiscal 2021 primarily due to additional headcount. Marketing and selling expenses for fiscal 2021 increased compared to fiscal 2020 primarily due to additional headcount and higher variable compensation. Marketing and selling expenses for fiscal years 2022, 2021 and 2020 included $49 million, $43 million and $36 million, respectively, of share-based compensation expense.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions)
General and administrative	$735	$620	$567	$115	$53
G&A expenses in fiscal 2022 increased compared to fiscal 2021 primarily due to additional headcount and higher travel related expenses. G&A expenses in fiscal 2021 increased compared to fiscal 2020 primarily due to additional headcount and higher variable compensation.
G&A expenses during fiscal 2022, 2021 and 2020 included $66 million, $56 million and $52 million, respectively, of share-based compensation expense.
Severance and Related Charges
Severance and related charges for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions)
Severance and related charges	$(4)	$157	$—	$(161)	$157
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
Deal Termination Fee
Operating income (loss) for fiscal 2021 included a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.
Interest Expense and Interest and Other Income (loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021	2021 over 2020

	(In millions)
Interest expense	$228	$236	$240	$(8)	$(4)
Interest and other income, net	$39	$118	$41	$(79)	$77
Interest expense incurred was primarily associated with the senior unsecured notes. Interest expense in fiscal 2022 remained relatively flat compared fiscal 2021 and fiscal 2020 due to the average principal balance of the senior unsecured notes remained consistent at $5.5 billion in each of the last three years.
Interest and other income, net in fiscal 2022 decreased compared to fiscal 2021, primarily driven by higher net loss from equity investments, partially offset by higher interest income during fiscal 2022 compared to fiscal 2021. Interest and other income, net in fiscal 2021 increased compared to fiscal 2020, primarily driven by a higher net gain from equity investments, partially offset by lower interest income during fiscal 2021 compared to fiscal 2020.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020

	(In millions, except percentages)
Provision for income taxes	$1,074	$883	$547	$191		$336
Effective income tax rate	14.1%	13.0%	13.1%	1.1	points	(0.1)	points
Applied’s provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
The effective tax rate for fiscal 2022 was higher than fiscal 2021 primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions. Applied’s effective tax rate for fiscal 2021 was slightly lower than fiscal 2020 primarily due to higher proportion of pre-tax income in lower tax jurisdictions, partially offset by resolutions of prior years’ income tax filings.
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
Semiconductor Systems Segment
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Semiconductor industry spending on capital equipment is driven by demand for electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products, and the nature and timing of technological advances in fabrication processes, and as a result is subject to variable industry conditions. Development efforts are focused on solving customers’ key technical challenges in transistor, interconnect, patterning and packaging performance.
Certain significant measures for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020

	(In millions, except percentages and ratios)
Net sales	$18,797	$16,286	$11,367	$2,511	15%	$4,919	43%
Operating income	$6,969	$6,311	$3,714	$658	10%	$2,597	70%
Operating margin	37.1%	38.8%	32.7%		(1.7) points		6.1 points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2022	2021	2020

Foundry, logic and other	66%	60%	59%
Dynamic random-access memory (DRAM)	19%	19%	20%
Flash memory	15%	21%	21%
	100%	100%	100%
Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during fiscal 2022. Foundry and logic spending increased in fiscal 2022 compared to fiscal 2021 driven by customer investment in both advanced and mature nodes. Spending by DRAM customers increased and flash memory customers decreased in fiscal 2022 compared to fiscal 2021 due to changes in investments in new technology and capacity. Operating margin for fiscal 2022 decreased compared to fiscal 2021, primarily driven by higher material, freight, logistics costs and higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, partially offset by favorable changes in product mix and an increase in average selling prices. In fiscal 2022, three customers each accounted for at least 10 percent of this segment’s total net sales, and together they accounted for approximately 49 percent of this segment’s total net sales.
Foundry and logic spending increased in fiscal 2021 compared to fiscal 2020 driven by customer investment in both advanced and mature nodes. Spending by memory customers also increased in fiscal 2021 compared to the prior year. Operating margin for fiscal 2021 increased compared to fiscal 2020, primarily reflecting higher net sales and favorable changes in customer and product mix, partially offset by higher personnel costs due to the hiring of additional headcount to provide manufacturing capacity and flexibility, and higher freight costs.
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
Demand for Applied Global Services’ solutions are driven by Applied’s large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affect Applied Global Services’ sales of spares and services are primarily characterized by increases in semiconductor manufacturers’ wafer starts and higher utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and the Company’s ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020

	(In millions, except percentages and ratios)
Net sales	$5,543	$5,013	$4,155	$530	11%	$858	21%
Operating income	$1,661	$1,508	$1,127	$153	10%	$381	34%
Operating margin	30.0%	30.1%	27.1%		(0.1) points		3.0 points
Net sales for fiscal 2022 increased compared to fiscal 2021 primarily due to higher customer spending on comprehensive service agreements, spares and legacy systems. Operating margin for fiscal 2022 decreased compared to fiscal 2021 primarily due to higher expense related to an increase in headcount to support business growth and higher freight costs, partially offset by higher net sales in fiscal 2022. In fiscal 2022, one customer accounted for at least 10 percent of this segment’s total net sales.
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

Display and Adjacent Markets Segment
The Display and Adjacent Markets segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, monitors, laptops, personal computers, electronic tablets, smart phones, other consumer-oriented devices, equipment upgrades and solar energy cells. The segment is focused on expanding its presence through technologically-differentiated equipment for manufacturing large-scale LCD TVs, OLEDs, low temperature polysilicon (LTPS), metal oxide, and touch panel sectors; and development of products that provide customers with improved performance and yields.
Display industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs as well as larger and higher resolution displays for next-generation mobile devices. Uneven spending patterns by customers in the Display and Adjacent Markets segment can cause significant fluctuations quarter-over-quarter, as well as year-over-year.
Certain significant measures for the periods presented were as follows:

				Change
	2022	2021	2020	2022 over 2021		2021 over 2020

	(In millions, except percentages and ratios)
Net sales	$1,331	$1,634	$1,607	$(303)	(19)%	$27	2%
Operating income	$260	$314	$291	$(54)	(17)%	$23	8%
Operating margin	19.5%	19.2%	18.1%		0.3 points		1.1 points
Net sales for fiscal 2022 decreased compared to fiscal 2021 primarily due to lower customer investments in display manufacturing equipment for TVs and mobile products. Operating margin for fiscal 2022 increased compared to fiscal 2021 primarily due to reduction in headcount related costs as headcount moved to open positions within Semiconductor Systems and Applied Global Services segments, offset by higher material costs. In fiscal 2022, three customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 60 percent of this segment’s total net sales.
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
The following region accounted for at least 30 percent of total net sales for the Display and Adjacent Markets segment for one or more of the periods presented:

							Change
	2022		2021		2020		2022 over 2021		2021 over 2020

	(In millions, except percentages)
China	$1,029	77%	$1,361	83%	$1,343	84%	$(332)	(24)%	$18	1%

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Applied’s consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Applied’s cash, cash equivalents and investments consist of the following:

	October 30, 2022	October 31, 2021

	(In millions)
Cash and cash equivalents	$1,995	$4,995
Short-term investments	586	464
Long-term investments	1,980	2,055
Total cash, cash-equivalents and investments	$4,561	$7,514
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2022	2021	2020

	(In millions)
Cash provided by operating activities	$5,399	$5,442	$3,804
Cash used in investing activities	$(1,357)	$(1,216)	$(130)
Cash used in financing activities	$(7,043)	$(4,591)	$(1,337)

Operating Activities
Cash from operating activities for fiscal 2022 was $5.4 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, severance and related charges, share-based compensation and deferred income taxes. Cash provided by operating activities remained relatively flat in fiscal 2022 compared to fiscal 2021 primarily due to higher inventory and income tax payments, partially offset by higher net income and lower year over year increase in accounts receivable. Cash provided by operating activities increased in fiscal 2021 compared to fiscal 2020 primarily due to higher net income, partially offset by an increase in the accounts receivable balance.
Applied has agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. Applied sells its accounts receivable generally without recourse. Applied, from time to time, also discounts letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Applied sold $1.0 billion, $1.3 billion and $1.2 billion of accounts receivable during fiscal 2022, 2021 and 2020, respectively. Applied did not discount letters of credit issued by customers in fiscal 2022 and 2021. Applied discounted letters of credit issued by customers of $105 million in fiscal 2020. There was no discounting of promissory notes in each of fiscal 2022, 2021 and 2020. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Applied’s working capital was $8.5 billion at October 30, 2022 and $9.8 billion at October 31, 2021.
Days sales outstanding at the end of fiscal 2022, 2021 and 2020 was 82 days, 74 days, and 57 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding at the end of fiscal 2022 was primarily due to higher accounts receivable balance as a result of the timing of customer payments and lower accounts receivables factoring compared to the end of fiscal 2021. The increase in days sales outstanding at the end of fiscal 2021 was primarily due to unfavorable revenue linearity and lower account receivable factoring compared to the end of fiscal 2020.

Investing Activities
Applied used $1.4 billion, $1.2 billion and $130 million of cash in investing activities in fiscal 2022, 2021 and 2020, respectively. Capital expenditures in fiscal 2022, 2021 and 2020 were $787 million, $668 million and $422 million, respectively. Capital expenditures were primarily for investments in demonstration and testing equipment, real property acquisitions and improvements, and network equipment. Net cash paid for acquisitions in fiscal 2022, 2021 and 2020 were $441 million, $12 million and $107 million, respectively. Purchases of investments, net of proceeds from sales and maturities of investments, for 2022 and 2021 was $129 million and $536 million, respectively. Proceeds from sales and maturities of investments, net of purchase of investments were $399 million for fiscal 2020. Investing activities also included investments in technology to allow Applied to access new market opportunities or emerging technologies.
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
Financing Activities
Applied used $7.0 billion of cash in financing activities in fiscal 2022, consisting primarily of repurchases of common stock of $6.1 billion, cash dividends to stockholders of $873 million and tax withholding payments for vested equity awards of $266 million, offset by proceeds received from common stock issuances of $199 million.
Applied used $4.6 billion of cash in financing activities in fiscal 2021, consisting primarily of repurchases of common stock of $3.8 billion, cash dividends to stockholders of $838 million and tax withholding payments for vested equity awards of $178 million, offset by proceeds received from common stock issuances of $175 million.
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
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. At October 30, 2022, approximately $4.9 billion remained available for future stock repurchases under the repurchase program.
During fiscal 2022, Applied’s Board of Directors declared one quarterly cash dividend of $0.24 per share and three quarterly cash dividends of $0.26 per share. During fiscal 2021, Applied’s Board of Directors declared one quarterly cash dividend of $0.22 per share and three quarterly cash dividends of $0.24 per share. During fiscal 2020, Applied’s Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. Dividends paid during fiscal 2022, 2021 and 2020 amounted to $873 million, $838 million and $787 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Applied has credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which Applied may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2025, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by Applied, plus an applicable margin, which varies according to Applied’s public debt credit ratings. In July 2022, Applied entered into an amendment to the Revolving Credit Agreement which replaced the London interbank offered rate (LIBOR) as a reference rate for borrowings with the secured overnight financing rate (SOFR). The Revolving Credit Agreement includes financial and other covenants with which Applied was in compliance as of October 30, 2022.
Remaining credit facilities in the amount of approximately $54 million are with Japanese banks. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.

Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of October 30, 2022, Applied did not have any commercial paper outstanding but may issue commercial paper notes under this program from time to time in the future. Subsequent to the end of fiscal 2022, Applied issued $200 million of short-term commercial paper with a weighted-average interest rate of 4.30% and maturities ranging from 43 days to 71 days. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes Applied can issue.
Applied had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of October 30, 2022. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. Applied may seek to refinance its existing debt and may incur additional indebtedness depending on Applied’s capital requirements and the availability of financing.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of October 30, 2022, Applied had $694 million of total payments remaining, payable in installments in the next four years.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Applied has certain on-balance sheet and off-balance sheet obligation arrangements to make future payments under various contracts. Certain contractual arrangements which are recorded on Applied’s balance sheet include borrowing facilities and debts and operating leases obligations.
Borrowing Facilities and Debt Obligations
As of October 30, 2022, Applied has $5.5 billion in aggregate principal amount of senior unsecured notes with varying maturities. Future interest payments associated with these unsecured notes were $3.0 billion, of which $205 million is due within 12 months and the remaining interest payments are due beyond 12 months. See Note 10, Borrowing Facilities and Debt, of the Notes to the Consolidated Financial Statements for further discussion related to Applied’s borrowing facilities and debt obligations.
Operating Lease Obligations
As of October 30, 2022, Applied’s operating lease obligation was $407 million related to various operating lease arrangements for certain facilities and equipment. See Note 11, Lease, of the Notes to the Consolidated Financial Statements for further discussion relating to these operating lease obligations.
Purchase Obligations
As of October 30, 2022, Applied has $7.3 billion of purchase obligations for goods and services, of which $7.0 billion is payable within 12 months and the remaining amount is payable beyond 12 months.
Deemed Repatriation Tax Payable
As of October 30, 2022, Applied has $694 million of transition tax liability, of which $82 million is payable within 12 months and the remaining amount is payable beyond 12 months. This transition tax liability is associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Cuts and Jobs Act into law on December 22, 2017.
Other Long-term Liabilities
Applied also has the obligation to fund its pension, postretirement and deferred compensation plans. Applied evaluates the need to make contributions to its pension and postretirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. Information on Applied’s pension, postretirement benefit and deferred compensation plans is presented in Note 14, Employee Benefit Plans, of the Notes to the Consolidated Financial Statements.
As of October 30, 2022, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $489 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 30, 2022 was $103 million. At this time, Applied is unable to reliably estimate the timing of payments due to uncertainties in the timing of tax audit outcomes.
Off-Balance Sheet Arrangements
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. These include agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements. Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. See Note 16, Warranty, Guarantees, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for further discussion relating to these arrangements.

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
Warranty Costs
Applied provides for the estimated cost of warranty when revenue is recognized. Estimated warranty costs are determined by analyzing specific product, current and historical configuration statistics and regional warranty support costs. Applied’s warranty obligation is affected by product and component failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As Applied’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from Applied’s estimates, revisions to the estimated warranty liability would be required, which could have a material effect on Applied’s business, financial condition and results of operations.

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
In performing a qualitative assessment, Applied considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If Applied concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, Applied would record an impairment charge equal to the excess of the carrying value of the reporting unit over its fair value.
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

The following tables present a reconciliation of the GAAP and non-GAAP adjusted consolidated results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2022	2021	2020

Non-GAAP Adjusted Gross Profit
Reported gross profit - GAAP basis	$11,993	$10,914	$7,692
Certain items associated with acquisitions[1]	26	27	37
Certain incremental expenses related to COVID-19[2]	—	12	23
Other charges	—	2	—
Non-GAAP adjusted gross profit	$12,019	$10,955	$7,752
Non-GAAP adjusted gross margin	46.6%	47.5%	45.1%
Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$7,788	$6,889	$4,365
Certain items associated with acquisitions[1]	39	47	54
Acquisition integration and deal costs	38	45	80
Certain incremental expenses related to COVID-19[2]	—	24	30
Severance and related charges[3]	(4)	157	—
Deal termination fee	—	154	—
Other charges	—	6	—
Non-GAAP adjusted operating income	$7,861	$7,322	$4,529
Non-GAAP adjusted operating margin	30.5%	31.7%	26.3%
Non-GAAP Adjusted Net Income
Reported net income - GAAP basis	$6,525	$5,888	$3,619
Certain items associated with acquisitions[1]	39	47	54
Acquisition integration and deal costs	34	46	80
Certain incremental expenses related to COVID-19[2]	—	24	30
Severance and related charges[3]	(4)	157	—
Deal termination fee	—	154	—
Realized loss (gain) on strategic investments, net	(3)	(43)	(1)
Unrealized loss (gain) on strategic investments, net	(4)	(56)	(8)
Loss on early extinguishment of debt	—	—	33
Other charges	—	6	—
Income tax effects related to intra-entity intangible asset transfers	252	64	114
Resolution of prior years’ income tax filings and other tax items	(80)	33	(41)
Income tax effect of non-GAAP adjustments[4]	(3)	(33)	(35)
Non-GAAP adjusted net income	$6,756	$6,287	$3,845

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges primarily related to a one-time voluntary retirement program offered to certain eligible employees.
4	Adjustment to provision for income taxes related to non-GAAP adjustments reflected in income before income taxes.

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except per share amounts)	2022	2021	2020

Non-GAAP Adjusted Earnings Per Diluted Share
Reported earnings per diluted share - GAAP basis	$7.44	$6.40	$3.92
Certain items associated with acquisitions	0.04	0.04	0.05
Acquisition integration and deal costs	0.03	0.04	0.07
Certain incremental expenses related to COVID-19	—	0.02	0.03
Severance and related charges	—	0.13	—
Deal termination fee	—	0.17	—
Realized loss (gain) on strategic investments, net	—	(0.03)	—
Unrealized loss (gain) on strategic investments, net	(0.01)	(0.05)	(0.01)
Loss on early extinguishment of debt	—	—	0.03
Other charges	—	0.01	—
Income tax effects related to intra-entity intangible asset transfers	0.29	0.07	0.12
Resolution of prior years’ income tax filings and other tax items	(0.09)	0.04	(0.04)
Non-GAAP adjusted earnings per diluted share	$7.70	$6.84	$4.17
Weighted average number of diluted shares	877	919	923

The following table presents a reconciliation of the GAAP and non-GAAP adjusted segment results for the past three fiscal years:

APPLIED MATERIALS, INC.
UNAUDITED RECONCILIATION OF GAAP TO NON-GAAP ADJUSTED RESULTS

(In millions, except percentages)	2022	2021	2020

Semiconductor Systems Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$6,969	$6,311	$3,714
Certain items associated with acquisitions[1]	31	38	41
Acquisition integration costs	—	(2)	3
Certain incremental expenses related to COVID-19[2]	—	12	20
Other charges	—	3	—
Non-GAAP adjusted operating income	$7,000	$6,362	$3,778
Non-GAAP adjusted operating margin	37.2%	39.1%	33.2%

AGS Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$1,661	$1,508	$1,127
Certain incremental expenses related to COVID-19[2]	—	8	8
Other charges	—	1	—
Non-GAAP adjusted operating income	$1,661	$1,517	$1,135
Non-GAAP adjusted operating margin	30.0%	30.3%	27.3%

Display and Adjacent Markets Non-GAAP Adjusted Operating Income
Reported operating income - GAAP basis	$260	$314	$291
Certain items associated with acquisitions[1]	3	4	12
Certain incremental expenses related to COVID-19[2]	—	1	1
Severance and related charges[3]	—	8	—
Non-GAAP adjusted operating income	$263	$327	$304
Non-GAAP adjusted operating margin	19.8%	20.0%	18.9%

1	These items are incremental charges attributable to completed acquisitions, consisting of amortization of purchased intangible assets.
2	Temporary incremental employee compensation during the COVID-19 pandemic.
3	The severance and related charges related to workforce reduction actions globally across the Display and Adjacent Markets business.
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
Interest Rate Risk
Available-for-sale Debt Securities. The market value of Applied’s investments in available-for-sale securities was approximately $1.8 billion at October 30, 2022. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of October 30, 2022 of approximately $23 million.
Debt. At October 30, 2022, the aggregate principal of long-term senior unsecured notes issued by Applied was $5.5 billion with an estimated fair value of $4.8 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of Applied’s long-term senior notes issuances of approximately $454 million at October 30, 2022. From time to time Applied uses interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
Applied uses foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on Applied’s net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $196 million at October 30, 2022.
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
Management’s Report on Internal Control over Financial Reporting
Applied’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of Applied’s Chief Executive Officer and Chief Financial Officer, management of Applied conducted an evaluation of the effectiveness of Applied’s internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Applied’s management concluded that Applied’s internal control over financial reporting was effective as of October 30, 2022.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of Applied’s internal control over financial reporting as of October 30, 2022.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2022, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Applied’s internal control over financial reporting.
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

Item 9B:      Other Information
None.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers”) and code of ethics (which is set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.
Applied has implemented the Standards of Business Conduct, a code of ethics with which every person who works for Applied and every member of the Board of Directors is expected to comply. If any substantive amendments are made to the Standards of Business Conduct or any waiver is granted, including any implicit waiver, from a provision of the code to Applied’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, Applied will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K. The above information, including the Standards of Business Conduct, is available on Applied’s website under the Corporate Governance section at https://www.appliedmaterials.com/us/en/about/corporate-governance.html. This website address is intended to be an inactive, textual reference only. None of the materials on, or accessible through, this website is part of this report or is incorporated by reference herein.

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.
The following table summarizes information with respect to equity awards under Applied’s equity compensation plans as of October 30, 2022:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	11	$—	45	(3)
Total	11	$—	45

(1)Includes only restricted stock units and performance share units outstanding under Applied’s equity compensation plans, as no options, stock warrants or other rights were outstanding as of October 30, 2022.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 14 million shares of Applied common stock available for future issuance under the Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan. Of these 14 million shares, 1 million are subject to purchase during the purchase period in effect as of October 30, 2022.
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

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.

Item 14:      Principal Accounting Fees and Services
Applied’s independent registered public accounting firm is KPMG LLP, Santa Clara, California, Auditor Firm ID: 185.
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 27, 2023.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 30, 2022 and October 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 30, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 2022 and October 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended October 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of net realizable value adjustments to inventories for excess or obsolescence
As discussed in notes 1 and 8 to the consolidated financial statements, the Company has inventories with a carrying value of $5,932 million as of October 30, 2022. The Company adjusts inventory carrying value for estimated excess or obsolescence equal to the difference between cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
We identified the evaluation of net realizable value adjustments to certain inventories for excess or obsolescence as a critical audit matter. Evaluation of the Company’s estimates regarding forecasted sales and inventory consumption involved a high degree of auditor judgment.
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
December 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Applied Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Applied Materials, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 30, 2022 and October 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated December 16, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
KPMG LLP

Santa Clara, California
December 16, 2022

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2022	2021	2020

Net sales	$25,785	$23,063	$17,202
Cost of products sold	13,792	12,149	9,510
Gross profit	11,993	10,914	7,692
Operating expenses:
Research, development and engineering	2,771	2,485	2,234
Marketing and selling	703	609	526
General and administrative	735	620	567
Severance and related charges	(4)	157	—
Deal termination fee	—	154	—
Total operating expenses	4,205	4,025	3,327
Income from operations	7,788	6,889	4,365
Interest expense	228	236	240
Interest and other income, net	39	118	41
Income before income taxes	7,599	6,771	4,166
Provision for income taxes	1,074	883	547
Net income	$6,525	$5,888	$3,619
Earnings per share:
Basic	$7.49	$6.47	$3.95
Diluted	$7.44	$6.40	$3.92
Weighted average number of shares:
Basic	871	910	916
Diluted	877	919	923

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2022	2021	2020

Net income	$6,525	$5,888	$3,619
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(74)	(21)	9
Change in unrealized net loss on derivative instruments	51	30	(117)
Change in defined and postretirement benefit plans	81	30	(11)
Other comprehensive income (loss), net of tax	58	39	(119)
Comprehensive income	$6,583	$5,927	$3,500
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 30, 2022	October 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$1,995	$4,995
Short-term investments	586	464
Accounts receivable, net	6,068	4,953
Inventories	5,932	4,309
Other current assets	1,344	1,386
Total current assets	15,925	16,107
Long-term investments	1,980	2,055
Property, plant and equipment, net	2,307	1,934
Goodwill	3,700	3,479
Purchased technology and other intangible assets, net	339	104
Deferred income taxes and other assets	2,475	2,146
Total assets	$26,726	$25,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,237	$4,268
Contract liabilities	3,142	2,076
Total current liabilities	7,379	6,344
Long-term debt	5,457	5,452
Income taxes payable	964	1,090
Other liabilities	732	692
Total liabilities	14,532	13,578
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 844 and 892 shares outstanding at 2022 and 2021, respectively	8	9
Additional paid-in capital	8,593	8,247
Retained earnings	37,892	32,246
Treasury stock: 1,173 and 1,119 shares at 2022 and 2021, respectively	(34,097)	(27,995)
Accumulated other comprehensive loss	(202)	(260)
Total stockholders’ equity	12,194	12,247
Total liabilities and stockholders’ equity	$26,726	$25,825
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 27, 2019	916	$9	$7,595	$24,386	1,079	$(23,596)	$(180)	$8,214
Net income	—	—	—	3,619	—	—	—	3,619
Other comprehensive loss, net of tax	—	—	—	—	—	—	(119)	(119)
Dividends declared ($0.87 per common share)	—	—	—	(796)	—	—	—	(796)
Share-based compensation	—	—	307	—	—	—	—	307
Issuance under stock plans	10	—	2	—	—	—	—	2
Common stock repurchases	(12)	—	—	—	12	(649)	—	(649)
Balance at October 25, 2020	914	$9	$7,904	$27,209	1,091	$(24,245)	$(299)	$10,578
Net income	—	—	—	5,888	—	—	—	5,888
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Dividends declared ($0.94 per common share)	—	—	—	(851)	—	—	—	(851)
Share-based compensation	—	—	346	—	—	—	—	346
Issuance under stock plans	6	—	(3)	—	—	—	—	(3)
Common stock repurchases	(28)	—	—	—	28	(3,750)	—	(3,750)
Balance at October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	6,525	—	—	—	6,525
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58
Dividends declared ($1.02 per common share)	—	—	—	(879)	—	—	—	(879)
Share-based compensation	—	—	413	—	—	—	—	413
Issuance under stock plans	6	—	(67)	—	—	—	—	(67)
Common stock repurchases	(54)	(1)	—	—	54	(6,102)	—	(6,103)
Balance at October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2022	2021	2020

Cash flows from operating activities:
Net income	$6,525	$5,888	$3,619
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	444	394	376
Severance and related charges	(4)	148	—
Deferred income taxes	(223)	80	80
Other	36	(70)	60
Share-based compensation	413	346	307
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,109)	(1,989)	(427)
Inventories	(1,590)	(405)	(421)
Other current and non-current assets	(16)	(602)	(161)
Accounts payable and accrued expenses	390	465	327
Contract liabilities	1,039	755	(16)
Income taxes payable	(541)	396	(10)
Other liabilities	35	36	70
Cash provided by operating activities	5,399	5,442	3,804
Cash flows from investing activities:
Capital expenditures	(787)	(668)	(422)
Cash paid for acquisitions, net of cash acquired	(441)	(12)	(107)
Proceeds from sales and maturities of investments	1,363	1,471	1,754
Purchases of investments	(1,492)	(2,007)	(1,355)
Cash used in investing activities	(1,357)	(1,216)	(130)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	—	2,979
Debt repayments	—	—	(2,882)
Proceeds from common stock issuances	199	175	174
Common stock repurchases	(6,103)	(3,750)	(649)
Tax withholding payments for vested equity awards	(266)	(178)	(172)
Payments of dividends to stockholders	(873)	(838)	(787)
Cash used in financing activities	(7,043)	(4,591)	(1,337)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(3,001)	(365)	2,337
Cash, cash equivalents and restricted cash equivalents — beginning of period	5,101	5,466	3,129
Cash, cash equivalents and restricted cash equivalents — end of period	$2,100	$5,101	$5,466
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$1,995	$4,995	$5,351
Restricted cash equivalents included in deferred income taxes and other assets	105	106	115
Total cash, cash equivalents, and restricted cash equivalents	$2,100	$5,101	$5,466
Supplemental cash flow information:
Cash payments for income taxes	$1,869	$851	$542
Cash refunds from income taxes	$156	$27	$68
Cash payments for interest	$205	$205	$219
See accompanying Notes to Consolidated Financial Statements.

Note 1      Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (Applied or the Company) after elimination of intercompany balances and transactions. All references to a fiscal year apply to Applied’s fiscal year which ends on the last Sunday in October. Fiscal 2022, 2021 and 2020 contained 52, 53 and 52 weeks, respectively. Each fiscal quarter of 2022 and 2020 contained 13 weeks. The first fiscal quarter of 2021 contained 14 weeks, while the second, third and fourth quarters of fiscal 2021 contained 13 weeks.
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
As of October 30, 2022, the COVID-19 pandemic and worldwide response remains fluid. As a result, many of Applied’s estimates and assumptions are subject to increased judgment and volatility. These estimates may differ materially in future periods as the pandemic continues to evolve and additional information becomes available.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payment Terms. Payment terms vary by contract. Generally, the majority of payments are due within a certain number of days from shipment of goods or performance of service. The remainder is typically due upon customer technical acceptance. Applied typically receives deposits on future deliverables from customers in the Semiconductor Systems and Display and Adjacent Markets segments and, in certain instances, may also receive deposits from customers in the Applied Global Services segment. Applied’s payment terms do not generally contain a significant financing component.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
Applied uses financial instruments, such as foreign currency forward and option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of Applied’s foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. In certain cases, Applied also uses interest rate swap or lock agreements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. The terms of derivative financial instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Applied’s derivative financial instruments are recorded as assets or liabilities at fair value and reported at gross on its Consolidated Balance Sheets. However, under master netting agreements in place with its counterparties, Applied may net settle transactions of the same currency under certain circumstances. For derivative instruments designated and qualifying as cash flow hedges, the gain or loss is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. Any portion excluded from the assessment of effectiveness is recognized in the same line as the hedged transaction but may be recognized in a different manner, e.g. amortized. If a hedged transaction becomes probable of not occurring according to the original strategy, the hedge relationship is discontinued and the gain or loss on the associated derivative is recorded promptly in earnings. For hedges of existing foreign currency denominated assets or liabilities, the gain or loss is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
Foreign Currency
As of October 30, 2022, all of Applied’s subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to the non-monetary assets and liabilities, which are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in interest and other income, net in the Consolidated Statements of Operations as incurred.
Concentrations of Credit Risk
Financial instruments that potentially subject Applied to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable and derivative financial instruments used in hedging activities. Applied invests in a variety of financial instruments, such as, but not limited to, commercial paper, corporate and municipal bonds, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. Applied is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but does not expect any counterparties to fail to meet their obligations. Applied performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Applied maintains an allowance for potentially uncollectible accounts receivable based on its assessment of the collectability of accounts receivable. Applied regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, Applied utilizes deposits and/or letters of credit to mitigate credit risk when considered appropriate.
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

Fiscal Year	2022	2021	2020

	(In millions, except per share amounts)
Numerator:
Net income	$6,525	$5,888	$3,619
Denominator:
Weighted average common shares outstanding	871	910	916
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	6	9	7
Denominator for diluted earnings per share	877	919	923
Basic earnings per share	$7.49	$6.47	$3.95
Diluted earnings per share	$7.44	$6.40	$3.92
Potentially weighted dilutive securities	3	—	—

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize Applied’s cash, cash equivalents and investments by security type:

October 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,199	$—	$—	$1,199
Cash equivalents:
Money market funds	660	—	—	660
U.S. Treasury and agency securities	4	—	—	4
Municipal securities	13	—	—	13
Commercial paper, corporate bonds and medium-term notes	119	—	—	119
Total Cash equivalents	796	—	—	796
Total Cash and Cash equivalents	$1,995	$—	$—	$1,995
Short-term and long-term investments:
Bank certificate of deposit	$7	$—	$—	$7
U.S. Treasury and agency securities	435	—	13	422
Non-U.S. government securities*	7	—	1	6
Municipal securities	389	—	16	373
Commercial paper, corporate bonds and medium-term notes	595	—	21	574
Asset-backed and mortgage-backed securities	432	—	19	413
Total fixed income securities	1,865	—	70	1,795
Publicly traded equity securities	85	63	26	122
Equity investments in privately-held companies	567	86	4	649
Total equity investments	652	149	30	771
Total short-term and long-term investments	$2,517	$149	$100	$2,566
Total Cash, Cash equivalents and Investments	$4,512	$149	$100	$4,561
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
________________________
*Includes Canadian provincial government debt.

Maturities of Investments
The following table summarizes the contractual maturities of Applied’s investments at October 30, 2022:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$538	$531
Due after one through five years	888	844
Due after five years	7	7
No single maturity date**	1,084	1,184
Total	$2,517	$2,566
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
At October 30, 2022, gross unrealized losses related to Applied’s debt investment portfolio were not material. Applied regularly reviews its debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that Applied will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During fiscal 2022, 2021 and 2020, gross realized gains and losses related to Applied’s debt investment portfolio investments were not material.
During fiscal 2022 and 2021, Applied did not recognize significant credit losses and the ending allowance for credit losses was not material. Applied determined that the gross unrealized losses on its marketable fixed-income securities at October 25, 2020 were temporary in nature and therefore it did not recognize any impairment of its marketable fixed-income securities for fiscal 2020. During fiscal 2022, 2021 and 2020, impairment charges on equity investments in privately-held companies were not material. These impairment charges are included in interest and other income, net in the Consolidated Statement of Operations.
The components of gain (loss) on equity investments for each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Publicly traded equity securities
Unrealized gain	$30	$14	$14
Unrealized loss	(62)	(11)	(17)
Realized gain on sales	7	2	1
Equity investments in privately-held companies
Unrealized gain	41	65	18
Unrealized loss	(5)	(12)	(7)
Realized gain on sales	3	48	8
Realized loss on sales or impairment	(7)	(7)	(8)
Total gain (loss) on equity investments, net	$7	$99	$9

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
Applied’s investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, Applied uses pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, Applied generally obtains non-binding price quotes from brokers. Applied then reviews the information provided by the pricing services or brokers to determine the fair value of its short-term and long-term investments. In addition, to validate pricing information obtained from pricing services, Applied periodically performs supplemental analysis on a sample of securities. Applied reviews any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 30, 2022, substantially all of Applied’s available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	October 30, 2022			October 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$765	$—	$765	$3,662	$—	$3,662
Bank certificate of deposit	—	7	7	—	—	—
U.S. Treasury and agency securities	404	22	426	296	18	314
Non-U.S. government securities	—	6	6	—	5	5
Municipal securities	—	386	386	—	391	391
Commercial paper, corporate bonds and medium-term notes	—	693	693	—	597	597
Asset-backed and mortgage-backed securities	—	413	413	—	557	557
Total available-for-sale debt security investments	$1,169	$1,527	$2,696	$3,958	$1,568	$5,526
Equity investments with readily determinable values
Publicly traded equity securities	$122	$—	$122	$58	$—	$58
Total equity investments with readily determinable values	$122	$—	$122	$58	$—	$58
Total	$1,291	$1,527	$2,818	$4,016	$1,568	$5,584
 _________________________
* Amounts as of October 30, 2022 and October 31, 2021 include $105 million and $106 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
Applied did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 30, 2022 or October 31, 2021.
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
During fiscal 2022, 2021 and 2020, impairment charges on equity investments in privately-held companies were not material.
Other
The carrying amounts of Applied’s financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, notes payable - short term, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 30, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion, and the estimated fair value was $4.8 billion. At October 31, 2021, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $6.4 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 30, 2022 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, Applied promptly recognizes the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for fiscal years 2022, 2021 or 2020.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of October 30, 2022 and October 31, 2021, the total outstanding notional amounts of foreign exchange contracts were both $2.1 billion. The fair values of foreign exchange derivative instruments at October 30, 2022 and October 31, 2021 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Derivatives in Cash Flow Hedging Relationships
	2022	2021	2020
	(In millions)
Foreign exchange contracts	$128	$36	$3
Interest rate contracts	—	—	(151)
Total	$128	$36	$(148)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Statements of Operations were as follows:

		Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Statement of Operations	Amounts of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Statement of Operations
	(In millions)
2022
Foreign Exchange Contracts:
Net Sales	$25,785	$100	$—
Cost of products sold	$13,792	(12)	—
Research, development and engineering	$2,771	(7)	(1)
Marketing and selling	$703	(3)	—
General and administrative	$735	(3)	—
Interest Rate Contracts:
Interest expense	$228	(13)	—
		$62	$(1)

2021
Foreign Exchange Contracts:
Net Sales	$23,063	$4	$—
Cost of products sold	$12,149	2	(2)
Research, development and engineering	$2,485	3	—
General and administrative	$620	1	—
Interest Rate Contracts:
Interest expense	$236	(13)	—
		$(3)	$(2)

2020
Foreign Exchange Contracts:
Net Sales	$17,202	$(2)	$4
Cost of products sold	$9,510	6	(3)
Research, development and engineering	$2,234	4	—
General and administrative	$567	1	—
Interest Rate Contracts:
Interest expense	$240	(7)	—
		$2	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	2022	2021	2020

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$67	$29	$(10)
Total return swaps - deferred compensation	Cost of products sold	(3)	3	1
Total return swaps - deferred compensation	Operating expenses	(29)	29	6
Total return swaps - deferred compensation	Interest and other income, net	(2)	(1)	(1)
Total		$33	$60	$(4)

Credit Risk Contingent Features
If Applied’s credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 30, 2022 and October 31, 2021.
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
Applied sold $1.0 billion, $1.3 billion and $1.2 billion of accounts receivable during fiscal 2022, 2021 and 2020, respectively. Applied did not discount letters of credit issued by customers in fiscal 2022 and 2021. Applied discounted letters of credit issued by customers of $105 million in fiscal 2020. There was no discounting of promissory notes in each of fiscal 2022, 2021 and 2020. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
Accounts receivable are presented net of allowance for credit losses of $29 million at October 30, 2022 and October 31, 2021. Changes in allowance for credit losses in each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Beginning balance	$29	$30	$30
Provision	—	—	—
Deductions[1]	—	(1)	—
Ending balance	$29	$29	$30
_____________________________
1 Deductions primarily represent releases of credit losses credited to expense as a result of an overall lower risk profile of Applied’s customers and cash collections.
 Applied sells its products principally to manufacturers within the semiconductor and display industries. While Applied believes that its allowance for credit losses is adequate and represents its best estimate as of October 30, 2022, it continues to closely monitor customer liquidity and industry and economic conditions, which may result in changes to Applied’s estimates.

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
Contract balances at the end of each reporting period were as follows:

	October 30, 2022	October 31, 2021
	(In millions)

Contract assets	$173	$201
Contract liabilities	$3,142	$2,076
The decrease in contract assets during fiscal 2022, was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During fiscal 2022, Applied recognized revenue of approximately $1.9 billion related to contract liabilities at October 31, 2021. This reduction in contract liabilities was offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of October 30, 2022.
There were no credit losses recognized on Applied’s accounts receivables and contract assets during fiscal 2022 and 2021.
As of October 30, 2022, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $4.8 billion, of which approximately 28% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
New export rules and regulations issued in December 2022 are expected to reduce remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more by approximately $944 million, none of which was expected to be recognized within 12 months.
Applied has elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	October 30, 2022	October 31, 2021

	(In millions)
Inventories
Customer service spares	$1,409	$1,251
Raw materials	1,807	1,136
Work-in-process	1,029	873
Finished goods	1,687	1,049
	$5,932	$4,309
 Included in finished goods inventory are $704 million at October 30, 2022 and $325 million at October 31, 2021 of systems at customer locations where the sales transaction did not meet Applied’s revenue recognition criteria as set forth in Note 1, of which $45 million at October 30, 2022 and $58 million at October 31, 2021 is related to newly-introduced systems. Finished goods inventory includes $422 million and $380 million of evaluation inventory at October 30, 2022 and October 31, 2021, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 30, 2022	October 31, 2021

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$461	$593
Prepaid expenses and other	883	793
	$1,344	$1,386

	Useful Life	October 30, 2022	October 31, 2021

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$387	$334
Buildings and improvements	3-30	2,027	1,780
Demonstration and manufacturing equipment	3-5	2,083	1,820
Furniture, fixtures and other equipment	3-5	743	720
Construction in progress		389	326
Gross property, plant and equipment		5,629	4,980
Accumulated depreciation		(3,322)	(3,046)
		$2,307	$1,934

Depreciation expense was $404 million, $345 million and $320 million for fiscal 2022, 2021 and 2020 respectively.

	October 30, 2022	October 31, 2021

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,395	$1,623
Operating lease right-of-use assets	389	294
Income tax receivables and other assets	691	229
	$2,475	$2,146

	October 30, 2022	October 31, 2021

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,755	$1,472
Compensation and employee benefits	905	924
Warranty	286	242
Dividends payable	220	214
Income taxes payable	319	734
Other accrued taxes	30	24
Interest payable	39	39
Operating lease liabilities, current	85	73
Other	598	546
	$4,237	$4,268

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 30, 2022	October 31, 2021

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$107	$193
Operating lease liabilities, non-current	287	228
Other	338	271
	$732	$692

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
In performing a qualitative assessment, Applied considers business conditions and other factors including, but not limited to (i) adverse industry or economic trends, (ii) restructuring actions and lower projections that may impact future operating results, (iii) sustained decline in share price, and (iv) overall financial performance and other events affecting the reporting units. If Applied concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is performed by estimating the fair value of the reporting unit and comparing it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, Applied would record an impairment charge equal to the excess of the carrying value of the reporting unit over its fair value.
As of October 30, 2022, Applied’s reporting units include Semiconductor Products Group and Imaging and Process Control Group, which combine to form the Semiconductor Systems reporting segment, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
In the fourth quarter of fiscal 2022, Applied performed a qualitative assessment to test goodwill for all of its reporting units for impairment. Applied determined that it was more likely than not that each of its reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the quantitative goodwill impairment test for any of its reporting units. The evaluation of goodwill and intangible assets for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, Applied will be required to reassess and update its forecasts and estimates used in future impairment analyses. If the results of these future analyses are lower than current estimates, a material impairment charge may result at that time.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of goodwill and indefinite-lived intangible assets as of:

	October 30, 2022			October 31, 2021
	Goodwill	Indefinite-lived Intangible Assets	Total	Goodwill	Indefinite-lived Intangible Assets	Total

	(In millions)
Semiconductor Systems	$2,428	$16	$2,444	$2,207	$—	$2,207
Applied Global Services	1,032	—	1,032	1,032	—	1,032
Display and Adjacent Markets	199	—	199	199	—	199
Corporate and Other	41	1	42	41	—	41
Carrying amount	$3,700	$17	$3,717	$3,479	$—	$3,479
From time to time, Applied makes acquisitions of companies related to existing or new markets for Applied. During fiscal 2022, goodwill and indefinite-lived intangible assets increased by $221 million and $17 million, respectively, primarily due to the preliminary purchase accounting for acquisitions during the third quarter of fiscal 2022, which were not material to Applied’s results of operations.
A summary of Applied’s purchased technology and intangible assets is set forth below:

	October 30, 2022	October 31, 2021

	(In millions)
Purchased technology, net	$256	$46
Intangible assets - finite-lived, net	66	58
Intangible assets - indefinite-lived	17	—
Total	$339	$104
The increase in purchased technology and intangible assets during fiscal 2022 was primarily due to the preliminary purchase accounting for acquisitions during the third quarter of fiscal 2022, which were not material to Applied’s results of operations.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of finite-lived intangible assets were as follows:

	October 30, 2022			October 31, 2021
	Purchased Technology	Other Intangible Assets	Total	Purchased Technology	Other Intangible Assets	Total

	(In millions)
Gross carrying amount:
Semiconductor Systems	$1,707	$278	$1,985	$1,476	$256	$1,732
Applied Global Services	35	44	79	35	44	79
Display and Adjacent Markets	158	36	194	163	38	201
Corporate and Other	18	18	36	13	16	29
Gross carrying amount	$1,918	$376	$2,294	$1,687	$354	$2,041
Accumulated amortization:
Semiconductor Systems	$(1,461)	$(214)	$(1,675)	$(1,446)	$(203)	$(1,649)
Applied Global Services	(33)	(44)	(77)	(32)	(44)	(76)
Display and Adjacent Markets	(158)	(36)	(194)	(161)	(38)	(199)
Corporate and Other	(10)	(16)	(26)	(2)	(11)	(13)
Accumulated amortization	$(1,662)	$(310)	$(1,972)	$(1,641)	$(296)	$(1,937)
Carrying amount	$256	$66	$322	$46	$58	$104

Details of amortization expense for each fiscal year by segment were as follows:

	2022	2021	2020

	(In millions)
Semiconductor Systems	$31	$41	$40
Applied Global Services	1	1	1
Display and Adjacent Markets	2	5	13
Corporate and Other	6	2	2
Total	$40	$49	$56

Amortization expense for each fiscal year was charged to the following categories:

	2022	2021	2020

	(In millions)
Cost of products sold	$27	$29	$37
Research, development and engineering	—	1	1
Marketing and selling	13	19	18
Total	$40	$49	$56

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 30, 2022, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2023	$42
2024	39
2025	37
2026	37
2027	24
Thereafter	143
Total	$322

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
No amounts were outstanding under the Revolving Credit Agreement as of October 30, 2022 and October 31, 2021.
In addition, Applied has revolving credit facilities with Japanese banks pursuant to which it may borrow up to approximately $54 million in aggregate at any time. Applied’s ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of October 30, 2022 and October 31, 2021, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
Applied has a short-term commercial paper program under which Applied may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. At October 30, 2022 and October 31, 2021, Applied did not have any commercial paper outstanding. Subsequent to the end of fiscal 2022, Applied issued $200 million of short-term commercial paper with a weighted-average interest rate of 4.30% and maturities ranging from 43 days to 71 days.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Unsecured Notes
Debt outstanding as of October 30, 2022 and October 31, 2021 was as follows:

	Principal Amount
	October 30, 2022	October 31, 2021	Effective Interest Rate	Interest Pay Dates
	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(12)	(14)
Total unamortized debt issuance costs	(31)	(34)
Total long-term debt	$5,457	$5,452

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
The components of lease expense and supplemental information were as follows:

	2022	2021	2020
	(In millions, except percentage)
Operating lease cost	$93	$79	$69
Weighted-average remaining lease term (in years)	6.3	5.1	5.2
Weighted-average discount rate	2.5%	1.7%	1.8%

Supplemental cash flow information related to leases are as follows:

	2022	2021	2020
	(In millions)
Operating cash flows paid for operating leases	$107	$79	$70
Right-of-use assets obtained in exchange for operating lease liabilities	$204	$123	$156

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 30, 2022, the maturities of lease liabilities are as follows:

Operating Leases
Fiscal	(In millions)
2023	$93
2024	84
2025	65
2026	34
2027	26
Thereafter	105
Total lease payments	407
Less imputed interest	(35)
Total	$372

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
During fiscal 2022 and 2021, Applied recorded an adjustment of $4 million and recognized a total expense of $157 million, of severance and related charges, respectively, in connection with the Fiscal 2021 Severance Plan.
Severance and related charges and adjustments by segment were as follows:

	2022	2021
	(In millions)
Display and Adjacent Markets	$—	$8
Corporate and Other	(4)	149
Total	$(4)	$157
Changes in severance and related charges reserves related to the Fiscal 2021 Severance Plan described above were as follows:

Severance and Related Charges Reserves
(In millions)
Balance as of October 25, 2020	$—
Provision for severance	158
Adjustment to provision for severance	(1)
Consumption of reserves	(140)
Balance as of October 31, 2021	17
Adjustment to provision for severance	(4)
Consumption of reserves	(13)
Balance as of October 30, 2022	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 27, 2019	$11	$(16)	$(188)	$13	(180)
Other comprehensive income (loss) before reclassifications	16	(115)	(21)	—	(120)
Amounts reclassified out of AOCI	(7)	(2)	10	—	1
Other comprehensive income (loss), net of tax	9	(117)	(11)	—	(119)
Balance at October 25, 2020	$20	$(133)	$(199)	$13	$(299)
Other comprehensive income (loss) before reclassifications	(14)	28	20	—	34
Amounts reclassified out of AOCI	(7)	2	10	—	5
Other comprehensive income, net of tax	(21)	30	30	—	39
Balance at October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(60)	100	71	—	111
Amounts reclassified out of AOCI	(14)	(49)	10	—	(53)
Other comprehensive income (loss), net of tax	(74)	51	81	—	58
Balance at October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)

The tax effects on net income of amounts reclassified from AOCI for the fiscal years 2022, 2021 and 2020 were $36 million, $19 million and $35 million, respectively.
Stock Repurchase Program
In March 2022, Applied’s Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases, which supplemented the previously existing $7.5 billion authorization approved in March 2021. At October 30, 2022, approximately $4.9 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes Applied’s stock repurchases for each fiscal year:

	2022	2021	2020

	(In millions, except per share amounts)
Shares of common stock repurchased	54	28	12
Cost of stock repurchased	$6,103	$3,750	$649
Average price paid per share	$113.84	$134.03	$56.32
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
During fiscal 2022, Applied’s Board of Directors declared one quarterly cash dividend of $0.24 per share and three quarterly cash dividends of $0.26 per share. During fiscal 2021, Applied’s Board of Directors declared one quarterly cash dividend of $0.22 per share and three quarterly cash dividends of $0.24 per share. During fiscal 2020, Applied’s Board of Directors declared one quarterly cash dividend of $0.21 per share and three quarterly cash dividends of $0.22 per share. Dividends paid during fiscal 2022, 2021 and 2020 amounted to $873 million, $838 million and $787 million, respectively. Applied currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on Applied’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of Applied’s stockholders.
Share-Based Compensation
Applied has a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control of Applied. In addition, Applied has an Omnibus Employees’ Stock Purchase Plan (ESPP), which enables eligible employees to purchase Applied common stock.
Applied recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Cost of products sold	$147	$118	$103
Research, development, and engineering	151	129	116
Marketing and selling	49	43	36
General and administrative	66	56	52
Total share-based compensation	$413	$346	$307

Income tax benefits recognized	$51	$43	$39
The cost associated with share-based awards is recognized over the awards’ service period for the entire award on a straight-line basis, adjusting for estimated forfeitures. Applied calculates estimated forfeiture rate on an annual basis, based on historical forfeiture activities. Share-based awards granted to certain members of senior management allow for partial accelerated vesting in the event of a qualifying retirement based on age and years of service. The cost associated with performance-based equity awards, which include performance and/or market goals, is recognized for each tranche over the service period. The cost of the portion of performance-based equity awards subject to performance goals is recognized based on an assessment of the likelihood that the applicable performance goals will be achieved, and the cost of the portion of performance-based equity awards subject to market goals is recognized based on the assumption of 100% achievement of the goal.
At October 30, 2022, Applied had $678 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under the ESPP, which will be recognized over a weighted average period of 2.6 years. At October 30, 2022, there were 31 million shares available for grant of share-based awards under the ESIP, and an additional 14 million shares available for issuance under the ESPP.
Stock Options
Stock options are rights to purchase, at future dates, shares of Applied common stock. The exercise price of each stock option equals the fair market value of Applied common stock on the date of grant. Options typically vest over three to four years, subject to the grantee’s continued service with Applied through the scheduled vesting date, and expire no later than seven years from the grant date. There were no stock options granted during fiscal 2022, 2021 and 2020. There were no outstanding stock options at the end of fiscal 2022.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
Restricted stock units are converted into shares of Applied common stock upon vesting on a one-for-one basis. Restricted stock has the same rights as other issued and outstanding shares of Applied common stock except these shares generally have no right to dividends and are held in escrow until the award vests. Performance share units and performance units are awards that result in a payment to a grantee, generally in shares of Applied common stock on a one-for-one basis, if performance goals, market goals and/or other vesting criteria are achieved or the awards otherwise vest. Restricted stock units, restricted stock, performance share units and performance units typically vest over three to four years and vesting is usually subject to the grantee’s continued service with Applied and, in some cases, achievement of specified performance and/or market goals. The compensation expense related to share-based awards subject solely to time-based vesting requirements (Service-Based Awards) is determined using the market value of Applied common stock, adjusted to exclude the present value of expected dividends during the vesting period. The market value of Applied common stock is calculated using the closing price of Applied common stock on the date of grant or if the grant date is not a trading date, the average of the closing prices on the trading dates immediately preceding and following the grant date. The compensation expense is recognized over the vesting period.
During fiscal 2022, 2021 and 2020, certain members of senior management were granted awards that are subject to the achievement of certain levels of specified performance and/or market goals, in addition to time-based vesting requirements (Performance Based-Awards).
Certain of Performance-Based Awards are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor’s 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by Applied through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial payout based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.
During fiscal 2021, certain executive officers were also granted non-recurring long-term Performance-Based Awards that are subject to the achievement of targeted levels of Applied’s absolute TSR. The awards become eligible to vest only if targeted levels of TSR are achieved during a five-year performance period and will vest only if the grantee remains employed by Applied through the vesting date in October 2025, except in the event of involuntary termination of employment without cause, death or following a change of control. The number of shares that may vest in full after five years ranges from 0% to 200% of the target amount.
The fair value of the portion of the Performance-Based Awards subject to targeted levels of adjusted operating margin is estimated on the date of grant based on the market value of Applied common stock, adjusted to exclude the present value of expected dividends during the vesting period. The market value of Applied common stock is calculated using the closing price of Applied common stock on the date of the grant or if the grant date is not a trading date, the average of the closing prices on the trading dates immediately preceding and following the grant date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period and reduced for estimated forfeitures.
The fair value of the portion of the Performance-Based Awards subject to targeted levels of relative TSR or absolute TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the assumptions used for the valuation of share-based awards for the periods presented:

	2022	2021	2020
Service-Based Awards and the portion of Performance-Based Awards subject to performance goals:
Grant date market value	$74.62 - $157.29	$74.37 - $143.05	$39.18 - $66.43
Risk-free interest rate	0.16% - 4.48%	0.04% - 0.82%	0.11% - 1.70%
Dividend yield	0.47% - 3.83%	0.20% - 3.09%	1.69% - 6.23%
Fair value	$72.24 - $154.88	$72.20 - $140.66	$37.02 - $64.37

	2022	2021*	2020
Portion of Performance-Based Awards subject to market goals:
Grant date market value	$146.49	$86.10 - $88.84	$55.84
Risk-free interest rate	0.87%	0.20% - 0.41%	1.59%
Dividend yield	0.66%	0.99% - 1.02%	1.50%
Expected volatility	47.35%	40.51% - 47.00%	34.96%
Fair value	$210.69	$129.27 - $136.81	$74.00
 ________________________
*Fiscal 2021 included both annual and non-recurring long-term Performance-Based Awards.
A summary of the changes in restricted stock units, restricted stock, performance shares and performance units outstanding under Applied’s equity compensation plans is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 27, 2019	18	$35.78	2.1 years	$985
Granted	6	$53.89
Vested	(8)	$31.25
Canceled	(1)	$42.61
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 25, 2020	15	$45.36	2.2 years	$914
Granted	5	$92.04
Vested	(6)	$43.11
Canceled	(1)	$59.41
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 31, 2021	13	$63.29	2.2 years	$1,752
Granted	4	$132.44
Vested	(5)	$54.00
Canceled	(1)	$82.54
Non-vested restricted stock units, restricted stock, performance shares and performance units at October 30, 2022	11	$92.31	2.2 years	$1,024
Non-vested restricted stock units, restricted stock, performance shares and performance units expected to vest	11	$90.78	2.0 years	$997
At October 30, 2022, 0.9 million additional Performance-Based Awards could be earned based upon achievement of certain levels of specified performance and/or market goals.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase Applied common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Applied common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Applied’s purchasing cycle began in March and September of each of fiscal 2022, 2021 and 2020. Applied issued 2 million shares in fiscal 2022 at a weighted average price of $93.30 per share, 3 million shares in fiscal 2021 at a weighted average price of $70.29 per share and 3 million shares in fiscal 2020 at a weighted average price of $45.37 per share, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2022	2021	2020
ESPP:
Dividend yield	0.97%	0.72%	1.41%
Expected volatility	46.8%	41.3%	48.2%
Risk-free interest rate	2.24%	0.05%	0.58%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$30.23	$33.77	$17.30

Note 14      Employee Benefit Plans
Employee Bonus Plans
Applied has various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to Applied employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to Applied’s executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2022, 2021 and 2020 were $623 million, $631 million and $471 million, respectively.
Employee Savings and Retirement Plan
Applied’s Employee Savings and Retirement Plan (the 401(k) Plan) is qualified under Sections 401(a) and (k) of the Internal Revenue Code (the Code). Eligible employees may make salary deferral and catch-up contributions under the 401(k) Plan on a pre-tax basis and on a Roth basis, subject to an annual dollar limit established by the Code. Applied matches 100% of participant salary and/or Roth deferral contributions up to the first 3% of eligible contribution and then 50% of every dollar between 4% and 6% of eligible contribution. Applied does not make matching contributions on any catch-up contributions made by participants. Plan participants who were employed by Applied or any of its affiliates became 100% vested in their Applied matching contribution account balances. Applied’s matching contributions under the 401(k) Plan were approximately $67 million for fiscal 2022, $61 million for fiscal 2021 and $52 million for fiscal 2020.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in benefit obligations and plan assets, which includes post-retirement benefits, for each fiscal year is presented below:

	2022	2021	2020

	(In millions, except percentages)
Change in projected benefit obligation
Beginning projected benefit obligation	$685	$674	$617
Service cost	14	15	13
Interest cost	9	8	8
Plan participants’ contributions	1	1	1
Actuarial (gain) loss	(201)	(1)	6
Foreign currency exchange rate changes	(84)	3	33
Benefits paid	(10)	(15)	(10)
Plan amendments and other adjustments	—	—	6
Ending projected benefit obligation	$414	$685	$674
Ending accumulated benefit obligation	$371	$626	$627
Range of assumptions to determine benefit obligations
Discount rate	1.5% - 7.3%	0.6% - 6.6%	0.4% - 6.5%
Rate of compensation increase	2.7% - 10.0%	2.4% - 10.0%	2.3% - 10.0%
Change in plan assets
Beginning fair value of plan assets	$491	$431	$409
Return on plan assets	(78)	49	—
Employer contributions	11	22	12
Plan participants’ contributions	1	1	1
Foreign currency exchange rate changes	(64)	3	19
Benefits paid	(10)	(15)	(10)
Ending fair value of plan assets	$351	$491	$431
Funded status	$(63)	$(194)	$(243)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$45	$1	$—
Current liability	(1)	(2)	(2)
Noncurrent liability	(107)	(193)	(241)
Total	$(63)	$(194)	$(243)
Estimated amortization from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal period
Actuarial loss	$4	$11	$14
Prior service credit	—	—	—
Total	$4	$11	$14
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$98	$200	$242
Prior service credit	1	1	—
Total	$99	$201	$242
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$126	$472	$674
Fair value of plan assets	$17	$277	$431
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$88	$413	$627
Fair value of plan assets	$17	$277	$431

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2022	2021
Plan assets — allocation
Equity securities	26%	35%
Debt securities	37%	33%
Insurance contracts	21%	23%
Other investments	15%	9%
Cash	1%	—%
The following table presents a summary of the ending fair value of the plan assets:

	October 30, 2022				October 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(In millions)
Equity securities	$84	$—	$—	$84	$137	$—	$—	$137
Debt securities	56	—	—	56	79	—	—	79
Insurance contracts	—	—	72	72	—	—	110	110
Other investments	—	52	—	52	—	17	—	17
Cash	3	—	—	3	2	—	—	2
Total assets at fair value	$143	$52	$72	267	$218	$17	$110	345
Assets measured at net asset value				84				146
Total				$351				$491

The following table presents the activity in Level 3 instruments for each fiscal year:

	2022	2021

	(In millions)
Balance, beginning of year	$110	$39
Actual return on plan assets:
Relating to assets still held at reporting date	(24)	—
Purchases, sales, settlements, net	—	72
Currency impact	(14)	(1)
Balance, end of year	$72	$110
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the components of net periodic benefit costs and the weighted average assumptions used for net periodic benefit cost calculations for each fiscal year is presented below:

	2022	2021	2020

	(In millions, except percentages)
Components of net periodic benefit cost
Service cost	$14	$15	$13
Interest cost	9	8	8
Expected return on plan assets	(21)	(21)	(22)
Amortization of actuarial loss and prior service credit	10	14	12
Net periodic benefit cost	$12	$16	$11
Weighted average assumptions
Discount rate	1.41%	1.18%	1.23%
Expected long-term return on assets	4.56%	4.80%	5.10%
Rate of compensation increase	2.89%	2.74%	2.69%
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
Future expected benefit payments for the pension plans and the postretirement plan over the next ten fiscal years are as follows:

Benefit Payments
(In millions)
2023	$8
2024	13
2025	13
2026	13
2027	14
2028-2032	94
Total	$155
Company contributions to these plans for fiscal 2023 are expected to be approximately $6 million.
Executive Deferred Compensation Plans
Applied sponsors two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by Applied effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, Applied also sponsors a non-qualified deferred compensation plan as a result of the acquisition of Varian. Amounts payable for all plans, including accrued deemed interest, totaled $200 million and $206 million at October 30, 2022 and October 31, 2021, respectively, which were included in other liabilities in the Consolidated Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15     Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2022	2021	2020

	(In millions)
U.S.	$1,171	$512	$92
Foreign	6,428	6,259	4,074
	$7,599	$6,771	$4,166
The components of the provision for income taxes for each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Current:
U.S.	$590	$462	$196
Foreign	275	344	263
State	14	17	20
	879	823	479
Deferred:
U.S.	(62)	(3)	(3)
Foreign	265	67	76
State	(8)	(4)	(5)
	195	60	68
	$1,074	$883	$547
A reconciliation between the statutory U.S. federal income tax rate and Applied’s actual effective income tax rate for each fiscal year is presented below:

	2022	2021	2020
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations taxed at various rates	(4.4)	(7.0)	(5.9)
Changes in prior years’ unrecognized tax benefits	(0.9)	0.2	0.5
Resolutions of prior years’ income tax filings	(0.2)	(0.1)	(1.0)
Research and other tax credits	(1.0)	(0.9)	(1.3)
Other	(0.4)	(0.2)	(0.2)
	14.1%	13.0%	13.1%
Applied’s provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Applied’s effective tax rate for fiscal 2022 was higher than fiscal 2021 primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore, partially offset by changes in uncertain tax positions. Applied’s effective tax rate for fiscal 2021 was slightly lower than fiscal 2020 primarily due to higher proportion of pre-tax income in lower tax jurisdictions, partially offset by resolutions of prior years’ income tax filings.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2022 for Singapore is 17%. Applied has been granted conditional reduced tax rates that expire beginning in fiscal 2025, excluding potential renewal and subject to certain conditions with which Applied expects to comply. The tax benefits arising from these tax rates were $232 million or $0.26 per diluted share and $370 million or $0.40 per diluted share and $215 million or $0.23 per diluted share for fiscal 2022, 2021 and 2020, respectively.
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

	October 30, 2022	October 31, 2021

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$5	$4
Inventory reserves and basis difference	131	112
Installation and warranty reserves	29	29
Intangible assets	984	1,281
Accrued liabilities	35	31
Deferred revenue	82	25
Tax credits	453	369
Deferred compensation	125	133
Share-based compensation	42	34
Lease liability	81	61
Other	67	89
Gross deferred tax assets	2,034	2,168
Valuation allowance	(460)	(361)
Total deferred tax assets	1,574	1,807
Deferred tax liabilities:
Fixed assets	(111)	(93)
Right of use assets	(80)	(62)
Undistributed foreign earnings	(39)	(37)
Total deferred tax liabilities	(230)	(192)
Net deferred tax assets	$1,344	$1,615
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Beginning balance	$361	$314	$257
Increases	99	47	57
Ending balance	$460	$361	$314

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At October 30, 2022, Applied has state research and development tax credit carryforwards of $453 million, including $427 million of credits that are carried over until exhausted and $23 million that are carried over for 15 years and begin to expire in fiscal 2031. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.
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

	2022	2021	2020

	(In millions)
Beginning balance of gross unrecognized tax benefits	$537	$496	$845
Settlements with tax authorities	(25)	—	(446)
Lapses of statutes of limitation	—	(4)	(3)
Increases in tax positions for current year	26	26	44
Increases in tax positions for prior years	28	23	91
Decreases in tax positions for prior years	(68)	(4)	(35)
Ending balance of gross unrecognized tax benefits	$498	$537	$496
In fiscal 2020, Applied settled tax audits in Singapore related to fiscal 2012 through fiscal 2019 for additional tax payments of $72 million and a reduction of future tax deductions of $374 million. The tax expense impact of these settlements was $26 million.
Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2022, 2021 and 2020 was $14 million, $14 million and $24 million, respectively. The income tax liability for interest and penalties for fiscal 2022, 2021 and 2020 was $103 million, $88 million and $74 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2022, 2021 and 2020 are $388 million, $442 million, and $410 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
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

Note 16      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves during each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Beginning balance	$242	$201	$196
Provisions for warranty	254	223	165
Changes in reserves related to preexisting warranty	11	9	2
Consumption of reserves	(221)	(191)	(162)
Ending balance	$286	$242	$201

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Guarantees
In the ordinary course of business, Applied provides standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either Applied or its subsidiaries. As of October 30, 2022, the maximum potential amount of future payments that Applied could be required to make under these guarantee agreements was approximately $618 million. Applied has not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. Applied does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
Applied also has agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 30, 2022, Applied has provided parent guarantees to banks for approximately $294 million to cover these arrangements.
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

Note 17      Industry Segment Operations
Applied’s three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, Applied’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon Applied’s management organization structure as of October 30, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to Applied’s reportable segments.
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
The Display and Adjacent Markets segment includes products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), equipment upgrades and other display technologies for TVs, monitors, laptops, personal computers, smart phones, other consumer-oriented devices and solar energy cells.
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
Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net Sales	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2022:
Semiconductor Systems	$18,797	$6,969	$203	$249	$4,924	$3,995
Applied Global Services	5,543	1,661	31	38	997	1,788
Display and Adjacent Markets	1,331	260	31	30	148	129
Corporate and Other	114	(1,102)	179	470	(1)	20
Total	$25,785	$7,788	$444	$787	$6,068	$5,932
2021:
Semiconductor Systems	$16,286	$6,311	$194	$228	$3,886	$2,586
Applied Global Services	5,013	1,508	32	29	922	1,561
Display and Adjacent Markets	1,634	314	27	32	207	153
Corporate and Other	130	(1,244)	141	379	(62)	9
Total	$23,063	$6,889	$394	$668	$4,953	$4,309
2020:
Semiconductor Systems	$11,367	$3,714	$219	$226	$2,061	$2,139
Applied Global Services	4,155	1,127	34	30	764	1,545
Display and Adjacent Markets	1,607	291	31	29	179	195
Corporate and Other	73	(767)	92	137	(41)	25
Total	$17,202	$4,365	$376	$422	$2,963	$3,904
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Operating income (loss) for fiscal 2021 included severance and related charges as discussed in Note 12, Severance and Related Charges and a $154 million deal termination fee associated with the termination of a Share Purchase Agreement with Kokusai Electric Corporation and KKR HKE Investment L. P. during the second quarter of fiscal 2021.
Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	2022	2021	2020
Foundry, logic and other	66%	60%	59%
Dynamic random-access memory (DRAM)	19%	19%	20%
Flash memory	15%	21%	21%
	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciling items included in Corporate and Other were as follows:

	2022	2021	2020

	(In millions)
Unallocated net sales	$114	$130	$73
Unallocated cost of products sold and expenses	(807)	(725)	(533)
Share-based compensation	(413)	(346)	(307)
Severance and related charges	4	(149)	—
Deal termination fee	—	(154)	—
Total	$(1,102)	$(1,244)	$(767)

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and right-of-use assets and are attributed to the geographic location in which they are located. Fiscal 2021 long-lived asset amount has been updated to include right-of-use assets to conform with the current year presentation. Net sales and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2022	2021	2020

	(In millions)
Net sales:
United States	$3,104	$2,038	$1,619
China	7,254	7,535	5,456
Korea	4,395	5,012	3,031
Taiwan	6,262	4,742	3,953
Japan	2,012	1,962	1,996
Europe	1,674	1,097	736
Southeast Asia	1,084	677	411
Total outside United States	22,681	21,025	15,583
Consolidated total	$25,785	$23,063	$17,202

	October 30, 2022	October 31, 2021

	(In millions)
Long-lived assets:
United States	$2,725	$2,241
China	6	10
Korea	14	16
Taiwan	62	62
Japan	7	9
Europe	75	25
Southeast Asia	8	18
Total outside United States	172	140
Consolidated total	$2,897	$2,381

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following customers accounted for at least 10 percent of Applied’s net sales in each fiscal year, which were for products and services in multiple reportable segments:

	2022	2021	2020
Samsung Electronics Co., Ltd.	12%	20%	18%
Taiwan Semiconductor Manufacturing Company Limited	20%	15%	18%
Intel Corporation	10%	*	*
___________________________
* Less than 10%

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1	Amendment to Share Purchase Agreement, dated as of January 1, 2021, by and among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	1/4/2021
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	3/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through December 13, 2022	8-K	000-06920	3.02	12/16/2022
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Fourth Supplemental Indenture dated May 29, 2020, by and between Applied Materials, Inc. and U.S. Bank National Association	8-K	000-06920	4.1	5/29/2020
4.6	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-06920	4.6	12/11/2020
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Directors and certain officers†
10.2	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.3*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.4	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.5	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.6*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/27/2021
10.7*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/27/2021
10.8*	Form of Performance Shares Agreement for certain executive officers for use under the Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	2/25/2021
10.9*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.10*	Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan, effective September 1, 2021	8-K	000-06920	10.2	3/16/2021
10.11*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.12*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.13*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.14*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective October 27, 2014	10-Q	000-06920	10.4	2/19/2015
10.15*	Applied Materials, Inc. 2016 Deferred Compensation Plan, as amended and restated on January 1, 2021†
10.16*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 11, 2021	8-K	000-06920	10.1	3/16/2021
10.17*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective March 9, 2017	10-Q	000-06920	10.2	5/25/2017
10.18*	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.5	5/27/2021
10.19*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.6	5/27/2021
10.20	Share Purchase Agreement, dated as of June 30, 2019, among Applied Materials, Inc., Kokusai Electric Corporation and KKR HKE Investment L.P.	8-K	000-06920	2.1	7/1/2019
10.21*	Offer Letter, dated February 26, 2022, between Applied Materials, Inc. and Brice Hill	10-Q	000-06920	10.1	5/26/2022
10.22	Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	2/21/2020
10.23	Amendment No. 1, dated as of July 27, 2022, to the Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	10-Q	000-06920	10.1	8/25/2022
10.24*	Separation Agreement and Release, dated as of September 23, 2022, by and between Ali Salehpour and Applied Materials, Inc.	8-K	000-06920	10.1	9/29/2022
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 16, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary E. Dickerson, Brice Hill and Teri Little, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
******
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2022
Gary E. Dickerson
/s/ BRICE HILL	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 16, 2022
Brice Hill
/s/ JEFF BODNER	Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 16, 2022
Jeff Bodner

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 16, 2022
/S/ RANI BORKAR
Rani Borkar	Director	December 16, 2022
/S/ JUDY BRUNER
Judy Bruner	Director	December 16, 2022
/S/ XUN CHEN
Xun Chen	Director	December 16, 2022
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 16, 2022
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 16, 2022
/S/ ADRIANNA C. MA
Adrianna C. Ma	Director	December 16, 2022
/S/ KEVIN P. MARCH
Kevin P. March	Director	December 16, 2022
/s/ YVONNE MCGILL
Yvonne McGill	Director	December 16, 2022
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 16, 2022