Form 10-Q
period 2023-01-29
APPLIED MATERIALS INC /DE
filed 2023-02-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 29, 2023: 845,118,427

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 29, 2023	January 30, 2022

	(Unaudited)
Net sales	$6,739	$6,271
Cost of products sold	3,594	3,312
Gross profit	3,145	2,959
Operating expenses:
Research, development and engineering	771	654
Marketing and selling	197	167
General and administrative	207	166
Severance and related charges	—	(4)
Total operating expenses	1,175	983
Income from operations	1,970	1,976
Interest expense	59	57
Interest and other income (loss), net	50	6
Income before income taxes	1,961	1,925
Provision for income taxes	244	133
Net income	$1,717	$1,792
Earnings per share:
Basic	$2.03	$2.02
Diluted	$2.02	$2.00
Weighted average number of shares:
Basic	845	889
Diluted	849	897
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 29, 2023	January 30, 2022

	(Unaudited)
Net income	$1,717	$1,792
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	23	(15)
Change in unrealized net loss on derivative instruments	(56)	(3)
Other comprehensive income (loss), net of tax	(33)	(18)
Comprehensive income	$1,684	$1,774
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 29, 2023	October 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,547	$1,995
Short-term investments	500	586
Accounts receivable, net	5,385	6,068
Inventories	6,054	5,932
Other current assets	1,229	1,344
Total current assets	16,715	15,925
Long-term investments	2,088	1,980
Property, plant and equipment, net	2,494	2,307
Goodwill	3,718	3,700
Purchased technology and other intangible assets, net	332	339
Deferred income taxes and other assets	2,612	2,475
Total assets	$27,959	$26,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$199	$—
Accounts payable and accrued expenses	3,969	4,237
Contract liabilities	3,082	3,142
Total current liabilities	7,250	7,379
Long-term debt	5,458	5,457
Income taxes payable	975	964
Other liabilities	856	732
Total liabilities	14,539	14,532
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,605	8,593
Retained earnings	39,389	37,892
Treasury stock	(34,347)	(34,097)
Accumulated other comprehensive loss	(235)	(202)
Total stockholders’ equity	13,420	12,194
Total liabilities and stockholders’ equity	$27,959	$26,726
Amounts as of January 29, 2023 are unaudited. Amounts as of October 30, 2022 are derived from the October 30, 2022 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 29, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	1,717	—	—	—	1,717
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(33)	(33)
Dividends declared ($0.26 per common share)	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	148	—	—	—	—	148
Issuance under stock plans	3	—	(136)	—	—	—	—	(136)
Common stock repurchases	(2)	—	—	—	2	(250)	—	(250)
Balance as of January 29, 2023	845	$8	$8,605	$39,389	1,175	$(34,347)	$(235)	$13,420

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 30, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	1,792	—	—	—	1,792
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(18)	(18)
Dividends declared ($0.24 per common share)	—	—	—	(211)	—	—	—	(211)
Share-based compensation	—	—	118	—	—	—	—	118
Issuance under stock plans	3	—	(235)	—	—	—	—	(235)
Common stock repurchases	(12)	—	—	—	12	(1,803)	—	(1,803)
Balance as of January 30, 2022	883	$9	$8,130	$33,827	1,131	$(29,798)	$(278)	$11,890

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 29, 2023	January 30, 2022

	(Unaudited)
Cash flows from operating activities:
Net income	$1,717	$1,792
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	120	102
Severance and related charges	—	(4)
Share-based compensation	148	118
Deferred income taxes	(21)	1
Other	7	16
Changes in operating assets and liabilities:
Accounts receivable	683	548
Inventories	(122)	(217)
Other current and non-current assets	109	347
Accounts payable and accrued expenses	(567)	(393)
Contract liabilities	(60)	321
Income taxes payable	215	(34)
Other liabilities	41	61
Cash provided by operating activities	2,270	2,658
Cash flows from investing activities:
Capital expenditures	(287)	(144)
Cash paid for acquisitions, net of cash acquired	(20)	—
Proceeds from sales and maturities of investments	414	318
Purchases of investments	(406)	(312)
Cash used in investing activities	(299)	(138)
Cash flows from financing activities:
Proceeds from commercial paper	298	—
Repayments of commercial paper	(100)	—
Common stock repurchases	(250)	(1,803)
Tax withholding payments for vested equity awards	(136)	(235)
Payments of dividends to stockholders	(220)	(214)
Repayments of principal on finance leases	(10)	—
Cash used in financing activities	(418)	(2,252)
Increase in cash, cash equivalents and restricted cash equivalents	1,553	268
Cash, cash equivalents and restricted cash equivalents — beginning of period	2,100	5,101
Cash, cash equivalents and restricted cash equivalents — end of period	$3,653	$5,369
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$3,547	$5,264
Restricted cash equivalents included in deferred income taxes and other assets	106	105
Total cash, cash equivalents, and restricted cash equivalents	$3,653	$5,369
Supplemental cash flow information:
Cash payments for income taxes	$69	$80
Cash refunds from income taxes	$4	$123
Cash payments for interest	$34	$34
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of our management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (we, us, and our) included herein have been prepared on a basis consistent with the October 30, 2022 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2022 (2022 Form 10-K).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three months ended January 29, 2023 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2023 and 2022 contain 52 weeks each and the first three months of fiscal 2023 and 2022 each contained 13 weeks.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Disclosures by Business Entities about Government Assistance. In November 2021, the Financial Accounting Standard Board (FASB) issued an accounting standard update which requires annual disclosures related to certain government assistance received by business entities (Topic 832) including (1) the types of assistance, (2) the entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This authoritative guidance is effective for us in our fiscal 2023 Form 10-K. The adoption of this authoritative guidance is not expected to have a significant impact to our financial results and only impacts the disclosures in our notes to consolidated financial statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of fiscal 2025, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated condensed financial statements.
Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination. In October 2021, the FASB issued an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance will be effective for us in the first quarter of fiscal 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated condensed financial statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 2      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of restricted stock units and employee stock purchase plan shares) outstanding during the period. Our net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to our non-complex capital structure.

	Three Months Ended
	January 29, 2023	January 30, 2022

	(In millions, except per share amounts)
Numerator:
Net income	$1,717	$1,792
Denominator:
Weighted average common shares outstanding	845	889
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	4	8
Denominator for diluted earnings per share	849	897
Basic earnings per share	$2.03	$2.02
Diluted earnings per share	$2.02	$2.00
Potentially weighted dilutive securities	2	—
Potentially weighted dilutive securities attributable to outstanding restricted stock units are excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value are greater than the average market price of our common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

January 29, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,225	$—	$—	$1,225
Cash equivalents:
Money market funds	1,412	—	—	1,412
Bank certificates of deposit and time deposits	80	—	—	80
Municipal securities	10	—	—	10
Commercial paper, corporate bonds and medium-term notes	820	—	—	820
Total Cash equivalents	2,322	—	—	2,322
Total Cash and Cash equivalents	$3,547	$—	$—	$3,547
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$7	$—	$—	$7
U.S. Treasury and agency securities	444	—	9	435
Non-U.S. government securities*	7	—	1	6
Municipal securities	372	1	10	363
Commercial paper, corporate bonds and medium-term notes	579	1	15	565
Asset-backed and mortgage-backed securities	443	1	15	429
Total fixed income securities	1,852	3	50	1,805
Publicly traded equity securities	85	57	12	130
Equity investments in privately-held companies	573	83	3	653
Total equity investments	658	140	15	783
Total short-term and long-term investments	$2,510	$143	$65	$2,588

Total Cash, Cash equivalents and Investments	$6,057	$143	$65	$6,135
_________________________
* Includes Canadian provincial government debt.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,199	$—	$—	$1,199
Cash equivalents:
Money market funds	660	—	—	660
U.S. Treasury and agency securities	4	—	—	4
Municipal securities	13	—	—	13
Commercial paper, corporate bonds and medium-term notes	119	—	—	119
Total Cash equivalents	796	—	—	796
Total Cash and Cash equivalents	$1,995	$—	$—	$1,995
Short-term and long-term investments:
Bank certificates of deposit	$7	$—	$—	$7
U.S. Treasury and agency securities	435	—	13	422
Non-U.S. government securities*	7	—	1	6
Municipal securities	389	—	16	373
Commercial paper, corporate bonds and medium-term notes	595	—	21	574
Asset-backed and mortgage-backed securities	432	—	19	413
Total fixed income securities	1,865	—	70	1,795
Publicly traded equity securities	85	63	26	122
Equity investments in privately-held companies	567	86	4	649
Total equity investments	652	149	30	771
Total short-term and long-term investments	$2,517	$149	$100	$2,566

Total Cash, Cash equivalents and Investments	$4,512	$149	$100	$4,561
 _________________________
*Includes Canadian provincial government debt.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of January 29, 2023:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$464	$459
Due after one through five years	938	910
Due after five years	7	7
No single maturity date**	1,101	1,212
Total	$2,510	$2,588
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 29, 2023 and January 30, 2022 gross realized gains and losses on investments were not material.
As of January 29, 2023, and October 30, 2022, gross unrealized losses related to our debt investment portfolio were not material. We regularly review our debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income, net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income.
During the three months ended January 29, 2023 and January 30, 2022, we did not recognize material credit losses and the ending allowance for credit losses was not material to our debt investment portfolio. Impairment charges on equity investments in privately-held companies during the three months ended January 29, 2023 and January 30, 2022 were not material. These impairment charges are included in interest and other income, net in the Consolidated Condensed Statement of Operations.
The components of gain (loss) on equity investments for the three months ended January 29, 2023 and January 30, 2022 were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
	(In millions)
Publicly traded equity securities
Unrealized gain	$18	$1
Unrealized loss	(16)	(8)
Realized gain on sales	—	2
Realized loss on sales	(1)	—
Equity investments in privately-held companies
Unrealized gain	4	12
Unrealized loss	(2)	—
Realized gain on sales	5	—
Realized loss on sales or impairment	—	(4)
Total gain (loss) on equity investments, net	$8	$3

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Our financial assets are measured and recorded at fair value on a recurring basis, except for equity investments in privately-held companies. These equity investments are generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. Our nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Fair Value Hierarchy
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 29, 2023, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs.
Our equity investments with readily determinable values consist of publicly traded equity securities. These investments are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the consolidated statements of operations.
Investments with remaining effective maturities of 12 months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than 12 months from the balance sheet date are classified as long-term investments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 29, 2023			October 30, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$1,518	$—	$1,518	$765	$—	$765
Bank certificates of deposit and time deposits	—	87	87	—	7	7
U.S. Treasury and agency securities	394	41	435	404	22	426
Non-U.S. government securities	—	6	6	—	6	6
Municipal securities	—	373	373	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	1,385	1,385	—	693	693
Asset-backed and mortgage-backed securities	—	429	429	—	413	413
Total available-for-sale debt security investments	$1,912	$2,321	$4,233	$1,169	$1,527	$2,696
Equity investments with readily determinable values
Publicly traded equity securities	$130	$—	$130	$122	$—	$122
Total equity investments with readily determinable values	$130	$—	$130	$122	$—	$122

Total	$2,042	$2,321	$4,363	$1,291	$1,527	$2,818
 _________________________
* Amounts as of January 29, 2023 and October 30, 2022, include $106 million and $105 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 29, 2023 or October 30, 2022.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately-held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment charges on equity investments in privately-held companies during the three months ended January 29, 2023 and January 30, 2022 were not material.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 29, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.2 billion. As of October 30, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.8 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 5       Derivative Instruments and Hedging Activities
Derivative Financial Instruments
We conduct business in a number of foreign countries, with certain transactions denominated in local currencies, such as the Japanese yen, Israeli shekel, euro and Taiwanese dollar. We use derivative financial instruments, such as foreign currency forward and option contracts, to hedge certain forecasted foreign currency denominated transactions expected to occur typically within the next 24 months. The purpose of our foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged.
We do not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recognized currently in earnings. All of our derivative financial instruments are recorded at their fair value in other current assets or in accounts payable and accrued expenses.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 29, 2023 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we promptly recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three months ended January 29, 2023 and January 30, 2022.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of January 29, 2023 and October 30, 2022, the total outstanding notional amounts of foreign exchange contracts were both $2.1 billion. The fair values of foreign exchange derivative instruments as of January 29, 2023 and October 30, 2022 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(49)	$5
Total	$(49)	$5

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	January 29, 2023			January 30, 2022
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,739	$25	$—	$6,271	$13	$—
Cost of products sold	$3,594	2	—	$3,312	(2)	—
Research, development and engineering	$771	—	—	$654	1	—
Interest Rate Contracts:
Interest expense	$59	(3)	—	$57	(3)	—
		$24	$—		$9	$—

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	January 29, 2023	January 30, 2022

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$(48)	$—
Total return swaps - deferred compensation	Cost of products sold	1	(1)
Total return swaps - deferred compensation	Operating expenses	12	(7)
Total return swaps - deferred compensation	Interest and other income, net	(2)	—
Total		$(37)	$(8)

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, it would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 29, 2023.
Entering into derivative contracts with banks exposes us to credit-related losses in the event of the banks’ nonperformance. However, our exposure is not considered significant.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 6      Accounts Receivable, Net
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements.
We sold $279 million and $205 million of account receivables during the three months ended January 29, 2023 and January 30, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 29, 2023 and January 30, 2022. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of January 29, 2023 and as of October 30, 2022. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of January 29, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
Note 7      Contract Balances
Contract assets primarily result from receivables for goods transferred to customers where payment is conditional upon technical sign off and not just the passage of time. Contract liabilities consist of unsatisfied performance obligations related to advance payments received and billings in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.
Contract assets are generally classified as current and are included in Other Current Assets in the Consolidated Condensed Balance Sheets. Contract liabilities are classified as current or non-current based on the timing of when performance obligations will be satisfied and associated revenue is expected to be recognized.
Contract balances at the end of each reporting period were as follows:

	January 29, 2023	October 30, 2022
	(In millions)

Contract assets	$155	$173
Contract liabilities	$3,082	$3,142
The decrease in contract assets during the three months ended January 29, 2023 was primarily due to a reduction in payments that were conditional upon technical sign off.
During the three months ended January 29, 2023, we recognized revenue of approximately $1.6 billion related to contract liabilities at October 30, 2022. Contract liabilities decreased during the three months ended January 29, 2023 due to revenue recognized related to contract liabilities at October 30, 2022, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 29, 2023.
There were no credit losses recognized on our accounts receivables and contract assets during both the three months ended January 29, 2023 and January 30, 2022.
As of January 29, 2023, the amount of remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more was approximately $4.2 billion, of which approximately 45% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 29, 2023	October 30, 2022

	(In millions)
Inventories
Customer service spares	$1,498	$1,409
Raw materials	1,829	1,807
Work-in-process	1,094	1,029
Finished goods
Deferred cost of sales	697	704
Evaluation inventory	408	422
Manufactured on-hand inventory	528	561
Total finished goods	1,633	1,687

Total inventories	$6,054	$5,932

	January 29, 2023	October 30, 2022

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$462	$461
Prepaid expenses and other	767	883
	$1,229	$1,344

	Useful Life	January 29, 2023	October 30, 2022

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$387	$387
Buildings and improvements	3-30	2,063	2,027
Demonstration and manufacturing equipment	3-5	2,141	2,083
Furniture, fixtures and other equipment	3-5	745	743
Construction in progress		579	389
Gross property, plant and equipment		5,915	5,629
Accumulated depreciation		(3,421)	(3,322)
		$2,494	$2,307

	January 29, 2023	October 30, 2022

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,522	$1,395
Operating lease right-of-use assets	390	389
Finance lease right-of-use assets	94	—
Income tax receivables and other assets	606	691
	$2,612	$2,475

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 29, 2023	October 30, 2022

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,611	$1,755
Compensation and employee benefits	564	905
Warranty	302	286
Dividends payable	220	220
Income taxes payable	517	319
Other accrued taxes	28	30
Interest payable	55	39
Operating lease liabilities, current	89	85
Other	583	598
	$3,969	$4,237

	January 29, 2023	October 30, 2022

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$117	$107
Operating lease liabilities, non-current	287	287
Finance lease liabilities, non-current	85	—
Other	367	338
	$856	$732

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Goodwill
As of January 29, 2023, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other.
Details of goodwill as of January 29, 2023 and October 30, 2022 were as follows:

	January 29, 2023	October 30, 2022

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,446	$2,428
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,718	$3,700
The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

From time to time, we acquire companies related to our existing or new markets. During the first three months of fiscal 2023, goodwill increased primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2023, which was not material to our results of operations or to our balance sheet.
Intangible Assets
Details of intangible assets other than goodwill were as follows:

	January 29, 2023			October 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$1,989	$(1,685)	$304	$1,985	$(1,675)	$310
Applied Global Services	79	(77)	2	79	(77)	2
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	36	(27)	9	36	(26)	10
Total intangible assets with finite lives	$2,298	$(1,983)	$315	$2,294	$(1,972)	$322
Intangible assets with indefinite lives:
Semiconductor Systems	$16	$—	$16	$16	$—	$16
Applied Global Services	—	—	—	—	—	—
Display and Adjacent Markets	—	—	—	—	—	—
Corporate and Other	1	—	1	1	—	1
Total intangible assets with indefinite lives	$17	$—	$17	$17	$—	$17

Total intangible assets	$2,315	$(1,983)	$332	$2,311	$(1,972)	$339
The increase in intangible assets during the first three months of fiscal 2023 was primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2023, which was not material to our results of operations.
Intangible assets with indefinite lives that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off.
Amortization expense of intangible assets were $11 million and $10 million during the three months ended January 29, 2023 and January 30, 2022, respectively.
As of January 29, 2023, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2023 (remaining 9 months)	$31
2024	39
2025	38
2026	37
2027	24
Thereafter	146
Total	$315

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Borrowing Facilities and Debt
Revolving Credit Facilities
In February 2020, we entered into a five-year $1.5 billion committed unsecured revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. Subsequent to the end of our first quarter of fiscal 2023, we entered into an agreement with our lenders to extend the termination date of the Revolving Credit Agreement from February 2025 to February 2026. The termination date may be further extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings.
No amounts were outstanding under the Revolving Credit Agreement as of January 29, 2023 and October 30, 2022.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $62 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 29, 2023 and October 30, 2022, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. As of January 29, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million, which were recorded as short-term debt with a weighted-average interest rate of 4.48% and maturities ranging from 55 days to 63 days. We did not have any commercial paper notes outstanding as of October 30, 2022.
Senior Unsecured Notes
Debt outstanding as of January 29, 2023 and October 30, 2022 was as follows:

	Principal Amount
	January 29, 2023	October 30, 2022	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(12)	(12)
Total unamortized debt issuance costs	(30)	(31)
Total long-term debt	$5,458	$5,457

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11      Leases
A contract contains a lease when we have the right to control the use of an identified asset for a period of time in exchange for consideration. A majority of our lease arrangements are operating leases. We also have certain leases that qualify as finance leases. We lease certain facilities, vehicles and equipment under non-cancelable operating leases, many of which include options to renew. Options that are reasonably certain to be exercised are included in the calculation of the right-of-use asset and lease liability. Our finance leases are those that contain a purchase option which we are reasonably certain to exercise at the end of the lease term. Our leases do not contain residual value guarantees or significant restrictions that impact the accounting for leases. As implicit rates are not available for the leases, we use the incremental borrowing rate as of the lease commencement date in order to measure the right-of-use asset and liability. Operating lease expense is generally recognized on a straight-line basis over the lease term. Finance lease expense is generally recognized on a straight-line basis over the life of the underlying leased asset.
We elected the practical expedient to account for lease and non-lease components as a single lease component for all leases. For leases with a term of one year or less, we elected not to record a right-of-use asset or lease liability and to account for the associated lease payments as they become due.
The components of lease expense and supplemental information were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
	(In millions, except percentages)
Operating lease cost	$26	$21
Weighted-average remaining lease term (in years) - operating leases	6.2	4.9
Weighted-average remaining lease term (in years) - finance leases	1.7	n/a
Weighted-average discount rate - operating leases	2.6%	1.8%
Weighted-average discount rate - finance leases	4.6%	n/a
Supplemental cash flow information related to leases are as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
	(In millions)
Operating cash flows paid for operating leases	$26	$21
Financing cash flows paid for finance leases	$10	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$25	$21
Right-of-use assets obtained in exchange for finance lease liabilities	$94	$—
As of January 29, 2023, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2023 (remaining 9 months)	$74	1
2024	90	91
2025	69	—
2026	38	—
2027	29	—
Thereafter	114	—
Total lease payments	$414	$92
Less imputed interest	(38)	(7)
Total	$376	$85

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	17	(38)	—	—	(21)
Amounts reclassified out of AOCI	6	(18)	—	—	(12)
Other comprehensive income (loss), net of tax	23	(56)	—	—	(33)

Balance as of January 29, 2023	$(52)	$(108)	$(88)	$13	$(235)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(12)	4	—	—	(8)
Amounts reclassified out of AOCI	(3)	(7)	—	—	(10)
Other comprehensive income (loss), net of tax	(15)	(3)	—	—	(18)

Balance as of January 30, 2022	$(16)	$(106)	$(169)	$13	$(278)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 29, 2023 and January 30, 2022 were not material.
Stock Repurchase Program
In March 2022, our Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases. As of January 29, 2023, approximately $4.7 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases for the three months ended January 29, 2023 and January 30, 2022:

	Three Months Ended
	January 29, 2023	January 30, 2022

	(in millions, except per share amount)
Shares of common stock repurchased	2	12
Cost of stock repurchased	$250	$1,803
Average price paid per share	$103.37	$145.85

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

We record treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If we reissue treasury stock at an amount below our acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.
Dividends
In December 2022, our Board of Directors declared a quarterly cash dividend payable in March 2023, in the amount of $0.26 per share. Dividends paid during the three months ended January 29, 2023 and January 30, 2022 totaled $220 million and $214 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
Share-Based Compensation
We have a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances in the event of a change in control. In addition, we have an Omnibus Employees’ Stock Purchase Plan (ESPP), which enables eligible employees to purchase our common stock.
During the three months ended January 29, 2023 and January 30, 2022, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022

	(In millions)
Cost of products sold	$54	$42
Research, development and engineering	54	43
Marketing and selling	17	14
General and administrative	23	19
Total share-based compensation	$148	$118
The cost associated with share-based awards is recognized over the awards’ service period for the entire award on a straight-line basis, adjusting for estimated forfeitures. We calculate estimated forfeiture rate on an annual basis, based on historical forfeiture activities. Share-based awards granted to certain members of senior management allow for partial accelerated vesting in the event of a qualifying retirement based on age and years of service. The cost associated with performance-based equity awards, which include performance and/or market goals, is recognized for each tranche over the service period. The cost of the portion of performance-based equity awards subject to performance goals is recognized based on an assessment of the likelihood that the applicable performance goals will be achieved, and the cost of the portion of performance-based equity awards subject to market goals is recognized based on the assumption of 100% achievement of the goal.
As of January 29, 2023, we had $1.0 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards and shares issued under the ESPP, which will be recognized over a weighted average period of 3.1 years. As of January 29, 2023, there were 26 million shares available for grant of share-based awards under the ESIP, and an additional 14 million shares available for issuance under the ESPP.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the three months ended January 29, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 30, 2022	11	$92.31
Granted	5	$102.84
Vested	(4)	$70.61
Canceled	—	$107.71
Outstanding as of January 29, 2023	12	$103.81
As of January 29, 2023, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
During the first quarter of fiscal 2023, certain members of senior management were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor's 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period.
The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards provide for a partial payout based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. There were no purchases under our ESPP during either of the three months ended January 29, 2023 or January 30, 2022. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 13    Income Taxes
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2023 and 2022 were 12.4 percent and 6.9 percent, respectively. The effective tax rate for the first quarter of fiscal 2023 was higher than the same period in the prior fiscal year primarily due to the settlement of uncertain tax positions and larger excess tax benefits from share-based compensation during the first quarter of fiscal 2022 relative to the first quarter of fiscal 2023.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 29, 2023	January 30, 2022

	(In millions)
Beginning balance	$286	$242
Warranties issued	62	65
Change in reserves related to preexisting warranty	4	3
Consumption of reserves	(50)	(56)
Ending balance	$302	$254
 Our products are generally sold with a warranty for a 12-month period following installation. The provision for the estimated cost of warranty is recorded when revenue is recognized. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region. Quarterly warranty consumption is generally associated with sales that occurred during the preceding four quarters, and quarterly warranty provisions are generally related to the current quarter’s sales.
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 29, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $614 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2023, we have provided parent guarantees to banks for approximately $300 million to cover these arrangements.
Legal Matters
From time to time, we receive notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by us in connection with claims made against them. In addition, from time to time, we receive notification from third parties claiming that we may be or are infringing or misusing their intellectual property or other rights. We also are subject to various other legal proceedings, regulatory investigations or inquires, and claims, both asserted and unasserted, that arise in the ordinary course of business.
In August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information relating to certain China customer shipments. We are cooperating fully with the government. These inquiries are subject to uncertainties, and we cannot predict the outcome of this inquiry, or any other governmental inquires or proceedings that may occur.
Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, we do not believe at this time that any will have a material effect on our consolidated financial condition or results of operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of January 29, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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
Each operating segment is separately managed and has separate financial results that are reviewed by our chief operating decision-maker. Each reportable segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by our chief operating decision-maker. The chief operating decision-maker does not evaluate operating segments using total asset information.
We derive the segment results directly from our internal management reporting system. The accounting policies we use to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net sales and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules, and certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to share-based compensation; certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Sales	Operating Income (Loss)

	(In millions)
January 29, 2023:
Semiconductor Systems	$5,162	$1,917
Applied Global Services	1,369	383
Display and Adjacent Markets	167	8
Corporate and Other	41	(338)
Total	$6,739	$1,970
January 30, 2022:
Semiconductor Systems	$4,567	$1,771
Applied Global Services	1,320	403
Display and Adjacent Markets	366	76
Corporate and Other	18	(274)
Total	$6,271	$1,976
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 29, 2023		January 30, 2022		Change

	(In millions, except percentages)
China	$1,145	17%	$1,987	32%	(42)%
Korea	1,293	19%	1,121	18%	15%
Taiwan	1,968	29%	1,249	20%	58%
Japan	456	7%	561	9%	(19)%
Southeast Asia	253	4%	225	3%	12%
Asia Pacific	5,115	76%	5,143	82%	(1)%
United States	1,051	16%	847	14%	24%
Europe	573	8%	281	4%	104%
Total	$6,739	100%	$6,271	100%	7%

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
Foundry, logic and other	77%	60%
Dynamic random-access memory (DRAM)	13%	25%
Flash memory	10%	15%
	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022

	(In millions)
Unallocated net sales	$41	$18
Unallocated cost of products sold and expenses	(231)	(178)
Share-based compensation	(148)	(118)
Severance and related charges	—	4
Total	$(338)	$(274)

The following customers accounted for at least 10 percent of our net sales for the three months ended January 29, 2023, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	27%
Samsung Electronics Co., Ltd.	15%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of our results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 30, 2022 contained in our Form 10-K filed on December 16, 2022.
As used herein, the terms “we,” “us,” and “our” refer to Applied Materials, Inc. and its subsidiaries.
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding our future financial or operating results, customer demand and spending, end-user demand, our and market and industry trends and outlooks, the impact of a cybersecurity event recently announced by one of our suppliers, the impact of the COVID-19 pandemic and responses thereto on our operations and financial results, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal proceedings and claims, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and we undertake no obligation to revise or update any such statements.

Overview
We provide manufacturing equipment, services and software to the semiconductor, display, and related industries. Our customers include manufacturers of semiconductor wafers and chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in electronic products. Each of our segments is subject to variable industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, and other electronic devices, as well as other factors, such as global economic, political and market conditions, and the nature and timing of technological advances in fabrication processes.
We operate in three reportable segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect our operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Our broad range of equipment and service products are highly technical and are sold primarily through a direct sales force.
Our results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and the timing of capacity expansion to meet end-market demand. In light of these conditions, our results can vary significantly year-over-year, as well as quarter-over-quarter.

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,739	$6,271	$468
Gross margin	46.7%	47.2%	(0.5) points
Operating income	$1,970	$1,976	$(6)
Operating margin	29.2%	31.5%	(2.3) points
Net income	$1,717	$1,792	$(75)
Earnings per diluted share	$2.02	$2.00	$0.02

Fiscal 2023 and 2022 each contain 52 weeks and the first three months of fiscal 2023 and 2022 each contained 13 weeks.
Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during the three months ended January 29, 2023. Foundry and logic spending increased in the three months ended January 29, 2023 compared to the same period in the prior year driven primarily by customer investment in mature nodes. Memory customers’ spending in the three months ended January 29, 2023 was lower as compared to the same period in the prior year due to certain customers deferring capacity additions as a result of weak demand in consumer electronics, including personal computers and smartphones.
Our Applied Global Services net sales in the three months ended January 29, 2023 increased compared to the same period in the prior year primarily driven by an increase in legacy systems sales, partially offset by a decrease in long-term service agreements and spares due to additional export regulations issued by the United States government in 2022. Our Display and Adjacent Markets net sales decreased in the three months ended January 29, 2023 compared to the same period in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in the consumer electronics market, including personal computers and smartphones.
We experienced supply chain and logistics constraints in fiscal 2022, and although there have been improvements in supply chain performance, we expect some shortages to persist through the remainder of fiscal 2023, and managing these supply chain constraints to increase shipments to customers remains a top priority. In addition, one of our major suppliers recently experienced a cybersecurity incident that is expected to impact our second quarter shipments.

In 2022, the United States government announced additional export regulations for U.S. semiconductor technology sold in China. These export regulations resulted in lower net sales in China for our Semiconductor Systems and Applied Global Services segments for the first quarter of fiscal 2023 compared to the same period in the prior year. For a description of risks associated with global trade, see the risk factor entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023		January 30, 2022		Change

	(In millions, except percentages)
Semiconductor Systems	$5,162	77%	$4,567	73%	13%
Applied Global Services	1,369	20%	1,320	21%	4%
Display and Adjacent Markets	167	2%	366	6%	(54)%
Corporate and Other	41	1%	18	—%	128%
Total	$6,739	100%	$6,271	100%	7%

For the three months ended January 29, 2023 compared to the same period in the prior year, net sales increased primarily due to continued customer investment in semiconductor equipment and improvements in our supply chain performance enabling us to better fulfill demand in the first quarter of fiscal 2023 as compared to the same period in the prior year. The increase in net sales was partially offset by the reduction in customer investment in display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 29, 2023		January 30, 2022		Change

	(In millions, except percentages)
China	$1,145	17%	$1,987	32%	(42)%
Korea	1,293	19%	1,121	18%	15%
Taiwan	1,968	29%	1,249	20%	58%
Japan	456	7%	561	9%	(19)%
Southeast Asia	253	4%	225	3%	12%
Asia Pacific	5,115	76%	5,143	82%	(1)%
United States	1,051	16%	847	14%	24%
Europe	573	8%	281	4%	104%
Total	$6,739	100%	$6,271	100%	7%

The increase in net sales in Taiwan for the three months ended January 29, 2023 compared to the same period in the prior year primarily reflected increased investment by customers in semiconductor equipment. The decrease in net sales to customers in China for the three months ended January 29, 2023 compared to the same period in the prior year primarily reflected decreased investment in semiconductor equipment and long-term service agreements due to the impact of additional export regulations issued by the United States government in 2022 and decreased investment in display manufacturing equipment due to weak consumer demand for TVs and mobile products. The changes in net sales in all other regions in the three months ended January 29, 2023 compared to the same period in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.
Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

Gross margin	46.7%	47.2%	(0.5) points
Gross margin in the three months ended January 29, 2023 decreased compared to the same period in the prior year primarily driven by higher material costs, freight and logistics costs, inventory charges, unfavorable changes in product mix and the impact of export regulations, partially offset by an increase in average selling prices. Gross margin during the three months ended January 29, 2023 and January 30, 2022 included $54 million and $42 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions)
Research, development and engineering	$771	$654	$117
Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the equipment and service products we provide. Development cycles range from 12 to 36 months depending on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of our existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, we acquire technologies, either in existing or new product areas, to complement our existing technology capabilities and to reduce time to market.
We believe that it is critical to continue to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have maintained and intend to continue our commitment to investing in RD&E in order to continue to offer new products and technologies.
The increases in RD&E expenses during the three months ended January 29, 2023 compared to the same period in the prior year were primarily due to additional headcount, higher variable and share-based compensation and higher consumable and equipment costs associated with ongoing product development. These increases reflect our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 29, 2023 and January 30, 2022 included $54 million and $43 million of share-based compensation expense, respectively.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions)
Marketing and selling	$197	$167	$30
Marketing and selling expenses for the three months ended January 29, 2023 increased compared to the same period in prior year primarily due to additional headcount, higher variable compensation and share-based compensation. Marketing and selling expenses during the three months ended January 29, 2023 and January 30, 2022 included $17 million and $14 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions)
General and administrative	$207	$166	$41
G&A expenses in the three months ended January 29, 2023 increased compared to the same period in the prior year primarily due to additional headcount, higher variable and share-based compensation and higher professional fees. G&A expenses during the three months ended January 29, 2023 and January 30, 2022 included $23 million and $19 million of share-based compensation expense, respectively.

Interest Expense and Interest and Other Income (Loss), net
Interest expense and interest and other income (loss), net for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions)
Interest expense	$59	$57	$2
Interest and other income (loss), net	$50	$6	$44
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 29, 2023 remained relatively flat compared to the same period in the prior year.
Interest and other income, net in the three months ended January 29, 2023 increased compared to the same period in the prior year, primarily driven by higher interest income and higher net gain from equity investments, compared to the same period in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions, except percentages)
Provision for income taxes	$244	$133	$111
Effective income tax rate	12.4%	6.9%	5.5 points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2023 and 2022 were 12.4 percent and 6.9 percent, respectively. The effective tax rate for the first quarter of fiscal 2023 was higher than the same period in the prior fiscal year primarily due to the settlement of uncertain tax positions and larger excess tax benefits from share-based compensation during the first quarter of fiscal 2022 relative to the first quarter of fiscal 2023.
Beginning in our fiscal 2023, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for activities performed in the U.S. or fifteen years for activities performed outside of the U.S.. This capitalization requirement is expected to increase our effective tax rates, deferred tax assets and cash tax liabilities beginning in fiscal 2023.

Segment Information
We report financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules and certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs for share-based compensation; certain management, finance, legal, human resource, and RD&E functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$5,162	$4,567	$595	13%
Operating income	$1,917	$1,771	$146	8%
Operating margin	37.1%	38.8%		(1.7) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022
Foundry, logic and other	77%	60%
Dynamic random-access memory (DRAM)	13%	25%
Flash memory	10%	15%
	100%	100%
Net sales for the three months ended January 29, 2023 increased compared to the same period in the prior year. Semiconductor equipment customers continued to make strategic investments in new technology transitions and new capacity during the first three months of fiscal 2023. Foundry and logic spending increased in the three months ended January 29, 2023 compared to the same period in the prior year primarily driven by customer investment in mature nodes. Spending by memory customers decreased in the three months ended January 29, 2023 compared to the same period in the prior year due to certain customers deferring capacity additions as a result of weak demand in consumer electronics including, personal computer and smartphones.
Operating margin for the three months ended January 29, 2023 decreased compared to the same period in the prior year, primarily driven by higher material costs, freight and logistics costs, inventory charges and unfavorable changes in product mix, partially offset by an increase in average selling prices. In the three months ended January 29, 2023, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 49 percent of this segment’s total net sales, with one customer accounting for approximately 32 percent of net sales.

Applied Global Services Segment
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, certain remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products.
Demand for Applied Global Services’ solutions are driven by our large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affect Applied Global Services’ sales of spares and services are primarily characterized by increases in semiconductor manufacturers’ wafer starts and higher utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and our ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$1,369	$1,320	$49	4%
Operating income	$383	$403	$(20)	(5)%
Operating margin	28.0%	30.5%		(2.5) points

Net sales for the three months ended January 29, 2023 increased compared to the same period in the prior year primarily due to higher customer spending on legacy systems, offset by lower customer spending on comprehensive service agreements and spares due to additional export regulations issued by the United States government in 2022. Operating margin for the three months ended January 29, 2023 decreased compared to the same period in the prior year primarily due to the impact of the export regulations and higher inventory charges, partially offset by favorable changes in product mix and an increase in average selling prices. In the three months ended January 29, 2023, two customers accounted for at least 10 percent of this segment’s net sales.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$167	$366	$(199)	(54)%
Operating income	$8	$76	$(68)	(89)%
Operating margin	4.8%	20.8%		(16.0) points

Net sales for the three months ended January 29, 2023 decreased compared to the same period in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in the consumer electronics market, including personal computers and smartphones. Operating margin for the three months ended January 29, 2023 decreased compared to the same period in the prior year primarily due to lower net sales, partially offset by a reduction in headcount related costs as headcount moved to open positions within Semiconductor Systems and Applied Global Services segments. In the three months ended January 29, 2023, five customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 83 percent of this segment’s total net sales.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	January 29, 2023	October 30, 2022

	(In millions)
Cash and cash equivalents	$3,547	$1,995
Short-term investments	500	586
Long-term investments	2,088	1,980
Total cash, cash-equivalents and investments	$6,135	$4,561
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 29, 2023	January 30, 2022

	(In millions)
Cash provided by operating activities	$2,270	$2,658
Cash used in investing activities	$(299)	$(138)
Cash used in financing activities	$(418)	$(2,252)
Operating Activities
Cash from operating activities for the three months ended January 29, 2023 was $2.3 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, and share-based compensation. Cash provided by operating activities decreased in the first three months of fiscal 2023 compared to the same period in the prior year primarily due to lower year over year change in deferred revenue and lower income tax refunds, partially offset by lower inventory payments.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $279 million and $205 million of account receivables during the three months ended January 29, 2023 and January 30, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 29, 2023 and January 30, 2022, respectively.
Our working capital was $9.5 billion as of January 29, 2023 and $8.5 billion as of October 30, 2022.

Days sales outstanding for the three months ended January 29, 2023 and January 30, 2022 were 73 days and 64 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to a higher accounts receivable balance as a result of timing of customer payments and unfavorable revenue linearity compared to the same period in the prior year.
Investing Activities
We used $299 million of cash in investing activities during the three months ended January 29, 2023. Capital expenditures totaled $287 million, net cash paid for acquisitions was $20 million, proceeds from sales and maturities of investments, net of purchases of investments were $8 million, during the three months ended January 29, 2023.
Our investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with our investment policies.

Financing Activities
We used $418 million of cash in financing activities during the three months ended January 29, 2023, consisting primarily of cash used for repurchases of common stock of $250 million, dividends to stockholders of $220 million, tax withholding payments for vested equity awards of $136 million, partially offset by net proceeds from issuances of commercial paper notes of $198 million.
In December 2022, our Board of Directors declared a quarterly cash dividend payable in March 2023, in the amount of $0.26 per share. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2022, our Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases. As of January 29, 2023, approximately $4.7 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. Subsequent to the end of our first quarter of fiscal 2023, we entered into an agreement with our lenders to extend the termination date of the Revolving Credit Agreement from February 2025 to February 2026. The termination date may be further extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of January 29, 2023.
Remaining credit facilities in the amount of approximately $62 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both January 29, 2023 and October 30, 2022.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of January 29, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million and may issue commercial paper notes under this program from time to time in the future. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of January 29, 2023. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 29, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $614 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 29, 2023, we have provided parent guarantees to banks for approximately $300 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 29, 2023, we had $694 million of total payments remaining, payable in installments in the next four years.
Beginning in fiscal 2023, the Tax Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for activities performed in the U.S. or fifteen years for activities performed outside of the U.S.. This capitalization requirement is expected to increase our effective tax rates, deferred tax assets and cash tax liabilities beginning in fiscal 2023.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, and is treated as a government grant. We do not expect the credit to have a significant impact on our financial statements.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The minimum tax may impact our financial results starting in fiscal 2024. We will evaluate the effect of the corporate minimum tax as more guidance becomes available. The Inflation Reduction Act also includes an excise tax that imposes a 1% surcharge on stock repurchases. This excise tax was effective January 1, 2023. The excise tax is included in our direct cost of stock repurchases and is recorded in equity. We do not expect the excise tax to have a significant impact on our financial results.
Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above, our management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months. For further details regarding our operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows in this report.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K and as updated as applicable in Note 1 of Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for fiscal year ended October 30, 2022.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks as of October 30, 2022, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 30, 2022.
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $1.8 billion at January 29, 2023. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of January 29, 2023 of approximately $25 million.
Debt - At January 29, 2023, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $509 million at January 29, 2023. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
Foreign Currency Risk
Certain of our operations are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows.
We use primarily foreign currency forward contracts to offset the impact of foreign exchange movements on non-U.S. dollar denominated monetary assets and liabilities. The foreign exchange gains and losses on the assets and liabilities are recorded in interest and other income (net) and are offset by the gains and losses on the hedges.
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $182 million at January 29, 2023.
We do not use foreign currency forward or option contracts for trading or speculative purposes.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2023, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
The information set forth under “Legal Matters” in Note 14 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference. See also “Legal, Compliance, and Other Risks – We are exposed to various risks related to legal proceedings, claims and investigations.” in Part II, Item 1A, “Risk Factors.”

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K. These factors could materially and adversely affect our business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating our business, in addition to other information presented elsewhere in this report.
Business and Industry Risks
The industries that we serve can be volatile and difficult to predict.
As a supplier to the global semiconductor and display and related industries, we are subject to variable industry conditions, since demand for manufacturing equipment and services can change depending on several factors, including the nature and timing of technology inflections and advances in fabrication processes, the timing and requirements of new and emerging technologies and market drivers, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, consumer buying patterns and general economic and political conditions. The industries we serve historically have been cyclical, and are subject to volatility and sudden changes in customer requirements for new manufacturing capacity and advanced technology. These changes can affect the timing and amounts of customer investments in technology and manufacturing equipment and can have a significant impact on our net sales, operating expenses, gross margins and net income. The amount and mix of capital equipment spending between different products and technologies can have a significant impact on our results of operations.
To meet rapidly changing demand in the industries we serve, we must accurately forecast demand and effectively manage our resources and production capacity across our businesses, and we may incur unexpected or additional costs to align our business operations with changes in demand. During periods of increasing demand for our products, we must have sufficient manufacturing capacity and inventory to meet customer demand; effectively manage our supply chain; attract, retain and motivate a sufficient number of qualified employees; and continue to control costs. During periods of decreasing demand, we must reduce costs and align our cost structure with prevailing market conditions; effectively manage our supply chain; and motivate and retain key employees. If we do not effectively manage these challenges during periods of changing demand, our business performance and results of operations may be adversely impacted. Even with effective allocation of resources and management of costs, during periods of decreasing demand, our gross margins, cash flows and earnings may be adversely impacted.
We are exposed to risks associated with an uncertain global economy.
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, and economic recession, could materially adversely impact our operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Such decreases in spending and demand have in the past caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially adversely impact our operating results.
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
Uncertain or adverse economic and market conditions, difficulties in obtaining capital, increased costs or reduced profitability may also cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales, additional inventory or bad debt expense. Economic and industry uncertainty may similarly affect suppliers, which could impair their ability to deliver parts and negatively affect our ability to manage operations and deliver our products. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect our ability to compete effectively.

Uncertain economic and industry conditions and continued supply chain disruptions also make it more challenging for us to forecast operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. If we do not appropriately manage our business operations in response to changing economic and industry conditions, it could have a significant adverse impact on our business performance and financial condition. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities. Even during periods of economic uncertainty or lower revenues, we must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support our customers, which can have a negative impact on our operating margins and earnings.
We maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to our investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, economic recession or impacts of the COVID-19 pandemic and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. We also maintain cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit our ability to access cash in the affected accounts, which could affect our ability to manage our operations.
We are exposed to the risks of operating a global business.
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended January 29, 2023, approximately 84% of our net sales were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political business conditions and demands;
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations and their impact on our ability to export products and provide services to customers;
•positions taken by governmental agencies regarding possible national, commercial and/or security issues posed by the development, sale or export of certain products and technologies;
•political instability, natural disasters, regional or global health epidemics, social unrest, terrorism, acts of war or other geopolitical turmoil, or cybersecurity incidents in locations where we have operations, suppliers or sales, or that may influence the value chain of the industries that we serve;
•political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors;
•policies and financial incentives by governments in China, the United States, and countries in Europe and Asia designed to reduce dependence on foreign semiconductor manufacturing capabilities;
•customer- or government-supported efforts to influence us to conduct more or less of our operations and sourcing in a particular country;
•variations among, and changes in, local, regional, national or international laws and regulations, including contract, intellectual property, cybersecurity, data privacy, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;
•ineffective or inadequate legal protection of intellectual property rights in certain countries;
•interruptions to our or our supplier’s supply chain;
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
•impacts of climate change on our operations and those of our customers and suppliers;
•impacts of cybersecurity incidents on our operations and those of our customers and suppliers;
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
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. In October 2022, the U.S. government announced new export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, which have limited the market for certain of our products, adversely impacted our revenues, and increased our exposure to foreign competition. The U.S. Department of Commerce has promulgated rules and regulations expanding export license requirements for U.S. companies that sell certain products to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, added certain Chinese companies to its “Entity List” and “Unverified List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These rules and regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult, costly and time-consuming, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. Our inability to obtain such licenses could limit our markets in China, may cause us to be displaced by foreign businesses and competitors and adversely affect our results of operations. The implementation and interpretation of these rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and may make it more challenging for us to manage our operations and forecast our operating results. The U.S. and other governmental agencies may in the future promulgate new or additional export licensing or other requirements that have the effect of further limiting our ability to provide certain of our products and services to customers outside the U.S., including China. These and other regulatory changes that may occur in the future could materially and adversely affect our business, results of operations or financial condition.

As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information relating to certain China customer shipments. We are cooperating fully with the government. These inquiries are subject to uncertainties, and we cannot predict the outcome of this inquiry, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our reputation, and could have a significant adverse impact on our business operations, financial condition and results of operations.
Furthermore, government authorities may take retaliatory actions, impose conditions that require the use of local suppliers or partnerships with local companies, require the license or other transfer of intellectual property, or engage in other efforts to promote local businesses and local competitors, which could have a significant adverse impact on our business. Many of these challenges are present in China and Korea, markets that represent a significant portion of our business.
We are exposed to risks associated with a highly concentrated customer base.
Our customer base is highly concentrated and has become increasingly so as a result of continued consolidation. Our customer base is also geographically concentrated, particularly in China, Taiwan, Japan and Korea. A relatively limited number of manufacturers account for a substantial portion of our business. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and results of operations to greater volatility. The geographic concentration of our customer base could shift over time as a result of government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our net sales, gross margins and net income. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of uncertain or adverse economic conditions, our inability to fulfill orders due to export regulations, shortage of parts, transportation capacity/interruptions or any other reason), we may not be able to replace the business, which may have a significant adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.

Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our business depends on our timely supply of equipment, services and related products to meet the changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for our products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture our products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. Moreover, from time to time lockdowns that may be imposed in various geographic regions in response to periodic spikes in COVID-19 cases and related travel and logistics restrictions may result in additional supply chain and transportation disruptions, production delays, capacity limitations and cost increases. Our operating results may be adversely impacted if we are unable to obtain parts, materials or services needed to manufacture our products, or if we are unable to do so on a timely manner or on favorable terms. Ongoing supply chain constraints may continue to increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers. Such increase in costs may lead to reduced demand for our products and materially adversely impact our operating results. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. Supply chain disruptions have caused and may continue to cause delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules, and could have an adverse impact on our operating and financial results. Volatility of demand for manufacturing equipment can also increase our capital, technical, operational and other risks, as well as for companies throughout our supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
Cybersecurity incidents affecting our suppliers could impact our supply chain and may also cause difficulties and delays in our ability to obtain parts, materials and services needed to manufacture our products and provide services, and may adversely impact our manufacturing operations, our ability to meet customer demand, and our operating results. For a description of a recent cybersecurity incident affecting one of our suppliers, see the risk factor entitled “Operational and Financial Risks - We are exposed to risks related to cybersecurity threats and incidents” in Part II, Item 1A, “Risk Factors,” and see also Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations for certain exports to China, where a significant portion of our supply chain is located, and any retaliatory measures, that adversely impact us or our direct or sub-tier suppliers;
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
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•natural disasters, the impacts of climate change, or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing, research, engineering or other operations.

If a supplier fails to meet our requirements concerning quality, cost, intellectual property protection, socially-responsible business practices, or other performance factors, we may transfer our business to alternative sources. Transferring business to alternative suppliers could result in manufacturing delays, additional costs or other difficulties, and may impair our ability to protect, enforce and extract the full value of our intellectual property rights, as well as the intellectual property rights of our customers and other third parties. These outcomes could have an adverse impact on our business and competitive position and subject us to legal proceedings and claims. In addition, if we are unable to meet our customers’ demand for a prolonged period due to our inability to obtain certain parts or components from suppliers on a timely basis or at all, our business, results of operations and customer relationships could be adversely impacted.
In addition, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain our manufacturing and supply chain operations, and negatively impact our working capital. Moreover, if actual demand for our products is different than expected, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges.
The continued effects of the COVID-19 pandemic and global measures taken in response have adversely impacted, and may continue to adversely impact, our operations and financial results.
The continued effects of the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and may continue to adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers, suppliers and partners globally. There is continued uncertainty regarding the duration, scope and severity of the pandemic, particularly with the emergence of new variants of COVID-19 and periodic spikes in COVID-19 cases in various geographic regions, and the impacts on our business and the global economy from the effects of the pandemic and response measures. Travel and logistics restrictions, lockdowns, vaccine requirements and other measures from time to time implemented by foreign and domestic authorities have resulted in, and may continue to result in, supply chain and transportation disruptions, production delays and capacity limitations impacting our business and operations, as well as those of our customers, suppliers and partners, as well as reduced workforce availability or productivity, and additional data, information and cyber security risks associated with an extensive workforce working remotely.
As economic activity and business operations in certain regions recover, there have been and may continue to be periods of significant or sudden increases in demand for our products, as well as worldwide demand for electronic products. Significant or sudden demand increases have resulted in, and may continue to result in, a shortage of parts, materials or services needed to manufacture our products. We have also experienced, and may continue to experience, shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays have adversely impacted, and could continue to adversely impact, our suppliers’ ability to meet our demand requirements and do so on favorable terms, and our ability to meet our customer demand. There can be no assurance that we or our suppliers will be able to maintain manufacturing operations at levels necessary to adequately address demand for our products. In addition, the pandemic and measures taken in response thereto have had, and may continue to have, a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect our business, financial condition and results of operations.
The degree to which the pandemic ultimately impacts our business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict, including the severity, duration and any resurgence of the pandemic, the extent, duration and effectiveness of periodic lockdowns and other containment actions, the availability, public adoption and efficacy of COVID vaccines, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of resulting global economic volatility.
We are exposed to risks as a result of ongoing changes in the various industries in which we operate.
The global semiconductor, display and related industries in which we operate are characterized by ongoing changes affecting some or all of these industries that impact demand for and the profitability of our products and our consolidated results of operations, including:
•the nature, timing and degree of visibility of changes in end demand for electronic products, including those related to fluctuations in consumer buying patterns tied to general economic conditions, seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and on demand for our products;
•increasing capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;

•trade, regulatory, tax or government incentive policies impacting the timing of customers’ investment in new or expanded fabrication plants;
•differences in growth rates among the semiconductor, display and other industries in which we operate;
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
•increasing government incentives for local suppliers and domestic semiconductor research, development and manufacturing capabilities;
•the increasing role for and complexity of software in our products; and
•the increasing focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations.
We are exposed to risks as a result of ongoing changes specific to the semiconductor industry.
The largest proportion of our consolidated net sales and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry. In addition, a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of our semiconductor manufacturing equipment and service products, including:
•the increasing frequency and complexity of technology transitions and inflections, and our ability to timely and effectively anticipate and adapt to these changes;
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
•challenges in generating organic growth given semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that we do not serve, such as lithography, or segments where our products have lower relative market presence;
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
•shifts in sourcing strategies by computer and electronics companies, and manufacturing processes for advanced circuit technologies, that impact the equipment requirements of our foundry customers;
•the concentration of new wafer starts in Korea and Taiwan, where our service penetration and service-revenue-per-wafer-start have been lower than in other regions;
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
If we do not accurately forecast and allocate appropriate resources and investment towards addressing key technology changes and inflections, successfully develop and commercialize products to meet demand for new technologies, and effectively address industry trends, our business and results of operations may be adversely impacted.
We are exposed to risks as a result of ongoing changes specific to the display industry.
The global display industry historically has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of our display products and services, including:
•the importance of new types of display technologies, such as organic light-emitting diode (OLED), low temperature polysilicon (LTPS) and metal oxide transistor backplanes, flexible displays, and new touch panel films;
•the increasing cost of research and development, and complexity of technology transitions and inflections, and our ability to timely and effectively anticipate and adapt to these changes;
•the timing and extent of an expansion of manufacturing facilities in China, which may be affected by changes in economic conditions and governmental regulations, including trade policies and export regulations;
•the importance of increasing market positions in products and technologies with growing demand;
•the rate of transition to larger substrate sizes for TVs and to new display technologies for TVs, information technology products and mobile applications, and the resulting effect on capital intensity in the industry and on our product differentiation, gross margin and return on investment; and
•fluctuations in customer spending quarter over quarter and year over year for display manufacturing equipment, concentration of display manufacturer customers and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
If we do not successfully develop and commercialize products to meet demand for new and emerging display technologies, or if industry demand for display manufacturing equipment and technologies slows, our business and our results of operations may be adversely impacted.

The industries in which we operate are highly competitive and subject to rapid technological and market changes.
We operate in a highly competitive environment in which innovation is critical, and our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our equipment, services and related products, and our ability to increase our position in our current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment, and that may require greater collaboration with customers and other industry participants, have grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs, longer development cycles, lower profits and may have unforeseen product design or manufacturing defects. To compete successfully, we must:
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
•differentiate our products from those of competitors, meet customers’ performance specifications (including those related to energy consumption and environmental impact more broadly), appropriately price products, and achieve market acceptance;
•maintain operating flexibility to enable responses to changing markets, applications, customers and customer requirements;
•enhance our worldwide operations across our businesses to reduce cycle time, enable continuous quality improvement, reduce costs, and enhance design for manufacturability and serviceability;
•focus on product development and sales and marketing strategies that address customers’ high value problems and strengthen customer relationships;
•effectively allocate resources between our existing products and markets, the development of new products, and expanding into new and adjacent markets;
•improve the productivity of capital invested in R&D activities;
•accurately forecast demand, work with suppliers and meet production schedules for our products;
•improve our manufacturing processes and achieve cost efficiencies across product offerings;
•adapt to changes in value offered by companies in different parts of the supply chain;
•qualify products for evaluation and volume manufacturing with our customers; and
•implement changes in our design engineering methodology to reduce material costs and cycle time, increase commonality of platforms and types of parts used in different systems, and improve product life cycle management.
If we do not successfully anticipate technology inflections, develop and commercialize new products and technologies, and respond to changes in customer requirements and market trends, our business performance and results of operations may be adversely impacted.
We are exposed to risks associated with expanding into new and related markets and industries.
As part of our growth strategy, we seek to expand into related or new markets and industries, either with our existing products or with new products developed internally, or those developed in collaboration with third parties, or obtained through acquisitions. Our ability to successfully expand our business into new and related markets and industries may be adversely affected by a number of factors, including:
•the need to devote additional resources to develop new products for, and operate in, new markets;
•the need to develop new sales and technical marketing strategies, cultivate relationships with new customers and meet different customer service requirements;
•differing rates of profitability and growth among multiple businesses;
•our ability to anticipate demand, capitalize on opportunities, and avoid or minimize risks;
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
•new and more diverse customers and suppliers, including some with limited operating histories, uncertain or limited funding, evolving business models or locations in regions where we do not have, or have limited, operations;
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
In addition, from time to time we receive funding from the United States and other government agencies for certain strategic development programs to increase our research and development resources and address new market opportunities. As a condition to this government funding, we are often subject to certain record-keeping, audit, intellectual property rights-sharing, and/or other obligations.
Operational and Financial Risks
We are exposed to various risks related to protection and enforcement of intellectual property rights.
Our success depends in significant part on the protection of our technology using patents, trade secrets, copyrights and other intellectual property rights. Infringement or misappropriation of our intellectual property rights, such as the manufacture or sale of equipment or spare parts that use our technology without authorization, could result in uncompensated lost market and revenue opportunities for our company. Monitoring and detecting any unauthorized access, use or disclosure of our intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent misuse. Our ability to enforce our intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. If we are unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete, invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on our competitive position and business. In addition, changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions, and diminish the value and competitive advantage conferred by our intellectual property assets.
From time to time third parties have asserted, and may continue to assert, intellectual property claims against us and our products. Claims that our products infringe the rights of others, whether or not meritorious, can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third-party intellectual property on commercially reasonable terms could have an adverse impact on our business. In addition, we may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any such incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a significant adverse impact on our business and results of operations.

We are exposed to risks related to cybersecurity threats and incidents.
In the conduct of our business, we collect, use, transmit and store data on information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. These cybersecurity incidents may range from employee error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target us directly or indirectly through our third-party providers and global supply chain. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. We continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws. We may be unable to anticipate, prevent or remediate future attacks, and in some instances we may be unaware of a cybersecurity incident or its magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of our products or disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer, could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.
We recently became aware that one of our major suppliers suffered a cybersecurity incident, which caused it to temporarily suspend operations at certain of its facilities. Our assessment of the impact of the incident on our operations is ongoing, and this incident and business disruption experienced by the supplier as a result may cause extended delays in our manufacturing operations and delivery schedules, loss of intellectual property or other sensitive data, and other legal, reputational and financial risks, any of which could materially and adversely affect our business, financial condition and results of operations. The incident may also cause our business and financial outlook to be inaccurate. The extent of adverse impacts on our business and operations as a result of this incident depends on the scope of the incident, the length of business disruption experienced by the supplier, the sensitivity of compromised data, and other facts which we currently may not be aware of.
We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.
We engage in acquisitions of or investments in companies, technologies or products in existing, related or new markets for our company. Business combinations, acquisitions and investments involve numerous risks to our business, financial condition and operating results, including but not limited to:
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
•requirements imposed by government regulators in connection with their review of a transaction, which may include, among other things, divestitures and restrictions on the conduct of our existing business or the acquired business;
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
•inability to capitalize on characteristics of new markets that may be significantly different from our existing markets and where competitors may have stronger market positions and customer relationships;
•failure to retain and motivate key employees of acquired businesses;
•the potential impact of the announcement or consummation of a proposed transaction on relationships with third parties;
•potential changes in our credit rating, which could adversely impact our access to and cost of capital;
•reductions in cash balances or increases in debt obligations to finance activities associated with a transaction, which increase interest expense, and reductions in cash balances, which reduce the availability of cash flow for general corporate or other purposes, including share repurchases and dividends;
•exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where we have not historically conducted business;
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
We also make investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with partners. In addition, new legislation, additional regulations or global economic or political conditions may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. We may not receive the necessary regulatory approvals or the approvals may come with significant conditions or obligations. The risks to our investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.
We continually assess the strategic fit of our businesses and from time to time may seek to divest portions of our business that are not deemed to fit with our strategic plan. Some divestitures may take the form of our contributing assets to a joint venture, and thus are subject to the joint venture risks discussed above. In addition, divestitures involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.

The ability to attract, retain and motivate key employees is vital to our success.
Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with the necessary expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, increasing competition for talent, the availability of qualified employees in the markets, availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of our compensation and benefit programs, including our share-based programs, and our employment policies, including the flexibility of our remote-work arrangements. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
We are exposed to risks associated with operating in jurisdictions with complex and changing tax laws.
We are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Our provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets.
There have been a number of proposed changes in the tax laws that, if enacted, would increase our tax liability. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material adverse impact on our results of operations and financial condition. For example, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our global tax obligations are determined. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
Consistent with the international nature of our business, we conduct certain manufacturing, supply chain, and other operations in Asia, bringing these activities closer to customers and reducing operating costs. In certain foreign jurisdictions, conditional reduced income tax rates have been granted to us. To obtain the benefit of these tax incentives, we must meet requirements relating to various activities. Our ability to realize benefits from these incentives could be materially affected if, among other things, applicable requirements are not met or we incur net losses in these jurisdictions.
In addition, we are subject to examination by the U.S. Internal Revenue Service and other tax authorities, and from time to time amend previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and effective tax rates.
Our indebtedness and debt covenants could adversely affect our financial condition and business.
We have $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of January 29, 2023, we may borrow amounts in the future under this credit facility. We may also enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. Significant changes in our credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on our access to and cost of capital for future financings, and financial condition. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of our obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.

The failure to successfully implement enterprise resource planning and other information systems changes could adversely impact our business and results of operations.
We periodically implement new or enhanced enterprise resource planning and related information systems in order to better manage our business operations, align our global organizations and enable future growth. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement enterprise resource planning and related information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, such as our ability to track orders, timely manufacture and ship products, project inventory requirements, effectively manage our supply chain and allocate human resources, aggregate financial data and report operating results, and otherwise effectively manage our business, all of which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.
We may incur impairment charges related to goodwill or long-lived assets.
We have a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year, and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The review compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of our common stock, changes in our strategies or product portfolio, and restructuring activities. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist.
Legal, Compliance, and Other Risks
We are exposed to various risks related to legal proceedings, claims and investigations.
From time to time we are, and in the future may be, involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, other intellectual property rights, trade compliance, including import, export and customs, antitrust, environmental regulations, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety, and other matters. We may also receive, and have received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law or regulations by our company and/or our employees. We also on occasion receive notifications from customers who believe that we owe them indemnification, product warranty or have other obligations related to claims made against such customers by third parties.
Legal proceedings, claims, and government investigations, whether with or without merit, and internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and our other resources; constrain our ability to sell our products and services; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.
We are exposed to various risks related to the global regulatory environment.
As a public company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to climate change), employment, immigration and travel regulations, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact our business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade, import and export regulations, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.

Our environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
From time to time we communicate our strategies, commitments and targets related to sustainability, carbon emissions, diversity and inclusion, human rights, and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer sustainability requirements, as well as our sustainability targets, could from time to time cause us to alter our manufacturing, operations or equipment designs and processes, and incur substantial additional expense to meet such requirements and targets. Any failure to meet these sustainability requirements or targets could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
We are subject to risks associated with environmental, health and safety regulations.
We are subject to environmental, health and safety regulations in connection with our global business operations, including but not limited to: regulations related to the development, manufacture, sale, shipping and use of our products; handling, discharge, recycling and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could also be required to alter our manufacturing, operations and product design, and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject us to significant costs and liabilities that could adversely affect our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2022, our Board of Directors approved a common stock repurchase program authorizing $6.0 billion in repurchases. As of January 29, 2023, approximately $4.7 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program

	(In millions, except per share amounts)
Month #1
(October 31, 2022 to November 27, 2022)	0.2	$105.87	$22	0.2	$4,900
Month #2
(November 28, 2022 to December 25, 2022)	1.1	$104.75	118	1.1	$4,782
Month #3
(December 26, 2022 to January 29, 2023)	1.1	$101.44	110	1.1	$4,672
Total	2.4	$103.37	$250	2.4

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On February 21, 2023, we entered into an Extension Agreement (Extension Agreement) for the $1.5 billion Revolving Credit Agreement (as amended by Amendment No. 1 to the Revolving Credit Agreement, dated as of July 27, 2022), dated as of February 21, 2020, among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (collectively, the Lenders). The Extension Agreement extended the termination date of the Lenders’ commitments under the Revolving Credit Agreement from February 21, 2025 to February 21, 2026. No amounts were outstanding under the Revolving Credit Agreement as of this date.
The foregoing description of the Extension Agreement does not purport to be complete and is qualified in its entirety by the full text of the Extension Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through December 13, 2022	8-K	000-06920	3.02	12/16/2022
10.1
Extension Agreement, dated as of February 21, 2023, to Credit Agreement, dated as of February 21, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 27, 2022), among Applied Materials, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent†

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

APPLIED MATERIALS, INC.

February 23, 2023	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

February 23, 2023	By:	/s/ JEFF BODNER
Jeff Bodner
Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)