Form 10-Q
period 2023-04-30
APPLIED MATERIALS INC /DE
filed 2023-05-26
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 30, 2023: 839,747,415

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(Unaudited)
Net sales	$6,630	$6,245	$13,369	$12,516
Cost of products sold	3,536	3,318	7,130	6,630
Gross profit	3,094	2,927	6,239	5,886
Operating expenses:
Research, development and engineering	775	686	1,546	1,340
Marketing and selling	194	173	391	340
General and administrative	214	174	421	340
Severance and related charges	—	—	—	(4)
Total operating expenses	1,183	1,033	2,358	2,016
Income from operations	1,911	1,894	3,881	3,870
Interest expense	61	58	120	115
Interest and other income (expense), net	(73)	28	(23)	34
Income before income taxes	1,777	1,864	3,738	3,789
Provision for income taxes	202	328	446	461
Net income	$1,575	$1,536	$3,292	$3,328
Earnings per share:
Basic	$1.87	$1.75	$3.90	$3.77
Diluted	$1.86	$1.74	$3.88	$3.74
Weighted average number of shares:
Basic	843	878	844	883
Diluted	847	883	848	890
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(Unaudited)
Net income	$1,575	$1,536	$3,292	$3,328
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	5	(33)	28	(48)
Change in unrealized net loss on derivative instruments	(5)	36	(61)	33
Other comprehensive income (loss), net of tax	—	3	(33)	(15)
Comprehensive income	$1,575	$1,539	$3,259	$3,313
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 30, 2023	October 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$4,588	$1,995
Short-term investments	510	586
Accounts receivable, net	5,516	6,068
Inventories	5,940	5,932
Other current assets	1,219	1,344
Total current assets	17,773	15,925
Long-term investments	2,024	1,980
Property, plant and equipment, net	2,559	2,307
Goodwill	3,711	3,700
Purchased technology and other intangible assets, net	328	339
Deferred income taxes and other assets	2,697	2,475
Total assets	$29,092	$26,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$199	$—
Accounts payable and accrued expenses	4,299	4,237
Contract liabilities	3,373	3,142
Total current liabilities	7,871	7,379
Long-term debt	5,459	5,457
Income taxes payable	822	964
Other liabilities	811	732
Total liabilities	14,963	14,532
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,811	8,593
Retained earnings	40,696	37,892
Treasury stock	(35,151)	(34,097)
Accumulated other comprehensive loss	(235)	(202)
Total stockholders’ equity	14,129	12,194
Total liabilities and stockholders’ equity	$29,092	$26,726
Amounts as of April 30, 2023 are unaudited. Amounts as of October 30, 2022 are derived from the October 30, 2022 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 29, 2023	845	$8	$8,605	$39,389	1,175	$(34,347)	$(235)	$13,420
Net income	—	—	—	1,575	—	—	—	1,575
Dividends declared ($0.32 per common share)	—	—	—	(268)	—	—	—	(268)
Share-based compensation	—	—	113	—	—	—	—	113
Issuance under stock plans	2	—	93	—	—	—	—	93
Common stock repurchases	(7)	—	—	—	7	(804)	—	(804)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	3,292	—	—	—	3,292
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(33)	(33)
Dividends declared ($0.58 per common share)	—	—	—	(488)	—	—	—	(488)
Share-based compensation	—	—	261	—	—	—	—	261
Issuance under stock plans	5	—	(43)	—	—	—	—	(43)
Common stock repurchases	(9)	—	—	—	9	(1,054)	—	(1,054)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended May 1, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 30, 2022	883	$9	$8,130	$33,827	1,131	$(29,798)	$(278)	$11,890
Net income	—	—	—	1,536	—	—	—	1,536
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3	3
Dividends declared ($0.26 per common share)	—	—	—	(226)	—	—	—	(226)
Share-based compensation	—	—	101	—	—	—	—	101
Issuance under stock plans	1	—	75	—	—	—	—	75
Common stock repurchases	(15)	—	—	—	15	(1,800)	—	(1,800)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended May 1, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	3,328	—	—	—	3,328
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(15)	(15)
Dividends declared ($0.50 per common share)	—	—	—	(437)	—	—	—	(437)
Share-based compensation	—	—	219	—	—	—	—	219
Issuance under stock plans	4	—	(160)	—	—	—	—	(160)
Common stock repurchases	(27)	—	—	—	27	(3,603)	—	(3,603)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 30, 2023	May 1, 2022

	(Unaudited)
Cash flows from operating activities:
Net income	$3,292	$3,328
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	249	213
Severance and related charges	—	(4)
Share-based compensation	261	219
Deferred income taxes	(136)	(256)
Other	174	(8)
Changes in operating assets and liabilities:
Accounts receivable	552	70
Inventories	(8)	(700)
Other current and non-current assets	113	(30)
Accounts payable and accrued expenses	(613)	(140)
Contract liabilities	231	514
Income taxes payable	396	(167)
Other liabilities	51	34
Cash provided by operating activities	4,562	3,073
Cash flows from investing activities:
Capital expenditures	(542)	(354)
Cash paid for acquisitions, net of cash acquired	(18)	—
Proceeds from sales and maturities of investments	669	639
Purchases of investments	(730)	(836)
Cash used in investing activities	(621)	(551)
Cash flows from financing activities:
Proceeds from commercial paper	595	—
Repayments of commercial paper	(400)	—
Proceeds from common stock issuances	111	96
Common stock repurchases	(1,050)	(3,603)
Tax withholding payments for vested equity awards	(154)	(256)
Payments of dividends to stockholders	(439)	(425)
Repayments of principal on finance leases	(9)	—
Cash used in financing activities	(1,346)	(4,188)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	2,595	(1,666)
Cash, cash equivalents and restricted cash equivalents — beginning of period	2,100	5,101
Cash, cash equivalents and restricted cash equivalents — end of period	$4,695	$3,435
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$4,588	$3,331
Restricted cash equivalents included in deferred income taxes and other assets	107	104
Total cash, cash equivalents and restricted cash equivalents	$4,695	$3,435
Supplemental cash flow information:
Cash payments for income taxes	$221	$1,031
Cash refunds from income taxes	$51	$128
Cash payments for interest	$102	$102
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and six months ended April 30, 2023 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2023 and 2022 contain 52 weeks each and the first six months of fiscal 2023 and 2022 each contained 26 weeks.
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

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions, except per share amounts)
Numerator:
Net income	$1,575	$1,536	$3,292	$3,328
Denominator:
Weighted average common shares outstanding	843	878	844	883
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	4	5	4	7
Denominator for diluted earnings per share	847	883	848	890
Basic earnings per share	$1.87	$1.75	$3.90	$3.77
Diluted earnings per share	$1.86	$1.74	$3.88	$3.74
Potentially weighted dilutive securities	2	3	2	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

April 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,429	$—	$—	$1,429
Cash equivalents:
Money market funds*	2,309	—	—	2,309
Commercial paper, corporate bonds and medium-term notes	850	—	—	850
Total Cash equivalents	3,159	—	—	3,159
Total Cash and Cash equivalents	$4,588	$—	$—	$4,588
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$11	$—	$—	$11
U.S. Treasury and agency securities	430	—	8	422
Non-U.S. government securities**	7	—	—	7
Municipal securities	430	1	9	422
Commercial paper, corporate bonds and medium-term notes	572	1	13	560
Asset-backed and mortgage-backed securities	436	—	13	423
Total fixed income securities	1,886	2	43	1,845
Publicly traded equity securities	80	42	13	109
Equity investments in privately-held companies	510	78	8	580
Total equity investments	590	120	21	689
Total short-term and long-term investments	$2,476	$122	$64	$2,534
Total Cash, Cash equivalents and Investments	$7,064	$122	$64	$7,122
_________________________
*Excludes restricted cash equivalents invested in money market funds related to deferred compensation plans
**Includes Canadian provincial government debt

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,199	$—	$—	$1,199
Cash equivalents:
Money market funds*	660	—	—	660
U.S. Treasury and agency securities	4	—	—	4
Municipal securities	13	—	—	13
Commercial paper, corporate bonds and medium-term notes	119	—	—	119
Total Cash equivalents	796	—	—	796
Total Cash and Cash equivalents	$1,995	$—	$—	$1,995
Short-term and long-term investments:
Bank certificates of deposit	$7	$—	$—	$7
U.S. Treasury and agency securities	435	—	13	422
Non-U.S. government securities**	7	—	1	6
Municipal securities	389	—	16	373
Commercial paper, corporate bonds and medium-term notes	595	—	21	574
Asset-backed and mortgage-backed securities	432	—	19	413
Total fixed income securities	1,865	—	70	1,795
Publicly traded equity securities	85	63	26	122
Equity investments in privately-held companies	567	86	4	649
Total equity investments	652	149	30	771
Total short-term and long-term investments	$2,517	$149	$100	$2,566
Total Cash, Cash equivalents and Investments	$4,512	$149	$100	$4,561
 _________________________
*Excludes restricted cash equivalents invested in money market funds related to deferred compensation plans
**Includes Canadian provincial government debt

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of April 30, 2023:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$487	$482
Due after one through five years	964	941
No single maturity date**	1,025	1,111
Total	$2,476	$2,534
 _________________________
** Securities with no single maturity date include publicly-traded and privately-held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 30, 2023 and May 1, 2022 gross realized gains and losses on debt investment portfolio were not material.
As of April 30, 2023 and October 30, 2022, gross unrealized losses related to our debt investment portfolio were not material. We regularly review our debt investment portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income. During the three and six months ended April 30, 2023 and May 1, 2022, we did not recognize material credit losses and the ending allowance for credit losses was not material to our debt investment portfolio.
The components of gain (loss) on equity investments for the three and six months ended April 30, 2023 and May 1, 2022 were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
	(In millions)
Publicly traded equity securities
Unrealized gain	$1	$17	$19	$18
Unrealized loss	(11)	(2)	(27)	(10)
Realized gain on sales	1	—	1	2
Realized loss on sales	(1)	—	(2)	—
Equity investments in privately-held companies
Unrealized gain	8	13	12	25
Unrealized loss	(9)	—	(11)	—
Realized gain on sales	—	2	5	2
Realized loss on sales and impairment	(117)	—	(117)	(4)
Total gain (loss) on equity investments, net	$(128)	$30	$(120)	$33
Realized loss on sales and impairment included impairment losses on equity investments in privately-held companies of $117 million during the three and six months ended April 30, 2023. Impairment losses on equity investments were not material during the three and six months ended May 1, 2022. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.

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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of April 30, 2023, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 30, 2023			October 30, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,416	$—	$2,416	$765	$—	$765
Bank certificates of deposit and time deposits	—	11	11	—	7	7
U.S. Treasury and agency securities	371	51	422	404	22	426
Non-U.S. government securities	—	7	7	—	6	6
Municipal securities	—	422	422	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	1,410	1,410	—	693	693
Asset-backed and mortgage-backed securities	—	423	423	—	413	413
Total available-for-sale debt security investments	$2,787	$2,324	$5,111	$1,169	$1,527	$2,696
Equity investments with readily determinable values
Publicly traded equity securities	$109	$—	$109	$122	$—	$122
Total equity investments with readily determinable values	$109	$—	$109	$122	$—	$122
Total	$2,896	$2,324	$5,220	$1,291	$1,527	$2,818
 _________________________
* Amounts as of April 30, 2023 and October 30, 2022, include $107 million and $105 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 30, 2023 or October 30, 2022.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately-held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately-held companies were $117 million during the three and six months ended April 30, 2023 and were not material during the three and six months ended May 1, 2022. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 30, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.2 billion. As of October 30, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.8 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 30, 2023 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we immediately recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and six months ended April 30, 2023 and May 1, 2022.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of April 30, 2023 and October 30, 2022, the total outstanding notional amounts of foreign exchange contracts were $1.9 billion and $2.1 billion, respectively. The fair values of foreign exchange derivative instruments as of April 30, 2023 and October 30, 2022 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2	$54	$(47)	$59
Total	$2	$54	$(47)	$59

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	April 30, 2023			May 1, 2022
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$6,630	$14	$—	$6,245	$14	$—
Cost of products sold	$3,536	—	—	$3,318	(1)	—
Research, development and engineering	$775	(3)	—	$686	(1)	(1)
Marketing and selling	$194	—	—	$173	(1)	—
General and administrative	$214	(1)	—	$174	—	—
Interest Rate Contracts:
Interest expense	$61	(3)	—	$58	(3)	—
		$7	$—		$8	$(1)

	Six Months Ended
	April 30, 2023			May 1, 2022
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net Sales	$13,369	$39	$—	$12,516	$27	$—
Cost of products sold	$7,130	2	—	$6,630	(3)	—
Research, development and engineering	$1,546	(3)	—	$1,340	—	(1)
Marketing and selling	$391	—	—	$340	(1)	—
General and administrative	$421	(1)	—	$340	—	—
Interest Rate Contracts:
Interest expense	$120	(6)	—	$115	(6)	—
		$31	$—		$17	$(1)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$12	$20	$(36)	$20
Total return swaps - deferred compensation	Cost of products sold	—	(1)	1	(2)
Total return swaps - deferred compensation	Operating expenses	2	(12)	14	(19)
Total return swaps - deferred compensation	Interest and other income, net	(2)	—	(4)	—
Total		$12	$7	$(25)	$(1)

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 30, 2023.
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
We sold $250 million and $529 million of account receivables during the three and six months ended April 30, 2023, respectively. We sold $365 million and $570 million of account receivables during the three and six months ended May 1, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the six months ended April 30, 2023 and May 1, 2022. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of April 30, 2023 and as of October 30, 2022. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of April 30, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

Note 7      Contract Balances and Performance Obligations
Contract Assets and Liabilities
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	April 30, 2023	October 30, 2022
	(In millions)

Contract assets	$185	$173
Contract liabilities	$3,373	$3,142
The increase in contract assets during the six months ended April 30, 2023 was primarily due to a reduction in goods transferred to customers where payment was conditional upon technical sign off.
During the six months ended April 30, 2023, we recognized revenue of approximately $2.3 billion related to contract liabilities at October 30, 2022. Contract liabilities increased during the six months ended April 30, 2023 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 30, 2023, partially offset by revenue recognized related to contract liabilities at October 30, 2022.
There were no credit losses recognized on our accounts receivables and contract assets during both the six months ended April 30, 2023 and May 1, 2022.
Performance Obligations
As of April 30, 2023, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $5.2 billion, of which approximately 50% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	April 30, 2023	October 30, 2022

	(In millions)
Inventories
Customer service spares	$1,567	$1,409
Raw materials	1,833	1,807
Work-in-process	1,064	1,029
Finished goods
Deferred cost of sales	541	704
Evaluation inventory	415	422
Manufactured on-hand inventory	520	561
Total finished goods	1,476	1,687
Total inventories	$5,940	$5,932

	April 30, 2023	October 30, 2022

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$417	$461
Prepaid expenses and other	802	883
	$1,219	$1,344

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	April 30, 2023	October 30, 2022

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$387	$387
Buildings and improvements	3-30	2,118	2,027
Demonstration and manufacturing equipment	3-5	2,195	2,083
Furniture, fixtures and other equipment	3-5	745	743
Construction in progress		617	389
Gross property, plant and equipment		6,062	5,629
Accumulated depreciation		(3,503)	(3,322)
		$2,559	$2,307

	April 30, 2023	October 30, 2022

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,678	$1,395
Operating lease right-of-use assets	389	389
Finance lease right-of-use assets	109	—
Income tax receivables and other assets	521	691
	$2,697	$2,475

	April 30, 2023	October 30, 2022

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,468	$1,755
Compensation and employee benefits	680	905
Warranty	310	286
Dividends payable	269	220
Income taxes payable	836	319
Other accrued taxes	30	30
Interest payable	39	39
Operating lease liabilities, current	90	85
Finance lease liabilities, current	15	—
Other	562	598
	$4,299	$4,237

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 30, 2023	October 30, 2022

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$117	$107
Operating lease liabilities, non-current	273	287
Finance lease liabilities, non-current	86	—
Other	335	338
	$811	$732

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Goodwill
As of April 30, 2023, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other. The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.
Details of goodwill as of April 30, 2023 and October 30, 2022 were as follows:

	April 30, 2023	October 30, 2022

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,439	$2,428
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,711	$3,700

From time to time, we acquire companies related to our existing or new markets. During the first six months of fiscal 2023, goodwill increased primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2023, which was not material to our results of operations or to our balance sheet.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Details of intangible assets other than goodwill were as follows:

	April 30, 2023			October 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$1,997	$(1,694)	$303	$1,985	$(1,675)	$310
Applied Global Services	79	(78)	1	79	(77)	2
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	36	(29)	7	36	(26)	10
Total intangible assets with finite lives	$2,306	$(1,995)	$311	$2,294	$(1,972)	$322
Intangible assets with indefinite lives:
Semiconductor Systems	$16	$—	$16	$16	$—	$16
Corporate and Other	1	—	1	1	—	1
Total intangible assets with indefinite lives	$17	$—	$17	$17	$—	$17
Total intangible assets	$2,323	$(1,995)	$328	$2,311	$(1,972)	$339
The increase in intangible assets during the first six months of fiscal 2023 was primarily due to the preliminary purchase accounting for an acquisition during the first quarter of fiscal 2023, which was not material to our results of operations.
Intangible assets with indefinite lives that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off.
Amortization expense of intangible assets were $12 million and $23 million during the three and six months ended months ended April 30, 2023, respectively. Amortization expense of intangible assets were $9 million and $19 million during the three and six months ended and May 1, 2022, respectively.
As of April 30, 2023, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2023 (remaining 6 months)	$22
2024	41
2025	40
2026	38
2027	25
Thereafter	145
Total	$311

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Borrowing Facilities and Debt
Revolving Credit Facilities
In February 2020, we entered into a five-year $1.5 billion committed unsecured revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. In February 2023, we entered into an agreement with our lenders to extend the termination date of the Revolving Credit Agreement to February 2026. The termination date may be further extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings.
No amounts were outstanding under the Revolving Credit Agreement as of April 30, 2023 and October 30, 2022.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $60 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of April 30, 2023 and October 30, 2022, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. As of April 30, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million, which were recorded as short-term debt with a weighted-average interest rate of 4.87% and maturities of 63 days. We did not have any commercial paper notes outstanding as of October 30, 2022.
Senior Unsecured Notes
Debt outstanding as of April 30, 2023 and October 30, 2022 was as follows:

	Principal Amount
	April 30, 2023	October 30, 2022	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(30)	(31)
Total long-term debt	$5,459	$5,457

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
	(In millions, except percentages)
Operating lease cost	$39	$22	$65	$43
Finance lease cost:
Amortization of right-of-use assets			$1	$—
Interest on lease liabilities			$1	$—
Weighted-average remaining lease term (in years) - operating leases			6.1	6.4
Weighted-average remaining lease term (in years) - finance leases			1.4	n/a
Weighted-average discount rate - operating leases			2.7%	2.8%
Weighted-average discount rate - finance leases			4.6%	n/a
Supplemental cash flow information related to leases are as follows:

	Six Months Ended
	April 30, 2023	May 1, 2022
	(In millions)
Operating cash flows paid for operating leases	$65	$43
Operating cash flows paid for finance leases	$1	$—
Financing cash flows paid for finance leases	$9	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$50	$139
Right-of-use assets obtained in exchange for finance lease liabilities	$109	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of April 30, 2023, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2023 (remaining 6 months)	$51	—
2024	92	106
2025	72	—
2026	39	—
2027	30	—
Thereafter	115	—
Total lease payments	$399	$106
Less imputed interest	(36)	(5)
Total	$363	$101

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	20	(37)	—	—	(17)
Amounts reclassified out of AOCI	8	(24)	—	—	(16)
Other comprehensive income (loss), net of tax	28	(61)	—	—	(33)
Balance as of April 30, 2023	$(47)	$(113)	$(88)	$13	$(235)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(38)	46	—	—	8
Amounts reclassified out of AOCI	(10)	(13)	—	—	(23)
Other comprehensive income (loss), net of tax	(48)	33	—	—	(15)
Balance as of May 1, 2022	$(49)	$(70)	$(169)	$13	$(275)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 30, 2023 and May 1, 2022 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 30, 2023, approximately $13.9 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases for the three and six months ended April 30, 2023 and May 1, 2022:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(in millions, except per share amount)
Shares of common stock repurchased	7	15	9	27
Cost of stock repurchased*	$804	$1,800	$1,054	$3,603
Average price paid per share*	$115.53	$124.84	$112.39	$134.54
___________________________
* Effective January 1, 2023, amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
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
Dividends
In March 2023 and December 2022, our Board of Directors declared quarterly cash dividends, in the amount of $0.32 and $0.26 per share, respectively. The dividend declared in March 2023 is payable in June 2023. Dividends paid during the six months ended April 30, 2023 and May 1, 2022 totaled $439 million and $425 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and six months ended April 30, 2023 and May 1, 2022, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Cost of products sold	$42	$36	$96	$78
Research, development and engineering	41	37	95	80
Marketing and selling	12	12	29	26
General and administrative	18	16	41	35
Total share-based compensation	$113	$101	$261	$219
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
As of April 30, 2023, we had $947 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.8 years. As of April 30, 2023, there were 25 million shares available for grant of share-based awards under the ESIP, and an additional 13 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the six months ended April 30, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 30, 2022	11	$92.31
Granted	6	$102.32
Vested	(5)	$71.09
Canceled	—	$104.59
Outstanding as of April 30, 2023	12	$104.42
As of April 30, 2023, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in the three and six months ended April 30, 2023 and a total of 1 million shares in the three and six months ended May 1, 2022.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 30, 2023	May 1, 2022

Dividend yield	1.09%	0.74%
Expected volatility	43.3%	45.2%
Risk-free interest rate	5.14%	0.60%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$32.47	$35.79

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
Our effective tax rates for the second quarter of fiscal 2023 and 2022 were 11.4 percent and 17.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022.
Our effective tax rates for the first six months of fiscal 2023 and 2022 were 11.9 percent and 12.2 percent, respectively. The effective tax rate for the first six months of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022, offset in part by larger excess tax benefits from share-based compensation in fiscal 2022.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 30 2023	May 1 2022	April 30 2023	May 1 2022

	(In millions)
Beginning balance	$302	$254	$286	$242
Warranties issued	62	61	124	125
Change in reserves related to preexisting warranty	(2)	2	2	5
Consumption of reserves	(52)	(55)	(102)	(110)
Ending balance	$310	$262	$310	$262

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
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 30, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $592 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 30, 2023, we have provided parent guarantees to banks for approximately $298 million to cover these arrangements.
Legal Matters
From time to time, we receive notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by us in connection with claims made against them. In addition, from time to time, we receive notification from third parties claiming that we may be or are infringing or misusing their intellectual property or other rights. We also are subject to various other legal proceedings, regulatory investigations or inquiries, and claims, both asserted and unasserted, that arise in the ordinary course of business. These matters are subject to uncertainties, and we cannot predict the outcome of these matters, or governmental inquiries or proceedings that may occur. Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, we do not believe at this time that any of these matters will have a material effect on our consolidated financial condition or results of operations.
In August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information relating to certain China customer shipments. We are cooperating fully with the government. This matter is subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to this matter.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of April 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
April 30, 2023:
Semiconductor Systems	$4,977	$1,764	$10,139	$3,681
Applied Global Services	1,428	414	2,797	797
Display and Adjacent Markets	168	21	335	29
Corporate and Other	57	(288)	98	(626)
Total	$6,630	$1,911	$13,369	$3,881
May 1, 2022:
Semiconductor Systems	$4,458	$1,648	$9,025	$3,419
Applied Global Services	1,383	422	2,703	825
Display and Adjacent Markets	381	81	747	157
Corporate and Other	23	(257)	41	(531)
Total	$6,245	$1,894	$12,516	$3,870
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Six Months Ended
	April 30, 2023		May 1, 2022		Change	April 30, 2023		May 1, 2022		Change

	(In millions, except percentages)
China	$1,405	21%	$2,133	34%	(34)%	$2,550	19%	$4,120	33%	(38)%
Korea	1,583	24%	968	16%	64%	2,876	22%	2,089	17%	38%
Taiwan	1,435	22%	1,408	23%	2%	3,403	25%	2,657	21%	28%
Japan	460	7%	407	6%	13%	916	7%	968	8%	(5)%
Southeast Asia	157	2%	138	2%	14%	410	3%	363	3%	13%
Asia Pacific	5,040	76%	5,054	81%	—%	10,155	76%	10,197	82%	—%
United States	1,113	17%	702	11%	59%	2,164	16%	1,549	12%	40%
Europe	477	7%	489	8%	(2)%	1,050	8%	770	6%	36%
Total	$6,630	100%	$6,245	100%	6%	$13,369	100%	$12,516	100%	7%

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Foundry, logic and other	84%	65%	81%	63%
Dynamic random-access memory (DRAM)	11%	21%	12%	23%
Flash memory	5%	14%	7%	14%
	100%	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Unallocated net sales	$57	$23	$98	$41
Unallocated cost of products sold and expenses	(232)	(179)	(463)	(357)
Share-based compensation	(113)	(101)	(261)	(219)
Severance and related charges	—	—	—	4
Total	$(288)	$(257)	$(626)	$(531)

The following customers accounted for at least 10 percent of our net sales for the six months ended April 30, 2023, and sales to these customers included products and services from multiple reportable segments.

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
This report contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding our future financial or operating results, customer demand and spending, end-user demand, our and market and industry trends and outlooks, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal matters, claims and proceedings, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part II, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and we undertake no obligation to revise or update any such statements.

Overview
We provide manufacturing equipment, services and software to the semiconductor, display, and related industries. Our customers include manufacturers of semiconductor wafers and chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. These customers may use what they manufacture in their own end products or sell the items to other companies for use in electronic products. Each of our segments is subject to variable industry conditions, as demand for manufacturing equipment and services can change depending on supply and demand for chips, display technologies, and other electronic devices, as well as other factors, such as global economic, political and market conditions, the nature and timing of technological advances in fabrication processes and other factors described under “Risk Factors” in Part II, Item 1A.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,630	$6,245	$385	$13,369	$12,516	$853
Gross margin	46.7%	46.9%	(0.2) points	46.7%	47.0%	(0.3) points
Operating income	$1,911	$1,894	$17	$3,881	$3,870	$11
Operating margin	28.8%	30.3%	(1.5) points	29.0%	30.9%	(1.9) points
Net income	$1,575	$1,536	$39	$3,292	$3,328	$(36)
Earnings per diluted share	$1.86	$1.74	$0.12	$3.88	$3.74	$0.14

Fiscal 2023 and 2022 each contain 52 weeks and the first six months of fiscal 2023 and 2022 each contained 26 weeks.
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the six months ended April 30, 2023. Foundry and logic spending increased in the three and six months ended April 30, 2023 compared to the same periods in the prior year driven primarily by customer investment in mature manufacturing nodes. Memory customers’ spending in the three and six months ended April 30, 2023 was lower as compared to the same periods in the prior year due to deferred capacity additions primarily as a result of weakness in demand for consumer electronic products.
Our Applied Global Services net sales in the three and six months ended April 30, 2023 increased compared to the same periods in the prior year primarily driven by an increase in legacy systems sales, partially offset by a decrease in long-term service agreements and spares due to additional export regulations issued by the United States government in 2022. Our Display and Adjacent Markets net sales decreased in the three and six months ended April 30, 2023 compared to the same periods in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in demand for consumer electronic products.
We experienced supply chain and logistics constraints in fiscal 2022, and although there have been improvements in supply chain performance in the first half of fiscal 2023, we expect some shortages to persist through the remainder of fiscal 2023, and managing these supply chain constraints to increase shipments to customers remains a top priority.

In early February 2023 one of our major suppliers suffered a cybersecurity incident that impacted our manufacturing operations, and although we have largely recovered, we continue to mitigate the impact on our ongoing operations caused by this supplier incident.
In 2022, the United States government announced additional export regulations for U.S. semiconductor technology sold in China. These export regulations resulted in lower net sales in China for our Semiconductor Systems and Applied Global Services segments for the first six months of fiscal 2023 compared to the same period in the prior year. For a description of risks associated with global trade, see the risk factor entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	April 30, 2023		May 1, 2022		Change	April 30, 2023		May 1, 2022		Change

	(In millions, except percentages)
Semiconductor Systems	$4,977	75%	$4,458	72%	12%	$10,139	76%	$9,025	72%	12%
Applied Global Services	1,428	22%	1,383	22%	3%	2,797	21%	2,703	22%	3%
Display and Adjacent Markets	168	2%	381	6%	(56)%	335	2%	747	6%	(55)%
Corporate and Other	57	1%	23	—%	148%	98	1%	41	—%	139%
Total	$6,630	100%	$6,245	100%	6%	$13,369	100%	$12,516	100%	7%

For the three and six months ended April 30, 2023 compared to the same periods in the prior year, net sales increased primarily due to continued customer investment in semiconductor equipment and improvements in our supply chain performance enabling us to better fulfill demand in the first six months of fiscal 2023 as compared to the same period in the prior year. The increase in net sales was partially offset by the reduction in customer investment in display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	April 30, 2023		May 1, 2022		Change	April 30, 2023		May 1, 2022		Change

	(In millions, except percentages)
China	$1,405	21%	$2,133	34%	(34)%	$2,550	19%	$4,120	33%	(38)%
Korea	1,583	24%	968	16%	64%	2,876	22%	2,089	17%	38%
Taiwan	1,435	22%	1,408	23%	2%	3,403	25%	2,657	21%	28%
Japan	460	7%	407	6%	13%	916	7%	968	8%	(5)%
Southeast Asia	157	2%	138	2%	14%	410	3%	363	3%	13%
Asia Pacific	5,040	76%	5,054	81%	—%	10,155	76%	10,197	82%	—%
United States	1,113	17%	702	11%	59%	2,164	16%	1,549	12%	40%
Europe	477	7%	489	8%	(2)%	1,050	8%	770	6%	36%
Total	$6,630	100%	$6,245	100%	6%	$13,369	100%	$12,516	100%	7%

The increase in net sales to customers in Korea and United States for the three and six months ended April 30, 2023 compared to the same periods in the prior year primarily reflected increased investment by customers in semiconductor equipment and increased customer spending on comprehensive service agreements and spares, as well as customer spending on legacy systems. The decrease in net sales to customers in China for the three and six months ended April 30, 2023 compared to the same periods in the prior year primarily reflected decreased investment in semiconductor equipment and long-term service agreements due to the impact of additional export regulations issued by the United States government in 2022 and decreased investment in display manufacturing equipment due to weak consumer demand for TVs and mobile products. The changes in net sales in all other regions in the three and six months ended April 30, 2023 compared to the same periods in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.
Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

Gross margin	46.7%	46.9%	(0.2) points	46.7%	47.0%	(0.3) points
Gross margin in the three months ended April 30, 2023 was approximately flat compared to the same period in the prior year primarily driven by higher material costs and inventory charges, offset by an increase in average selling prices, favorable changes in product mix and lower freight and logistics costs. Gross margin in the six months ended April 30, 2023 was approximately flat compared to the same period in the prior year primarily driven by higher material costs and inventory charges, unfavorable changes in product mix and the impact of export regulations, offset by an increase in average selling prices and lower freight and logistics costs. Gross margin during the three months ended April 30, 2023 and May 1, 2022 included $42 million and $36 million of share-based compensation expense, respectively. Gross margin during the six months ended April 30, 2023 and May 1, 2022 included $96 million and $78 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions)
Research, development and engineering	$775	$686	$89	$1,546	$1,340	$206
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
The increases in RD&E expenses during the three and six months ended April 30, 2023 compared to the same periods in the prior year were primarily due to additional headcount, an impairment of fixed assets and higher consumable and equipment costs associated with ongoing product development. These increases reflect our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended April 30, 2023 and May 1, 2022 included $41 million and $37 million of share-based compensation expense, respectively. RD&E expense during the six months ended April 30, 2023 and May 1, 2022 included $95 million and $80 million of share-based compensation expense, respectively.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions)
Marketing and selling	$194	$173	$21	$391	$340	$51
Marketing and selling expenses for the three and six months ended April 30, 2023 increased compared to the same periods in prior year primarily due to additional headcount and higher travel related expenses. Marketing and selling expenses during the three months ended April 30, 2023 and May 1, 2022 included $12 million and $12 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended April 30, 2023 and May 1, 2022 included $29 million and $26 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions)
General and administrative	$214	$174	$40	$421	$340	$81
G&A expenses in the three and six months ended April 30, 2023 increased compared to the same periods in the prior year primarily due to additional headcount and higher professional fees. G&A expenses during the three months ended April 30, 2023 and May 1, 2022 included $18 million and $16 million of share-based compensation expense, respectively. G&A expenses during the six months ended April 30, 2023 and May 1, 2022 included $41 million and $35 million of share-based compensation expense, respectively.

Interest Expense and Interest and Other Income (Expense), net
Interest expense and interest and other income (expense), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions)
Interest expense	$61	$58	$3	$120	$115	$5
Interest and other income (expense), net	$(73)	$28	$(101)	$(23)	$34	$(57)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended April 30, 2023 remained relatively flat compared to the same periods in the prior year.
Interest and other income (expense), net in the three and six months ended April 30, 2023 decreased compared to the same periods in the prior year, primarily driven by higher impairment loss and lower net gain from equity investments, partially offset by higher interest income, compared to the same periods in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 30, 2023	May 1, 2022	Change	April 30, 2023	May 1, 2022	Change

	(In millions, except percentages)
Provision for income taxes	$202	$328	$(126)	$446	$461	$(15)
Effective income tax rate	11.4%	17.6%	(6.2) points	11.9%	12.2%	(0.3) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the second quarter of fiscal 2023 and 2022 were 11.4 percent and 17.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022.
Our effective tax rates for the first six months of fiscal 2023 and 2022 were 11.9 percent and 12.2 percent, respectively. The effective tax rate for the first six months of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022, offset in part by larger excess tax benefits from share-based compensation in fiscal 2022.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 30, 2023	May 1, 2022	Change		April 30, 2023	May 1, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$4,977	$4,458	$519	12%	$10,139	$9,025	$1,114	12%
Operating income	$1,764	$1,648	$116	7%	$3,681	$3,419	$262	8%
Operating margin	35.4%	37.0%		(1.6) points	36.3%	37.9%		(1.6) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Foundry, logic and other	84%	65%	81%	63%
Dynamic random-access memory (DRAM)	11%	21%	12%	23%
Flash memory	5%	14%	7%	14%
	100%	100%	100%	100%
Net sales for the three and six months ended April 30, 2023 increased compared to the same periods in the prior year. Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the first six months of fiscal 2023. Foundry and logic spending increased in the three and six months ended April 30, 2023 compared to the same periods in the prior year primarily driven by customer investment in mature manufacturing nodes. Spending by memory customers decreased in the three and six months ended April 30, 2023 compared to the same periods in the prior year due to deferred capacity additions primarily as a result of weakness in demand for consumer electronic products.
Operating margin for the three and six and months ended April 30, 2023 decreased compared to the same periods in the prior year, primarily driven by higher material costs and inventory charges, unfavorable changes in product mix and the impact of export regulations, partially offset by an increase in average selling prices and lower freight and logistics costs. In the three months ended April 30, 2023, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 49 percent of this segment’s total net sales.

Applied Global Services Segment
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, certain remanufactured earlier generation equipment and factory automation software for semiconductor, display and solar products.
Demand for Applied Global Services’ solutions are driven by our large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve device performance and yield, and optimize factory output and operating costs. Industry conditions that affect Applied Global Services’ sales of spares and services are primarily characterized by changes in semiconductor manufacturers’ wafer starts and utilization rates, growth of the installed base of equipment, growing service intensity of newer tools, and our ability to sell more comprehensive service agreements.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 30, 2023	May 1, 2022	Change		April 30, 2023	May 1, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$1,428	$1,383	$45	3%	$2,797	$2,703	$94	3%
Operating income	$414	$422	$(8)	(2)%	$797	$825	$(28)	(3)%
Operating margin	29.0%	30.5%		(1.5) points	28.5%	30.5%		(2.0) points

Net sales for the three and six months ended April 30, 2023 increased compared to the same periods in the prior year primarily due to higher customer spending on legacy systems, offset by lower customer spending on comprehensive service agreements and spares due to additional export regulations issued by the United States government in 2022. Operating margin for the three and six months ended April 30, 2023 decreased compared to the same periods in the prior year primarily due to the impact of the export regulations and higher inventory charges, partially offset by favorable changes in product mix and an increase in average selling prices. In the three months ended April 30, 2023, two customers accounted for at least 10 percent of this segment’s net sales.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 30, 2023	May 1, 2022	Change		April 30, 2023	May 1, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$168	$381	$(213)	(56)%	$335	$747	$(412)	(55)%
Operating income	$21	$81	$(60)	(74)%	$29	$157	$(128)	(82)%
Operating margin	12.5%	21.3%		(8.8) points	8.7%	21.0%		(12.3) points

Net sales for the three and six months ended April 30, 2023 decreased compared to the same periods in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in demand for consumer electronic products. Operating margin for the three and six months ended April 30, 2023 decreased compared to the same periods in the prior year primarily due to lower net sales, partially offset by a reduction in headcount related costs as headcount moved to open positions within Semiconductor Systems and Applied Global Services segments. In the three months ended April 30, 2023, one customer accounted for 74 percent of this segment’s net sales.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	April 30, 2023	October 30, 2022

	(In millions)
Cash and cash equivalents	$4,588	$1,995
Short-term investments	510	586
Long-term investments	2,024	1,980
Total cash, cash-equivalents and investments	$7,122	$4,561
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 30, 2023	May 1, 2022

	(In millions)
Cash provided by operating activities	$4,562	$3,073
Cash used in investing activities	$(621)	$(551)
Cash used in financing activities	$(1,346)	$(4,188)
Operating Activities
Cash from operating activities for the six months ended April 30, 2023 was $4.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, and share-based compensation. Cash provided by operating activities increased in the first six months of fiscal 2023 compared to the same period in the prior year primarily due to lower income taxes and inventory payments and higher cash collections, partially offset by higher payments to vendors.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $529 million and $570 million of account receivables during the six months ended April 30, 2023 and May 1, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the six months ended April 30, 2023 and May 1, 2022, respectively.
Our working capital was $9.9 billion as of April 30, 2023 and $8.5 billion as of October 30, 2022.
Days sales outstanding of our accounts receivable for the three months ended April 30, 2023 and May 1, 2022 were 76 days and 71 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to a higher accounts receivable balance as a result of timing of customer payments and lower accounts receivable factoring compared to the same period in the prior year.
Investing Activities
We used $621 million of cash in investing activities during the six months ended April 30, 2023. Capital expenditures totaled $542 million, net cash paid for acquisitions was $18 million, and purchases of investments, net of proceeds from sales and maturities of investments were $61 million, during the six months ended April 30, 2023.
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

Financing Activities
We used $1.3 billion of cash in financing activities during the six months ended April 30, 2023, consisting primarily of cash used for repurchases of common stock of $1.1 billion, dividends to stockholders of $439 million, and tax withholding payments for vested equity awards of $154 million, partially offset by net proceeds from issuances of commercial paper notes of $195 million and common stock issuance of $111 million.
In March 2023 and December 2022, our Board of Directors declared quarterly cash dividends, in the amount of $0.32 and $0.26 per share, respectively. The dividend declared in March 2023 is payable in June 2023. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 30, 2023, approximately $13.9 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. In February 2023, we entered into an agreement with our lenders to extend the termination date of the Revolving Credit Agreement to February 2026. The termination date may be further extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of April 30, 2023.
Remaining credit facilities in the amount of approximately $60 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both April 30, 2023 and October 30, 2022.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of April 30, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million and may issue commercial paper notes under this program from time to time in the future. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of April 30, 2023. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 30, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $592 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 30, 2023, we have provided parent guarantees to banks for approximately $298 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of April 30, 2023, we had $694 million of total payments remaining, payable in installments in the next four years.
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
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant.
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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $1.8 billion at April 30, 2023. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of April 30, 2023 of approximately $22 million.
Debt - At April 30, 2023, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $491 million at April 30, 2023. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $146 million at April 30, 2023.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2023, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, bank failures, failure of the U.S. government to timely raise the debt ceiling, and economic recession, could materially adversely impact our operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Such decreases in spending and demand have in the past caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially adversely impact our operating results.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended April 30, 2023, approximately 83% of our net sales were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic, political and business conditions and demands;
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
•interruptions to our or our suppliers’ supply chain;
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
Our business depends on our timely supply of equipment, services and related products to meet the changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, materials and services, including components and subassemblies, from suppliers and contract manufacturers. Significant and sudden increases in demand for our products, as well as worldwide demand for electronic products, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture our products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of parts, materials or services, and delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. Moreover, from time to time lockdowns that may be imposed in various geographic regions in response to periodic spikes in COVID-19 cases and related travel and logistics restrictions may result in additional supply chain and transportation disruptions, production delays, capacity limitations and cost increases. Our operating results may be adversely impacted if we are unable to obtain parts, materials or services needed to manufacture our products, or if we are unable to do so on a timely manner or on favorable terms. Ongoing supply chain constraints may continue to increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers. Such increase in costs may lead to reduced demand for our products and materially adversely impact our operating results. Some key parts are subject to long lead-times or available only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the countries where we conduct our manufacturing. Supply chain disruptions have caused and may continue to cause delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-

end production and delivery schedules, and could have an adverse impact on our operating and financial results. Volatility of demand for manufacturing equipment can also increase our capital, technical, operational and other risks, as well as for companies throughout our supply chain, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand.
Cybersecurity incidents affecting our suppliers could impact our supply chain and may also cause difficulties and delays in our ability to obtain parts, materials and services needed to manufacture our products and provide services, and may adversely impact our manufacturing operations, our ability to meet customer demand, and our operating results. In early February 2023 we became aware that one of our major suppliers suffered a cybersecurity incident. Although we have largely recovered from the delays in our manufacturing operations and delivery schedules caused by the incident, we continue to face delays in parts and supplies related to this supplier. Failure to timely recover from such delays could materially and adversely affect our business, financial condition and results of operations, and may also cause our business and financial outlook to be inaccurate.
We may also experience supply chain disruptions, significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
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
•semiconductor manufacturers’ ability to reconfigure and re-use equipment, resulting in diminished need to purchase new equipment and services from us, and challenges in providing parts for reused equipment;
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
The effects of the COVID-19 pandemic and global measures taken in response have adversely impacted and from time to time may adversely impact our operations and financial results.
The effects of the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted and from time to time may adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers, suppliers and partners globally. Travel and logistics restrictions, lockdowns, vaccine requirements and other measures implemented by foreign and domestic authorities have resulted in, and from time to time may result in, supply chain and transportation disruptions, production delays and capacity limitations impacting our business and operations, as well as those of our customers, suppliers and partners, as well as reduced workforce availability or productivity, and additional data, information and cyber security risks associated with an extensive workforce working remotely.
As economic activity and business operations in certain regions recover, there have been and may continue to be periods of significant or sudden increases in demand for our products, as well as worldwide demand for electronic products. Significant or sudden demand increases have resulted in, and may continue to result in, a shortage of parts, materials or services needed to manufacture our products. We have also experienced, and may continue to experience, shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays have adversely impacted, and could continue to adversely impact, our suppliers’ ability to meet our demand requirements and do so on favorable terms, and our ability to meet our customer demand. There can be no assurance that we or our suppliers will be able to maintain manufacturing operations at levels necessary to adequately address demand for our products. In addition, the pandemic and measures taken in response thereto have had, and from time to time may have, a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect our business, financial condition and results of operations.
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
In the conduct of our business, we collect, use, transmit and store data on information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruption, breach or failure. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. These cybersecurity incidents may range from employee error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target us directly or indirectly through our third-party providers and global supply chain. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. Although we have not directly experienced a cybersecurity incident that has been material to us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and privacy and data protection laws. We may be unable to anticipate, prevent or remediate future attacks, and in some instances we may be unaware of a cybersecurity incident or its magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Depending on their nature and scope, cybersecurity incidents may result in business disruption, such as delay in the development and delivery of our products or disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; litigation or regulatory enforcement action related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Compliance with, and changes to, laws and regulations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer, could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.
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
Our success, competitiveness and ability to execute on our global strategies and maintain a culture of innovation depend in large part on our ability to attract, retain and motivate qualified employees and leaders with the necessary expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, ongoing competition for talent, the availability of qualified employees in the markets, availability of career development opportunities, the ability to obtain necessary authorizations for workers to provide services outside their home countries, and the attractiveness of our compensation and benefit programs, including our share-based programs, and our employment policies, including the flexibility of our remote-work arrangements. We have experienced, and may continue to experience, increasing costs to attract and retain needed talent, driven by macro-economic conditions and a highly competitive labor market. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss or retirement of employees presents particular challenges to the extent they involve the departure of knowledgeable and experienced employees and the resulting need to identify and train existing or new candidates to perform necessary functions, which may result in unexpected costs, reduced productivity, and/or difficulties with respect to internal processes and controls.
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
There have been a number of proposed changes in the tax laws that, if enacted, would increase our tax liability. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material adverse impact on our results of operations and financial condition. For example, the current administration has made several corporate income tax proposals that, if enacted, could have a material impact on our effective tax rate. In addition, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our global tax obligations are determined. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain.
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
We have $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of April 30, 2023, we may borrow amounts in the future under this credit facility. We may also enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. Significant changes in our credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on our access to and cost of capital for future financings, and financial condition. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of our obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.
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
There can be no assurance that we will continue to declare cash dividends or repurchase our shares.
Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends or the repurchasing of shares by us. Future dividends and share repurchases may also be affected by, among other factors, our cash flow; potential future capital requirements for investments, acquisitions, infrastructure projects, and research and development; changes in federal, state, and international tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock.
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
From time to time we communicate our strategies, commitments and targets related to sustainability, carbon emissions, diversity and inclusion, human rights, and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations and regulatory requirements, as well as our sustainability targets, could from time to time cause us to alter our manufacturing, operations or equipment designs and processes, and incur substantial additional expense to meet such requirements and targets. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
We are subject to risks associated with environmental, health and safety regulations.
We are subject to environmental, health and safety regulations in connection with our global business operations, including but not limited to: regulations related to the development, manufacture, sale, shipping and use of our products; handling, discharge, recycling and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property, including in connection with construction of our infrastructure projects. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could also be required to alter our manufacturing, operations and product design, and incur substantial expense in order to comply with environmental, health and safety regulations. Any failure to comply with these regulations could subject us to significant costs and liabilities that could adversely affect our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 30, 2023, approximately $13.9 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 30, 2023 to February 26, 2023)	1.4	$114.35	$163	1.4	$4,509
Month #2
(February 27, 2023 to March 26, 2023)	2.0	$118.34	237	2.0	$14,272
Month #3
(March 27, 2022 to April 30, 2023)	3.6	$114.41	404	3.6	$13,868
Total	7.0	$115.53	$804	7.0
___________________________
* Effective January 1, 2023, amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
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

APPLIED MATERIALS, INC.

May 26, 2023	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 26, 2023	By:	/s/ JEFF BODNER
Jeff Bodner
Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)