Form 10-Q
period 2023-07-30
APPLIED MATERIALS INC /DE
filed 2023-08-24
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 30, 2023: 836,533,852

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(Unaudited)
Net sales	$6,425	$6,520	$19,794	$19,036
Cost of products sold	3,449	3,514	10,579	10,144
Gross profit	2,976	3,006	9,215	8,892
Operating expenses:
Research, development and engineering	767	705	2,313	2,045
Marketing and selling	193	180	584	520
General and administrative	214	197	635	537
Severance and related charges	—	—	—	(4)
Total operating expenses	1,174	1,082	3,532	3,098
Income from operations	1,802	1,924	5,683	5,794
Interest expense	60	56	180	171
Interest and other income (expense), net	64	(7)	41	27
Income before income taxes	1,806	1,861	5,544	5,650
Provision for income taxes	246	255	692	716
Net income	$1,560	$1,606	$4,852	$4,934
Earnings per share:
Basic	$1.86	$1.86	$5.76	$5.63
Diluted	$1.85	$1.85	$5.73	$5.59
Weighted average number of shares:
Basic	838	864	842	877
Diluted	843	869	846	883
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(Unaudited)
Net income	$1,560	$1,606	$4,852	$4,934
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(3)	3	25	(45)
Change in unrealized net loss on derivative instruments	15	13	(46)	46
Other comprehensive income (loss), net of tax	12	16	(21)	1
Comprehensive income	$1,572	$1,622	$4,831	$4,935
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 30, 2023	October 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$6,025	$1,995
Short-term investments	510	586
Accounts receivable, net	5,230	6,068
Inventories	5,809	5,932
Other current assets	1,305	1,344
Total current assets	18,879	15,925
Long-term investments	2,177	1,980
Property, plant and equipment, net	2,604	2,307
Goodwill	3,732	3,700
Purchased technology and other intangible assets, net	305	339
Deferred income taxes and other assets	2,713	2,475
Total assets	$30,410	$26,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$199	$—
Accounts payable and accrued expenses	4,528	4,237
Contract liabilities	3,497	3,142
Total current liabilities	8,224	7,379
Long-term debt	5,460	5,457
Income taxes payable	818	964
Other liabilities	815	732
Total liabilities	15,317	14,532
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,914	8,593
Retained earnings	41,988	37,892
Treasury stock	(35,594)	(34,097)
Accumulated other comprehensive loss	(223)	(202)
Total stockholders’ equity	15,093	12,194
Total liabilities and stockholders’ equity	$30,410	$26,726
Amounts as of July 30, 2023 are unaudited. Amounts as of October 30, 2022 are derived from the October 30, 2022 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129
Net income	—	—	—	1,560	—	—	—	1,560
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	12	12
Dividends declared ($0.32 per common share)	—	—	—	(268)	—	—	—	(268)
Share-based compensation	—	—	114	—	—	—	—	114
Net issuance under stock plans	—	—	(11)	—	—	—	—	(11)
Common stock repurchases	(4)	—	—	—	4	(443)	—	(443)
Balance as of July 30, 2023	836	$8	$8,914	$41,988	1,186	$(35,594)	$(223)	$15,093

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	4,852	—	—	—	4,852
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(21)	(21)
Dividends declared ($0.90 per common share)	—	—	—	(756)	—	—	—	(756)
Share-based compensation	—	—	375	—	—	—	—	375
Net issuance under stock plans	5	—	(54)	—	—	—	—	(54)
Common stock repurchases	(13)	—	—	—	13	(1,497)	—	(1,497)
Balance as of July 30, 2023	836	$8	$8,914	$41,988	1,186	$(35,594)	$(223)	$15,093

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 31, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of May 1, 2022	869	$9	$8,306	$35,137	1,146	$(31,598)	$(275)	$11,579
Net income	—	—	—	1,606	—	—	—	1,606
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16	16
Dividends declared ($0.26 per common share)	—	—	—	(223)	—	—	—	(223)
Share-based compensation	—	—	95	—	—	—	—	95
Net issuance under stock plans	1	—	(3)	—	—	—	—	(3)
Common stock repurchases	(10)	—	—	—	10	(1,000)	—	(1,000)
Balance as of July 31, 2022	860	$9	$8,398	$36,520	1,156	$(32,598)	$(259)	$12,070

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 31, 2022	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	4,934	—	—	—	4,934
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1	1
Dividends declared ($0.76 per common share)	—	—	—	(660)	—	—	—	(660)
Share-based compensation	—	—	314	—	—	—	—	314
Net issuance under stock plans	5	—	(163)	—	—	—	—	(163)
Common stock repurchases	(37)	—	—	—	37	(4,603)	—	(4,603)
Balance as of July 31, 2022	860	$9	$8,398	$36,520	1,156	$(32,598)	$(259)	$12,070

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 30, 2023	July 31, 2022

	(Unaudited)
Cash flows from operating activities:
Net income	$4,852	$4,934
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	385	321
Severance and related charges	—	(4)
Share-based compensation	375	314
Deferred income taxes	(174)	(209)
Other	189	14
Changes in operating assets and liabilities:
Accounts receivable	838	3
Inventories	123	(1,164)
Other current and non-current assets	27	(19)
Accounts payable and accrued expenses	(441)	195
Contract liabilities	355	725
Income taxes payable	545	(597)
Other liabilities	71	29
Cash provided by operating activities	7,145	4,542
Cash flows from investing activities:
Capital expenditures	(797)	(564)
Cash paid for acquisitions, net of cash acquired	(25)	(441)
Proceeds from sales and maturities of investments	971	1,013
Purchases of investments	(1,195)	(1,175)
Cash used in investing activities	(1,046)	(1,167)
Cash flows from financing activities:
Proceeds from commercial paper	892	—
Repayments of commercial paper	(700)	—
Proceeds from common stock issuances	111	96
Common stock repurchases	(1,489)	(4,603)
Tax withholding payments for vested equity awards	(165)	(259)
Payments of dividends to stockholders	(707)	(650)
Repayments of principal on finance leases	(8)	—
Cash used in financing activities	(2,066)	(5,416)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	4,033	(2,041)
Cash, cash equivalents and restricted cash equivalents — beginning of period	2,100	5,101
Cash, cash equivalents and restricted cash equivalents — end of period	$6,133	$3,060
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$6,025	$2,956
Restricted cash equivalents included in deferred income taxes and other assets	108	104
Total cash, cash equivalents and restricted cash equivalents	$6,133	$3,060
Supplemental cash flow information:
Cash payments for income taxes	$418	$1,623
Cash refunds from income taxes	$51	$133
Cash payments for interest	$137	$137
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and nine months ended July 30, 2023 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2023 and 2022 contain 52 weeks each and the first nine months of fiscal 2023 and 2022 each contained 39 weeks.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Disclosures by Business Entities about Government Assistance. In November 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires annual disclosures related to certain government assistance received by business entities (Topic 832) including (1) the types of assistance, (2) the entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This authoritative guidance is effective for us in our fiscal 2023 Form 10-K. The adoption of this authoritative guidance is not expected to have a significant impact to our financial results and only impacts the disclosures in our notes to consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions, except per share amounts)
Numerator:
Net income	$1,560	$1,606	$4,852	$4,934
Denominator:
Weighted average common shares outstanding	838	864	842	877
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	5	5	4	6
Denominator for diluted earnings per share	843	869	846	883
Basic earnings per share	$1.86	$1.86	$5.76	$5.63
Diluted earnings per share	$1.85	$1.85	$5.73	$5.59
Potentially weighted dilutive securities	—	3	2	2
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

July 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,397	$—	$—	$1,397
Cash equivalents:
Money market funds*	3,525	—	—	3,525
Commercial paper, corporate bonds and medium-term notes	1,103	—	—	1,103
Total Cash equivalents	4,628	—	—	4,628
Total Cash and Cash equivalents	$6,025	$—	$—	$6,025
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$9	$—	$—	$9
U.S. Treasury and agency securities	411	—	9	402
Non-U.S. government securities**	6	—	—	6
Municipal securities	438	—	11	427
Commercial paper, corporate bonds and medium-term notes	591	—	12	579
Asset-backed and mortgage-backed securities	448	—	14	434
Total fixed income securities	1,903	—	46	1,857
Publicly traded equity securities	79	51	13	117
Equity investments in privately held companies	660	78	25	713
Total equity investments	739	129	38	830
Total short-term and long-term investments	$2,642	$129	$84	$2,687
Total Cash, Cash equivalents and Investments	$8,667	$129	$84	$8,712
_________________________
*Excludes restricted cash equivalents invested in money market funds related to deferred compensation plans.
**Includes Canadian provincial government debt.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

October 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,199	$—	$—	$1,199
Cash equivalents:
Money market funds*	660	—	—	660
U.S. Treasury and agency securities	4	—	—	4
Municipal securities	13	—	—	13
Commercial paper, corporate bonds and medium-term notes	119	—	—	119
Total Cash equivalents	796	—	—	796
Total Cash and Cash equivalents	$1,995	$—	$—	$1,995
Short-term and long-term investments:
Bank certificates of deposit	$7	$—	$—	$7
U.S. Treasury and agency securities	435	—	13	422
Non-U.S. government securities**	7	—	1	6
Municipal securities	389	—	16	373
Commercial paper, corporate bonds and medium-term notes	595	—	21	574
Asset-backed and mortgage-backed securities	432	—	19	413
Total fixed income securities	1,865	—	70	1,795
Publicly traded equity securities	85	63	26	122
Equity investments in privately held companies	567	86	4	649
Total equity investments	652	149	30	771
Total short-term and long-term investments	$2,517	$149	$100	$2,566
Total Cash, Cash equivalents and Investments	$4,512	$149	$100	$4,561
 _________________________
*Excludes restricted cash equivalents invested in money market funds related to deferred compensation plans.
**Includes Canadian provincial government debt.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of July 30, 2023:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$488	$482
Due after one through five years	964	938
Due after five years	3	3
No single maturity date*	1,187	1,264
Total	$2,642	$2,687
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 30, 2023 and July 31, 2022 gross realized gains and losses on our fixed income portfolio were not material.
As of July 30, 2023 and October 30, 2022, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and nine months ended July 30, 2023 and July 31, 2022, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three and nine months ended July 30, 2023 and July 31, 2022 were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
	(In millions)
Publicly traded equity securities
Unrealized gain	$12	$3	$31	$21
Unrealized loss	(1)	(23)	(28)	(33)
Realized gain on sales and dividends	4	3	5	5
Realized loss on sales	—	—	(2)	—
Equity investments in privately held companies
Unrealized gain	1	7	13	32
Unrealized loss	(18)	(5)	(29)	(5)
Realized gain on sales and dividends	2	—	7	2
Realized loss on sales and impairments	(2)	(2)	(119)	(6)
Total gain (loss) on equity investments, net	$(2)	$(17)	$(122)	$16
Impairment losses on equity investments in privately held companies, included in the above table, were not material during the three months ended July 30, 2023 and were $119 million during the nine months ended July 30, 2023. Impairment losses on equity investments were not material during the three and nine months ended July 31, 2022. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Our financial assets are measured and recorded at fair value on a recurring basis, except for equity investments in privately held companies. These equity investments are generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. Our nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of July 30, 2023, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 30, 2023			October 30, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$3,633	$—	$3,633	$765	$—	$765
Bank certificates of deposit and time deposits	—	9	9	—	7	7
U.S. Treasury and agency securities	353	49	402	404	22	426
Non-U.S. government securities	—	6	6	—	6	6
Municipal securities	—	427	427	—	386	386
Commercial paper, corporate bonds and medium-term notes	—	1,682	1,682	—	693	693
Asset-backed and mortgage-backed securities	—	434	434	—	413	413
Total available-for-sale debt security investments	$3,986	$2,607	$6,593	$1,169	$1,527	$2,696
Equity investments with readily determinable values
Publicly traded equity securities	$117	$—	$117	$122	$—	$122
Total equity investments with readily determinable values	$117	$—	$117	$122	$—	$122
Total	$4,103	$2,607	$6,710	$1,291	$1,527	$2,818
 _________________________
*Amounts as of July 30, 2023 and October 30, 2022 include $108 million and $105 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 30, 2023 or October 30, 2022.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and is required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies were not material during the three months ended July 30, 2023 and were $119 million during the nine months ended July 30, 2023. Impairment losses on equity investments in privately held companies were not material during the three and nine months ended July 31, 2022. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 30, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. As of October 30, 2022, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.8 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 30, 2023 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we immediately recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and nine months ended July 30, 2023 and July 31, 2022.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of July 30, 2023 and October 30, 2022, the total outstanding notional amounts of foreign exchange contracts were $1.8 billion and $2.1 billion, respectively. The fair values of foreign exchange derivative instruments as of July 30, 2023 and October 30, 2022 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$15	$35	$(32)	$94
Total	$15	$35	$(32)	$94

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	July 30, 2023			July 31, 2022
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net sales	$6,425	$8	$—	$6,520	$32	$—
Cost of products sold	$3,449	—	—	$3,514	(4)	—
Research, development and engineering	$767	(5)	—	$705	(4)	—
Marketing and selling	$193	(1)	—	$180	(1)	—
General and administrative	$214	(1)	—	$197	(1)	—
Interest Rate Contracts:
Interest expense	$60	(4)	—	$56	(4)	—
		$(3)	$—		$18	$—

	Nine Months Ended
	July 30, 2023			July 31, 2022
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net sales	$19,794	$47	$—	$19,036	$59	$—
Cost of products sold	$10,579	2	—	$10,144	(7)	—
Research, development and engineering	$2,313	(8)	—	$2,045	(4)	(1)
Marketing and selling	$584	(1)	—	$520	(2)	—
General and administrative	$635	(2)	—	$537	(1)	—
Interest Rate Contracts:
Interest expense	$180	(10)	—	$171	(10)	—
		$28	$—		$35	$(1)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$11	$21	$(25)	$41
Total return swaps - deferred compensation	Cost of products sold	2	—	3	(2)
Total return swaps - deferred compensation	Operating expenses	15	—	29	(19)
Total return swaps - deferred compensation	Interest and other income, net	(4)	(1)	(8)	(1)
Total		$24	$20	$(1)	$19

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 30, 2023.
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
We sold $90 million and $619 million of account receivables during the three and nine months ended July 30, 2023, respectively. We sold $251 million and $821 million of account receivables during the three and nine months ended July 31, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 30, 2023 and July 31, 2022. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of July 30, 2023 and as of October 30, 2022. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of July 30, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	July 30, 2023	October 30, 2022
	(In millions)

Contract assets	$213	$173
Contract liabilities	$3,497	$3,142
The increase in contract assets during the nine months ended July 30, 2023 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the nine months ended July 30, 2023, we recognized revenue of approximately $2.6 billion related to contract liabilities at October 30, 2022. Contract liabilities increased during the nine months ended July 30, 2023 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 30, 2023, partially offset by revenue recognized related to contract liabilities at October 30, 2022.
There were no credit losses recognized on our accounts receivables and contract assets during both the nine months ended July 30, 2023 and July 31, 2022.
Performance Obligations
As of July 30, 2023, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $4.9 billion, of which approximately 56% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	July 30, 2023	October 30, 2022

	(In millions)
Inventories
Customer service spares	$1,605	$1,409
Raw materials	1,762	1,807
Work-in-process	989	1,029
Finished goods
Deferred cost of sales	493	704
Evaluation inventory	443	422
Manufactured on-hand inventory	517	561
Total finished goods	1,453	1,687
Total inventories	$5,809	$5,932

	July 30, 2023	October 30, 2022

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$418	$461
Prepaid expenses and other	887	883
	$1,305	$1,344

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	July 30, 2023	October 30, 2022

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$393	$387
Buildings and improvements	3-30	2,143	2,027
Demonstration and manufacturing equipment	3-5	2,296	2,083
Furniture, fixtures and other equipment	3-5	711	743
Construction in progress		679	389
Gross property, plant and equipment		6,222	5,629
Accumulated depreciation		(3,618)	(3,322)
		$2,604	$2,307

	July 30, 2023	October 30, 2022

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,813	$1,395
Operating lease right-of-use assets	371	389
Finance lease right-of-use assets	108	—
Income tax receivables and other assets	421	691
	$2,713	$2,475

	July 30, 2023	October 30, 2022

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,433	$1,755
Compensation and employee benefits	853	905
Warranty	313	286
Dividends payable	268	220
Income taxes payable	927	319
Other accrued taxes	40	30
Interest payable	55	39
Operating lease liabilities, current	84	85
Finance lease liabilities, current	15	—
Other	540	598
	$4,528	$4,237

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 30, 2023	October 30, 2022

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$116	$107
Operating lease liabilities, non-current	255	287
Finance lease liabilities, non-current	86	—
Other	358	338
	$815	$732

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Goodwill
As of July 30, 2023, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other. The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.
Details of goodwill as of July 30, 2023 and October 30, 2022 were as follows:

	July 30, 2023	October 30, 2022

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,460	$2,428
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,732	$3,700
From time to time, we acquire companies related to our existing or new markets. During the first nine months of fiscal 2023, goodwill increased primarily due to the preliminary purchase accounting for acquisitions, net of adjustments, which were not material to our results of operations or to our balance sheet.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Details of intangible assets other than goodwill were as follows:

	July 30, 2023			October 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$2,000	$(1,704)	$296	$1,985	$(1,675)	$310
Applied Global Services	79	(78)	1	79	(77)	2
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	36	(30)	6	36	(26)	10
Total intangible assets with finite lives	$2,309	$(2,006)	$303	$2,294	$(1,972)	$322
Intangible assets with indefinite lives:
Semiconductor Systems	$—	$—	$—	$16	$—	$16
Corporate and Other	2	—	2	1	—	1
Total intangible assets with indefinite lives	$2	$—	$2	$17	$—	$17
Total intangible assets	$2,311	$(2,006)	$305	$2,311	$(1,972)	$339
The increase in intangible assets with finite lives during the first nine months of fiscal 2023 was primarily due to the preliminary purchase accounting for acquisitions during the first nine months of fiscal 2023, which were not material to our results of operations.
Intangible assets with indefinite lives that are not subject to amortization consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off.
Amortization expense of intangible assets were $11 million and $34 million during the three and nine months ended months ended July 30, 2023, respectively. Amortization expense of intangible assets were $11 million and $30 million during the three and nine months ended and July 31, 2022, respectively.
As of July 30, 2023, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2023 (remaining 3 months)	$11
2024	41
2025	40
2026	38
2027	25
Thereafter	148
Total	$303

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
No amounts were outstanding under the Revolving Credit Agreement as of July 30, 2023 and October 30, 2022.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $57 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of July 30, 2023 and October 30, 2022, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. As of July 30, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million, which were recorded as short-term debt with a weighted-average interest rate of 5.26% and maturities of 63 days. We did not have any commercial paper notes outstanding as of October 30, 2022.
Senior Unsecured Notes
Debt outstanding as of July 30, 2023 and October 30, 2022 was as follows:

	Principal Amount
	July 30, 2023	October 30, 2022	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(29)	(31)
Total long-term debt	$5,460	$5,457

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
	(In millions, except percentages)
Operating lease cost	$25	$26	$78	$69
Finance lease cost:
Amortization of right-of-use assets			$1	$—
Interest on lease liabilities			$2	$—
Weighted-average remaining lease term (in years) - operating leases			5.8	7.2
Weighted-average remaining lease term (in years) - finance leases			1.1	n/a
Weighted-average discount rate - operating leases			2.9%	2.3%
Weighted-average discount rate - finance leases			4.6%	n/a
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended
	July 30, 2023	July 31, 2022
	(In millions)
Operating cash flows paid for operating leases	$89	$69
Operating cash flows paid for finance leases	$2	$—
Financing cash flows paid for finance leases	$8	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$83	$192
Right-of-use assets obtained in exchange for finance lease liabilities	$109	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 30, 2023, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2023 (remaining 3 months)	$21	$—
2024	94	106
2025	77	—
2026	43	—
2027	33	—
Thereafter	105	—
Total lease payments	$373	$106
Less imputed interest	(34)	(5)
Total	$339	$101

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	16	(25)	—	—	(9)
Amounts reclassified out of AOCI	9	(21)	—	—	(12)
Other comprehensive income (loss), net of tax	25	(46)	—	—	(21)
Balance as of July 30, 2023	$(50)	$(98)	$(88)	$13	$(223)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 31, 2021	$(1)	$(103)	$(169)	$13	$(260)
Other comprehensive income (loss) before reclassifications	(36)	73	—	—	37
Amounts reclassified out of AOCI	(9)	(27)	—	—	(36)
Other comprehensive income (loss), net of tax	(45)	46	—	—	1
Balance as of July 31, 2022	$(46)	$(57)	$(169)	$13	$(259)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 30, 2023 and July 31, 2022 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 30, 2023, approximately $13.4 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including excise tax, for the three and nine months ended July 30, 2023 and July 31, 2022:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(in millions, except per share amount)
Shares of common stock repurchased	4	10	13	37
Cost of stock repurchased	$443	$1,000	$1,497	$4,603
Average price paid per share	$131.09	$102.09	$117.35	$125.85

Effective January 1, 2023, stock repurchase amounts in the above table include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable. Excluding this excise tax, total cost of stock repurchased were $439 million, or $129.86 per share, and $1,489 million, or $116.70 per share, for the three and nine months ended July 30, 2023, respectively.
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
Dividends
In June 2023, March 2023 and December 2022, our Board of Directors declared quarterly cash dividends, in the amount of $0.32, $0.32, and $0.26 per share, respectively. The dividend declared in June 2023 is payable in September 2023. Dividends paid during the nine months ended July 30, 2023 and July 31, 2022 totaled $707 million and $650 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and nine months ended July 30, 2023 and July 31, 2022, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Cost of products sold	$42	$34	$138	$112
Research, development and engineering	42	35	137	115
Marketing and selling	13	11	42	37
General and administrative	17	15	58	50
Total share-based compensation	$114	$95	$375	$314
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
As of July 30, 2023, we had $854 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.7 years. As of July 30, 2023, there were 25 million shares available for grant of share-based awards under the ESIP, and an additional 13 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the nine months ended July 30, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 30, 2022	11	$92.31
Granted	6	$103.11
Vested	(5)	$71.61
Canceled	—	$103.92
Outstanding as of July 30, 2023	12	$105.27
As of July 30, 2023, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
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
The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards provide for a partial vesting based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.

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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in each of the nine months ended July 30, 2023 and July 31, 2022.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 30, 2023	July 31, 2022

Dividend yield	1.09%	0.74%
Expected volatility	43.3%	45.2%
Risk-free interest rate	5.14%	0.60%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$32.47	$35.79

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
Our effective tax rates for the third quarter of fiscal 2023 and 2022 were 13.6 percent and 13.7 percent, respectively.
Our effective tax rates for the first nine months of fiscal 2023 and 2022 were 12.5 percent and 12.7 percent, respectively. The effective tax rate for the first nine months of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022, offset in part by larger excess tax benefits from share-based compensation in fiscal 2022.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 30 2023	July 31 2022	July 30 2023	July 31 2022

	(In millions)
Beginning balance	$310	$262	$286	$242
Warranties issued	62	64	186	189
Change in reserves related to preexisting warranty	(2)	4	—	9
Consumption of reserves	(57)	(57)	(159)	(167)
Ending balance	$313	$273	$313	$273

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
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 30, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $422 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 30, 2023, we have provided parent guarantees to banks for approximately $296 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of July 30, 2023 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net sales and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

	(In millions)
July 30, 2023:
Semiconductor Systems	$4,676	$1,618	$14,815	$5,299
Applied Global Services	1,464	429	4,261	1,226
Display and Adjacent Markets	235	37	570	66
Corporate and Other	50	(282)	148	(908)
Total	$6,425	$1,802	$19,794	$5,683
July 31, 2022:
Semiconductor Systems	$4,734	$1,701	$13,759	$5,120
Applied Global Services	1,420	434	4,123	1,259
Display and Adjacent Markets	333	69	1,080	226
Corporate and Other	33	(280)	74	(811)
Total	$6,520	$1,924	$19,036	$5,794
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Nine Months Ended
	July 30, 2023		July 31, 2022		Change	July 30, 2023		July 31, 2022		Change

	(In millions, except percentages)
China	$1,734	27%	$1,797	27%	(4)%	$4,284	22%	$5,917	31%	(28)%
Korea	988	15%	1,224	19%	(19)%	3,864	19%	3,313	18%	17%
Taiwan	1,345	21%	1,537	24%	(12)%	4,748	24%	4,194	22%	13%
Japan	478	8%	438	7%	9%	1,394	7%	1,406	7%	(1)%
Southeast Asia	180	3%	270	4%	(33)%	590	3%	633	3%	(7)%
Asia Pacific	4,725	74%	5,266	81%	(10)%	14,880	75%	15,463	81%	(4)%
United States	1,039	16%	725	11%	43%	3,203	16%	2,274	12%	41%
Europe	661	10%	529	8%	25%	1,711	9%	1,299	7%	32%
Total	$6,425	100%	$6,520	100%	(1)%	$19,794	100%	$19,036	100%	4%

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Foundry, logic and other	79%	66%	80%	64%
Dynamic random-access memory (DRAM)	17%	15%	14%	20%
Flash memory	4%	19%	6%	16%
	100%	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Unallocated net sales	$50	$33	$148	$74
Unallocated cost of products sold and expenses	(218)	(218)	(681)	(575)
Share-based compensation	(114)	(95)	(375)	(314)
Severance and related charges	—	—	—	4
Total	$(282)	$(280)	$(908)	$(811)

The following customers accounted for at least 10 percent of our net sales for the nine months ended July 30, 2023, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Sales
Taiwan Semiconductor Manufacturing Company Limited	22%
Samsung Electronics Co., Ltd.	17%

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions, except per share amounts and percentages)
Net sales	$6,425	$6,520	$(95)	$19,794	$19,036	$758
Gross margin	46.3%	46.1%	0.2 points	46.6%	46.7%	(0.1) points
Operating income	$1,802	$1,924	$(122)	$5,683	$5,794	$(111)
Operating margin	28.0%	29.5%	(1.5) points	28.7%	30.4%	(1.7) points
Net income	$1,560	$1,606	$(46)	$4,852	$4,934	$(82)
Earnings per diluted share	$1.85	$1.85	$—	$5.73	$5.59	$0.14

Fiscal 2023 and 2022 each contain 52 weeks and the first nine months of fiscal 2023 and 2022 each contained 39 weeks.
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the nine months ended July 30, 2023. Foundry and logic customers’ spending increased in the three and nine months ended July 30, 2023 compared to the same periods in the prior year driven primarily by customer investments in mature manufacturing nodes. Memory customers’ spending in the three and nine months ended July 30, 2023 was lower as compared to the same periods in the prior year due to deferred capacity additions primarily as a result of weakness in demand for consumer electronic products.
Our Applied Global Services net sales in the three and nine months ended July 30, 2023 increased compared to the same periods in the prior year primarily driven by an increase in legacy systems sales, partially offset by a decrease in net sales associated with long-term service agreements and spares due to additional export regulations issued by the United States government in 2022 and lower customer utilization rates. Our Display and Adjacent Markets net sales decreased in the three and nine months ended July 30, 2023 compared to the same periods in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in demand for consumer electronic products.
We experienced supply chain and logistics constraints in fiscal 2022, and although there have been improvements in supply chain performance in the first nine months of fiscal 2023, we expect some shortages to persist through the remainder of fiscal 2023, and managing these supply chain constraints to increase shipments to customers remains a top priority.

In 2022, the United States government announced additional export regulations for U.S. semiconductor technology sold in China. These export regulations resulted in lower net sales in China for our Semiconductor Systems and Applied Global Services segments for the first nine months of fiscal 2023 compared to the same period in the prior year. For a description of risks associated with global trade, see the risk factor entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products relative to local and global competitors” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Sales
Net sales for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 30, 2023		July 31, 2022		Change	July 30, 2023		July 31, 2022		Change

	(In millions, except percentages)
Semiconductor Systems	$4,676	73%	$4,734	73%	(1)%	$14,815	75%	$13,759	72%	8%
Applied Global Services	1,464	23%	1,420	22%	3%	4,261	21%	4,123	22%	3%
Display and Adjacent Markets	235	3%	333	5%	(29)%	570	3%	1,080	6%	(47)%
Corporate and Other	50	1%	33	—%	52%	148	1%	74	—%	100%
Total	$6,425	100%	$6,520	100%	(1)%	$19,794	100%	$19,036	100%	4%

For the three months ended July 30, 2023 compared to the same period in the prior year, net sales remained relatively flat. For the nine months ended July 30, 2023 compared to the same period in the prior year, net sales increased, primarily due to continued customer investment in semiconductor equipment and improvements in our supply chain performance enabling us to better fulfill demand in the first nine months of fiscal 2023 as compared to the same period in the prior year. This increase in net sales was partially offset by the reduction in customer investment in display manufacturing equipment. The Semiconductor Systems segment continued to represent the largest contributor of net sales.
Net sales by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 30, 2023		July 31, 2022		Change	July 30, 2023		July 31, 2022		Change

	(In millions, except percentages)
China	$1,734	27%	$1,797	27%	(4)%	$4,284	22%	$5,917	31%	(28)%
Korea	988	15%	1,224	19%	(19)%	3,864	19%	3,313	18%	17%
Taiwan	1,345	21%	1,537	24%	(12)%	4,748	24%	4,194	22%	13%
Japan	478	8%	438	7%	9%	1,394	7%	1,406	7%	(1)%
Southeast Asia	180	3%	270	4%	(33)%	590	3%	633	3%	(7)%
Asia Pacific	4,725	74%	5,266	81%	(10)%	14,880	75%	15,463	81%	(4)%
United States	1,039	16%	725	11%	43%	3,203	16%	2,274	12%	41%
Europe	661	10%	529	8%	25%	1,711	9%	1,299	7%	32%
Total	$6,425	100%	$6,520	100%	(1)%	$19,794	100%	$19,036	100%	4%

The increases in net sales to customers in Europe for the three and nine months ended July 30, 2023 compared to the same periods in the prior year primarily reflected increased investment by customers in semiconductor equipment and increased customer spending on legacy systems and comprehensive service agreements.

The decrease in net sales to customers in China for the three months ended July 30, 2023 compared to the same period in the prior year primarily reflected decreased investment in long-term service agreements due to the impact of additional export regulations issued by the United States government in 2022 and decreased investment in display manufacturing equipment as a result of weakness in demand for consumer electronic products, partially offset by increased investment by customers in semiconductor equipment.
The decrease in net sales to customers in China for the nine months ended July 30, 2023 compared to the same period in the prior year primarily reflected decreased investment in semiconductor equipment and long-term service agreements due to the impact of additional export regulations issued by the United States government in 2022 and decreased investment in display manufacturing equipment as a result of weakness in demand for consumer electronic products.
The decrease in net sales to customers in Korea for the three months ended July 30, 2023 compared to the same period in the prior year primarily reflected decreased investment by customers in semiconductor equipment and display manufacturing equipment as a result of weakness in demand for consumer electronic products, partially offset by increased customer spending on comprehensive service agreements and spares.
The increase in net sales to customers in Korea for the nine months ended July 30, 2023 compared to the same period in the prior year primarily reflected increased investment by customers in semiconductor equipment and increased customer spending on comprehensive service agreements, spares and legacy systems, partially offset by decreased investment in display manufacturing equipment as a result of weakness in demand for consumer electronic products.
The increase in net sales to customers in Japan for the three months ended July 30, 2023 compared to the same period in the prior year primarily reflected increased investment in display manufacturing equipment, partially offset by decreased investment by customers in semiconductor equipment.
The decrease in net sales to customers in Japan for the nine months ended July 30, 2023 compared to the same period in the prior year primarily reflected decreased investment by customers in semiconductor equipment, partially offset by increased investment in display manufacturing equipment.
The changes in net sales in all other regions in the three and nine months ended July 30, 2023 compared to the same periods in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

Gross margin	46.3%	46.1%	0.2 points	46.6%	46.7%	(0.1) points
Gross margin in the three months ended July 30, 2023 increased compared to the same period in the prior year, primarily driven by favorable changes in product mix and an increase in average selling prices, partially offset by higher inventory charges. Gross margin in the nine months ended July 30, 2023 was approximately flat compared to the same period in the prior year. Gross margin during the three months ended July 30, 2023 and July 31, 2022 included $42 million and $34 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 30, 2023 and July 31, 2022 included $138 million and $112 million of share-based compensation expense, respectively.

Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions)
Research, development and engineering	$767	$705	$62	$2,313	$2,045	$268
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
The increases in RD&E expenses during the three and nine months ended July 30, 2023 compared to the same periods in the prior year were primarily due to additional headcount and higher consumable and equipment costs associated with ongoing product development. In addition, the increases in RD&E expenses during the nine months ended July 30, 2023 compared to the same period in the prior year also included a $30 million impairment of fixed assets. These increases reflect our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended July 30, 2023 and July 31, 2022 included $42 million and $35 million of share-based compensation expense, respectively. RD&E expense during the nine months ended July 30, 2023 and July 31, 2022 included $137 million and $115 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions)
Marketing and selling	$193	$180	$13	$584	$520	$64
Marketing and selling expenses for the three and nine months ended July 30, 2023 increased compared to the same periods in prior year primarily due to additional headcount and higher travel related expenses. Marketing and selling expenses during the three months ended July 30, 2023 and July 31, 2022 included $13 million and $11 million of share-based compensation expense, respectively. Marketing and selling expenses during the nine months ended July 30, 2023 and July 31, 2022 included $42 million and $37 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions)
General and administrative	$214	$197	$17	$635	$537	$98
G&A expenses in the three and nine months ended July 30, 2023 increased compared to the same periods in the prior year primarily due to additional headcount and higher professional fees. G&A expenses during the three months ended July 30, 2023 and July 31, 2022 included $17 million and $15 million of share-based compensation expense, respectively. G&A expenses during the nine months ended July 30, 2023 and July 31, 2022 included $58 million and $50 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (Expense), net
Interest expense and interest and other income (expense), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions)
Interest expense	$60	$56	$4	$180	$171	$9
Interest and other income (expense), net	$64	$(7)	$71	$41	$27	$14
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and nine months ended July 30, 2023 remained relatively flat compared to the same periods in the prior year.
Interest and other income (expense), net in the three months ended July 30, 2023 increased compared to the same period in the prior year, primarily driven by higher interest income given an increase in market rates of interest and lower net loss on equity investments, compared to the same period in the prior year.
Interest and other income (expense), net in the nine months ended July 30, 2023 increased compared to the same period in the prior year, primarily driven by higher interest income given an increase in market rates of interest, partially offset by higher impairment losses on equity investments, compared to the same period in the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 30, 2023	July 31, 2022	Change	July 30, 2023	July 31, 2022	Change

	(In millions, except percentages)
Provision for income taxes	$246	$255	$(9)	$692	$716	$(24)
Effective income tax rate	13.6%	13.7%	(0.1) points	12.5%	12.7%	(0.2) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the third quarter of fiscal 2023 and 2022 were 13.6 percent and 13.7 percent, respectively.
Our effective tax rates for the first nine months of fiscal 2023 and 2022 were 12.5 percent and 12.7 percent, respectively. The effective tax rate for the first nine months of fiscal 2023 was lower than the same period in the prior fiscal year primarily due to a reduction of deferred tax assets related to a new tax incentive in Singapore in fiscal 2022, offset in part by larger excess tax benefits from share-based compensation in fiscal 2022.
Beginning in our fiscal 2023, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for activities performed in the U.S. or fifteen years for activities performed outside of the U.S. This capitalization requirement is expected to increase our effective tax rates, deferred tax assets and cash tax liabilities beginning in fiscal 2023.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2023	July 31, 2022	Change		July 30, 2023	July 31, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$4,676	$4,734	$(58)	(1)%	$14,815	$13,759	$1,056	8%
Operating income	$1,618	$1,701	$(83)	(5)%	$5,299	$5,120	$179	3%
Operating margin	34.6%	35.9%		(1.3) points	35.8%	37.2%		(1.4) points

Net sales for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Foundry, logic and other	79%	66%	80%	64%
Dynamic random-access memory (DRAM)	17%	15%	14%	20%
Flash memory	4%	19%	6%	16%
	100%	100%	100%	100%
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the first nine months of fiscal 2023. Foundry and logic customers’ spending increased in the three and nine months ended July 30, 2023 compared to the same periods in the prior year primarily driven by customer investment in mature manufacturing nodes. Spending by memory customers decreased in the three and nine months ended July 30, 2023 compared to the same periods in the prior year due to deferred capacity additions primarily as a result of weakness in demand for consumer electronic products.

Operating margin for the three months ended July 30, 2023 decreased compared to the same period in the prior year, primarily driven by higher inventory charges, the impact of export regulations and increased RD&E expenses, partially offset by favorable changes in product mix and an increase in average selling prices. Operating margin for the nine months ended July 30, 2023 decreased compared to the same period in the prior year, primarily driven by higher material costs and inventory charges, unfavorable changes in product mix and the impact of export regulations and increased RD&E expenses, partially offset by an increase in average selling prices and lower freight and logistics costs. In the three months ended July 30, 2023, two customers each accounted for at least 10 percent of this segment’s net sales, and together they accounted for approximately 38 percent of this segment’s total net sales.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2023	July 31, 2022	Change		July 30, 2023	July 31, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$1,464	$1,420	$44	3%	$4,261	$4,123	$138	3%
Operating income	$429	$434	$(5)	(1)%	$1,226	$1,259	$(33)	(3)%
Operating margin	29.3%	30.6%		(1.3) points	28.8%	30.5%		(1.7) points

Net sales for the three and nine months ended July 30, 2023 increased compared to the same periods in the prior year primarily due to higher customer spending on legacy systems, partially offset by a decrease in net sales associated with long-term service agreements and spares due to additional export regulations issued by the United States government in 2022 and lower customer utilization rates. Operating margin for the three and nine months ended July 30, 2023 decreased compared to the same periods in the prior year primarily due to the impact of the export regulations, higher inventory charges and unfavorable changes in product mix, partially offset by an increase in average selling prices. In the three months ended July 30, 2023, two customers each accounted for at least 10 percent of this segment’s net sales.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 30, 2023	July 31, 2022	Change		July 30, 2023	July 31, 2022	Change

	(In millions, except percentages and ratios)
Net sales	$235	$333	$(98)	(29)%	$570	$1,080	$(510)	(47)%
Operating income	$37	$69	$(32)	(46)%	$66	$226	$(160)	(71)%
Operating margin	15.7%	20.7%		(5.0) points	11.6%	20.9%		(9.3) points

Net sales for the three and nine months ended July 30, 2023 decreased compared to the same periods in the prior year primarily due to lower customer investments in display manufacturing equipment as a result of weakness in demand for consumer electronic products. Operating margin for the three and nine months ended July 30, 2023 decreased compared to the same periods in the prior year primarily due to lower net sales, partially offset by a reduction in headcount related costs as headcount moved to open positions within Semiconductor Systems and Applied Global Services segments.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	July 30, 2023	October 30, 2022

	(In millions)
Cash and cash equivalents	$6,025	$1,995
Short-term investments	510	586
Long-term investments	2,177	1,980
Total cash, cash-equivalents and investments	$8,712	$4,561
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 30, 2023	July 31, 2022

	(In millions)
Cash provided by operating activities	$7,145	$4,542
Cash used in investing activities	$(1,046)	$(1,167)
Cash used in financing activities	$(2,066)	$(5,416)
Operating Activities
Cash from operating activities for the nine months ended July 30, 2023 was $7.1 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, and share-based compensation. Cash provided by operating activities increased in the first nine months of fiscal 2023 compared to the same period in the prior year primarily due to lower inventory payments and income taxes and higher cash collections, partially offset by higher payments to vendors.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $619 million and $821 million of account receivables during the nine months ended July 30, 2023 and July 31, 2022, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 30, 2023 and July 31, 2022, respectively.
Our working capital was $10.7 billion as of July 30, 2023 and $8.5 billion as of October 30, 2022.
Days sales outstanding of our accounts receivable for the three months ended July 30, 2023 and July 31, 2022 were 74 days and 69 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to a higher accounts receivable balance as a result of timing of customer payments and lower accounts receivable factoring compared to the same period in the prior year.
Investing Activities
We used $1.0 billion of cash in investing activities during the nine months ended July 30, 2023. Capital expenditures totaled $797 million, net cash paid for acquisitions was $25 million, and purchases of investments, net of proceeds from sales and maturities of investments were $224 million, during the nine months ended July 30, 2023.
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

Financing Activities
We used $2.1 billion of cash in financing activities during the nine months ended July 30, 2023, consisting primarily of cash used for repurchases of common stock of $1.5 billion, dividends to stockholders of $707 million, and tax withholding payments for vested equity awards of $165 million, partially offset by net proceeds from issuances of commercial paper notes of $192 million and common stock issuance of $111 million.
In June 2023, March 2023 and December 2022, our Board of Directors declared quarterly cash dividends, in the amount of $0.32, $0.32 and $0.26 per share, respectively. The dividend declared in June 2023 is payable in September 2023. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 30, 2023, approximately $13.4 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. In February 2023, we entered into an agreement with our lenders to extend the termination date of the Revolving Credit Agreement to February 2026. The termination date may be further extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of July 30, 2023.
Remaining credit facilities in the amount of approximately $57 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both July 30, 2023 and October 30, 2022.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of July 30, 2023, we had commercial paper notes outstanding with an aggregate principal amount of $200 million and may issue commercial paper notes under this program from time to time in the future. The proceeds from the issuances of the commercial paper program are used for general corporate purposes. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of July 30, 2023. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 30, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $422 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 30, 2023, we have provided parent guarantees to banks for approximately $296 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of July 30, 2023, we had $694 million of total payments remaining, payable in installments in the next four years.
Beginning in fiscal 2023, the Tax Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for activities performed in the U.S. or fifteen years for activities performed outside of the U.S. This capitalization requirement is expected to increase our effective tax rates, deferred tax assets and cash tax liabilities beginning in fiscal 2023.
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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $1.9 billion at July 30, 2023. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of July 30, 2023 of approximately $25 million.
Debt - At July 30, 2023, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $466 million at July 30, 2023. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net sales, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $164 million at July 30, 2023.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2023, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, rising inflation and interest rates in various regions, bank failures, and economic recession, could materially adversely impact our operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Such decreases in spending and demand have in the past caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially adversely impact our operating results.
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
We maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to our investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, bank failures, economic recession or impacts of the COVID-19 pandemic and, as a result, the value and liquidity of the investment portfolio, as well as returns on pension assets, could be negatively impacted and lead to impairment charges. We also maintain cash balances in various bank accounts globally in order to fund normal operations. If any of these financial institutions becomes insolvent, it could limit our ability to access cash in the affected accounts, which could affect our ability to manage our operations.
We are exposed to the risks of operating a global business.
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended July 30, 2023, approximately 84% of our net sales were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
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
•policies and financial incentives by governments in China, the United States, and countries in Europe and Asia designed to reduce dependence on foreign semiconductor equipment and manufacturing capabilities;
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
We sell a significant majority of our products into jurisdictions outside of the United States including China, Taiwan, Korea and Japan. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade issues and changes in trade policies and export regulations, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, and have also levied tariffs and taxes on certain goods. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in manufacturing equipment, increase our manufacturing costs, decrease margins, reduce the competitiveness of our products, or prohibit our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material adverse effect on our business, results of operations, or financial condition.
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
Our customer base is highly concentrated and has become increasingly so as a result of continued consolidation. Our customer base is also geographically concentrated, particularly in China, Taiwan, Korea and Japan. A relatively limited number of manufacturers account for a substantial portion of our business. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and results of operations to greater volatility. The geographic concentration of our customer base could shift over time as a result of government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our net sales, gross margins and net income. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of uncertain or adverse economic conditions, our inability to fulfill orders due to export regulations, shortage of parts, transportation capacity/interruptions or any other reason), we may not be able to replace the business, which may have a significant adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may also seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
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
•limited availability of technically and commercially feasible alternatives to a class of chemicals known as per- and polyfluoroalkyl substances, which are found in parts, components, process chemicals and other materials supplied to us or used in the operations of our products;
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
We operate in a highly competitive environment in which innovation is critical, and our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our equipment, services and related products, and our ability to increase our position in our current markets, expand into adjacent and new markets, and optimize operational performance. The development, introduction and support of a broadening set of products in a geographically diverse and competitive environment increasingly require greater collaboration with customers and other industry participants, and this trend has grown more complex and expensive over time. Furthermore, new or improved products may entail higher costs, longer development cycles, lower profits and may have unforeseen product design or manufacturing defects. To compete successfully, we must:
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
•complete major infrastructure projects on schedule and on budget, and realize the anticipated benefits of those projects;
•differentiate our products from those of competitors, meet customers’ performance specifications (including those related to energy consumption and environmental impact more broadly), appropriately price products, and achieve market acceptance;
•effectively implement artificial intelligence strategies for our product and service offerings, which may be costly or ineffective, and may raise complex regulatory compliance, intellectual property and other issues;
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
The effects of the COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread have adversely impacted, and may adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers, suppliers and partners globally. In addition, the pandemic and measures taken in response thereto have had, and from time to time may have, a significant adverse impact on the global economic activity and could also result in a reduced demand for our products, delayed deliveries or installation, cancelled orders or increase in logistics and operating costs, and materially and adversely affect our business, financial condition and results of operations. The degree to which the pandemic ultimately impacts our business, financial condition and results of operations and the global economy will depend on future developments beyond our control, which are highly uncertain and difficult to predict.
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
In the conduct of our business, we collect, use, transmit, store, and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, as well as personal information of individuals. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. These cybersecurity incidents may range from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target us directly or indirectly through our third-party providers and global supply chain. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. In addition, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Although we are not aware of any cybersecurity incidents impacting us directly that have been material to us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of continuously evolving and increasingly sophisticated cybersecurity threats and laws, regulations, and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. We may be unable to anticipate, prevent or remediate future attacks, vulnerabilities, breaches, or incidents, and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Depending on their nature and scope, cybersecurity incidents may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Our efforts to comply with, and changes to, laws, regulations, and contractual and other actual and asserted obligations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations, and other proceedings against us by regulatory authorities or other third parties. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden.
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
We have $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of July 30, 2023, we may borrow amounts in the future under this credit facility. We may also enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. Significant changes in our credit rating, disruptions in the global financial markets or changes in the interest rate environment could have a material adverse consequence on our access to and cost of capital for future financings, and financial condition. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may also constitute a default under other of our obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time.

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
From time to time we communicate our strategies, commitments and targets related to sustainability, carbon emissions, diversity and inclusion, human rights, and other environmental, social and governance matters. These strategies, commitments and targets, and their underlying assumptions and projections, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations and regulatory requirements, as well as our sustainability targets, could from time to time cause us to alter our manufacturing, operations or equipment designs and processes, incur substantial additional expense and make substantial technology innovations to meet such requirements and targets. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our carbon emissions or other sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 30, 2023, approximately $13.4 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(May 1, 2023 to May 28, 2023)	1.1	$115.53	$125	1.1	$13,743
Month #2
(May 29, 2023 to June 25, 2023)	1.1	$137.78	155	1.1	$13,588
Month #3
(June 26, 2023 to July 30, 2023)	1.2	$139.09	163	1.2	$13,425
Total	3.4	$131.09	$443	3.4
___________________________
* Effective January 1, 2023, amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

August 24, 2023	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

August 24, 2023	By:	/s/ JEFF BODNER
Jeff Bodner
Corporate Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)