Form 10-Q
period 2024-01-28
APPLIED MATERIALS INC /DE
filed 2024-02-27
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 28, 2024: 830,897,356

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 28, 2024	January 29, 2023

	(Unaudited)
Net revenue	$6,707	$6,739
Cost of products sold	3,503	3,594
Gross profit	3,204	3,145
Operating expenses:
Research, development and engineering	754	771
Marketing and selling	207	197
General and administrative	276	207
Total operating expenses	1,237	1,175
Income from operations	1,967	1,970
Interest expense	59	59
Interest and other income (expense), net	395	50
Income before income taxes	2,303	1,961
Provision for income taxes	284	244
Net income	$2,019	$1,717
Earnings per share:
Basic	$2.43	$2.03
Diluted	$2.41	$2.02
Weighted average number of shares:
Basic	831	845
Diluted	837	849
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 28, 2024	January 29, 2023

	(Unaudited)
Net income	$2,019	$1,717
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	27	23
Change in unrealized net loss on derivative instruments	33	(56)
Change in defined and postretirement benefit plans	(9)	—
Other comprehensive income (loss), net of tax	51	(33)
Comprehensive income	$2,070	$1,684
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 28, 2024	October 29, 2023

ASSETS
Current assets:
Cash and cash equivalents	$6,854	$6,132
Short-term investments	638	737
Accounts receivable, net	4,700	5,165
Inventories	5,646	5,725
Other current assets	1,344	1,388
Total current assets	19,182	19,147
Long-term investments	2,910	2,281
Property, plant and equipment, net	2,826	2,723
Goodwill	3,732	3,732
Purchased technology and other intangible assets, net	283	294
Deferred income taxes and other assets	2,607	2,552
Total assets	$31,540	$30,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$100	$100
Accounts payable and accrued expenses	3,829	4,297
Contract liabilities	3,147	2,975
Total current liabilities	7,076	7,372
Long-term debt	5,462	5,461
Income taxes payable	850	833
Other liabilities	723	714
Total liabilities	14,111	14,380
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,109	9,131
Retained earnings	45,480	43,726
Treasury stock	(37,002)	(36,299)
Accumulated other comprehensive loss	(166)	(217)
Total stockholders’ equity	17,429	16,349
Total liabilities and stockholders’ equity	$31,540	$30,729
Amounts as of January 28, 2024 are unaudited. Amounts as of October 29, 2023 are derived from the October 29, 2023 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	2,019	—	—	—	2,019
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51	51
Dividends declared ($0.32 per common share)	—	—	—	(265)	—	—	—	(265)
Share-based compensation	—	—	170	—	—	—	—	170
Net issuance under stock plans	3	—	(192)	—	—	—	—	(192)
Common stock repurchases	(5)	—	—	—	5	(703)	—	(703)
Balance as of January 28, 2024	831	$8	$9,109	$45,480	1,196	$(37,002)	$(166)	$17,429

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 29, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	1,717	—	—	—	1,717
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(33)	(33)
Dividends declared ($0.26 per common share)	—	—	—	(220)	—	—	—	(220)
Share-based compensation	—	—	148	—	—	—	—	148
Net issuance under stock plans	3	—	(136)	—	—	—	—	(136)
Common stock repurchases	(2)	—	—	—	2	(250)	—	(250)
Balance as of January 29, 2023	845	$8	$8,605	$39,389	1,175	$(34,347)	$(235)	$13,420

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 28, 2024	January 29, 2023

	(Unaudited)
Cash flows from operating activities:
Net income	$2,019	$1,717
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91	120
Share-based compensation	170	148
Deferred income taxes	(72)	(21)
Other	(235)	7
Changes in operating assets and liabilities:
Accounts receivable	465	683
Inventories	79	(122)
Other current and non-current assets	38	109
Accounts payable and accrued expenses	(539)	(567)
Contract liabilities	172	(60)
Income taxes payable	128	215
Other liabilities	9	41
Cash provided by operating activities	2,325	2,270
Cash flows from investing activities:
Capital expenditures	(229)	(287)
Cash paid for acquisitions, net of cash acquired	—	(20)
Proceeds from sales and maturities of investments	531	414
Purchases of investments	(749)	(406)
Cash used in investing activities	(447)	(299)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	100	298
Repayments of commercial paper	(100)	(100)
Common stock repurchases	(700)	(250)
Tax withholding payments for vested equity awards	(192)	(136)
Payments of dividends to stockholders	(266)	(220)
Repayments of principal on finance leases	1	(10)
Cash used in financing activities	(1,157)	(418)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	721	1,553
Cash, cash equivalents and restricted cash equivalents — beginning of period	6,233	2,100
Cash, cash equivalents and restricted cash equivalents — end of period	$6,954	$3,653
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$6,854	$3,547
Restricted cash equivalents included in deferred income taxes and other assets	100	106
Total cash, cash equivalents and restricted cash equivalents	$6,954	$3,653
Supplemental cash flow information:
Cash payments for income taxes	$139	$69
Cash refunds from income taxes	$2	$4
Cash payments for interest	$34	$34
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation
Basis of Presentation
In the opinion of our management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (we, us, and our) included herein have been prepared on a basis consistent with the October 29, 2023 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2023 (2023 Form 10-K).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three months ended January 28, 2024 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2024 and 2023 contain 52 weeks each and the first three months of fiscal 2024 and 2023 each contained 13 weeks.
Certain prior-year amounts have been reclassified to conform to current-year presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to standalone selling price (SSP) related to revenue recognition, accounts receivable and sales allowances, fair values of financial instruments, inventories, intangible assets and goodwill, useful lives of intangible assets and property, plant and equipment, fair values of share-based awards, warranty, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. In connection with our periodic review of estimated useful lives of the property, plant, and equipment effective as of the beginning of fiscal 2024, we have increased the estimated useful lives of certain assets. The updated estimated useful lives for financial reporting purposes are as follows: buildings and improvements, 3 to 30 years with certain buildings and improvements’ useful lives increased by 5 years; demonstration and manufacturing equipment increased to between 5 to 8 years. The estimated useful lives for the remaining asset categories remained unchanged from fiscal 2023.
The change in accounting estimate is being applied on a prospective basis to the assets on our balance sheet as of October 29, 2023, as well as to subsequent asset purchases. Based on the net carrying amounts of assets in use as of the end of fiscal 2023, the impact of this change during the three months ended January 28, 2024 was a reduction of $37 million in depreciation expense and an increase of $0.03 in both basic and diluted earnings per share.
Recent Accounting Pronouncements
Accounting Standards Adopted
Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination. In October 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. We adopted this authoritative guidance in the first quarter of fiscal 2024 and the impact of the adoption depends on the facts and circumstances of future acquisitions.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Accounting Standards Not Yet Adopted
Improvements to Income Tax Disclosures. In December 2023, the FASB issued an accounting standard update to improve income tax disclosures (Topic 740). The standard prescribes specific categories for the components of the effective tax rate reconciliation, requires disclosure of income taxes paid by jurisdiction, and modifies other income tax-related disclosures. This authoritative guidance will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are evaluating the effect of this new guidance on our consolidated financial statements and related disclosures.
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued an accounting standard update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses (Topic 280). The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are evaluating the effect of this new guidance on our consolidated condensed financial statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of fiscal 2025, with early adoption permitted. We are evaluating the effect of this new guidance on our consolidated condensed financial statements.

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

	Three Months Ended
	January 28, 2024	January 29, 2023

	(In millions, except per share amounts)
Numerator:
Net income	$2,019	$1,717
Denominator:
Weighted average common shares outstanding	831	845
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	6	4
Denominator for diluted earnings per share	837	849
Basic earnings per share	$2.43	$2.03
Diluted earnings per share	$2.41	$2.02
Potentially weighted dilutive securities	—	2
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

January 28, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,354	$—	$—	$1,354
Cash equivalents:
Money market funds*	3,254	—	—	3,254
U.S. Treasury and agency securities	249	—	—	249
Municipal securities	26	—	—	26
Commercial paper, corporate bonds and medium-term notes	1,971	—	—	1,971
Total cash equivalents	5,500	—	—	5,500
Total cash and cash equivalents	$6,854	$—	$—	$6,854
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$21	$—	$—	$21
U.S. Treasury and agency securities	455	—	4	451
Non-U.S. government securities**	6	—	—	6
Municipal securities	445	2	6	441
Commercial paper, corporate bonds and medium-term notes	816	2	6	812
Asset-backed and mortgage-backed securities	566	2	9	559
Total fixed income securities	2,309	6	25	2,290
Publicly traded equity securities	543	435	7	971
Equity investments in privately held companies	225	76	14	287
Total equity investments	768	511	21	1,258
Total short-term and long-term investments	$3,077	$517	$46	$3,548
Total cash, cash equivalents and investments	$9,931	$517	$46	$10,402
_________________________
*Excludes $100 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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

During the three months ended January 28, 2024 and January 29, 2023, interest income from our cash, cash equivalents and fixed income securities was $103 million and $31 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of January 28, 2024:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$625	$620
Due after one through five years	1,109	1,102
Due after five years	9	9
No single maturity date*	1,334	1,817
Total	$3,077	$3,548
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 28, 2024 and January 29, 2023 gross realized gains and losses on our fixed income portfolio were not material.
As of January 28, 2024 and October 29, 2023, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three months ended January 28, 2024 and January 29, 2023, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three months ended January 28, 2024 and January 29, 2023 were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
	(In millions)
Publicly traded equity securities
Unrealized gain	$287	$18
Unrealized loss	(2)	(16)
Realized loss on sales or impairment	(1)	(1)
Equity investments in privately held companies
Unrealized gain	1	4
Unrealized loss	(6)	(2)
Realized gain on sales and dividends	2	5
Total gain (loss) on equity investments, net	$281	$8
Impairment losses on equity investments in privately held companies were not material during the three months ended January 28, 2024 and January 29, 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.

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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of January 28, 2024, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	January 28, 2024			October 29, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$3,354	$—	$3,354	$3,361	$—	$3,361
Bank certificates of deposit and time deposits	—	21	21	—	18	18
U.S. Treasury and agency securities	663	37	700	331	43	374
Non-U.S. government securities	—	6	6	—	6	6
Municipal securities	—	467	467	—	453	453
Commercial paper, corporate bonds and medium-term notes	—	2,783	2,783	—	2,177	2,177
Asset-backed and mortgage-backed securities	—	559	559	—	487	487
Total available-for-sale debt security investments	$4,017	$3,873	$7,890	$3,692	$3,184	$6,876
Equity investments with readily determinable values
Publicly traded equity securities	$971	$—	$971	$698	$—	$698
Total equity investments with readily determinable values	$971	$—	$971	$698	$—	$698
Total	$4,988	$3,873	$8,861	$4,390	$3,184	$7,574
 _________________________
*Amounts as of January 28, 2024 and October 29, 2023 include $100 million and $101 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 28, 2024 or October 29, 2023.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies were not material during the three months ended January 28, 2024 and January 29, 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 28, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. As of October 29, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.7 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 28, 2024 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three months ended January 28, 2024 and January 29, 2023.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of January 28, 2024 and October 29, 2023, the total outstanding notional amounts of foreign exchange contracts were both $1.7 billion. The fair values of foreign exchange derivative instruments as of January 28, 2024 and October 29, 2023 were not material.
We are also exposed to interest rate risk associated with our potential future borrowings. During the three months ended January 28, 2024, we entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and will be settled upon the issuance of debt.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$34	$(49)
Interest rate contracts	5	—
Total	$39	$(49)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	January 28, 2024			January 29, 2023
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net revenue	$6,707	$5	$—	$6,739	$25	$—
Cost of products sold	$3,503	(1)	—	$3,594	2	—
Research, development and engineering	$754	(3)	—	$771	—	—
Interest Rate Contracts:
Interest expense	$59	(3)	—	$59	(3)	—
		$(2)	$—		$24	$—

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	January 28, 2024	January 29, 2023

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$1	$(48)
Total return swaps - deferred compensation	Cost of products sold	3	1
Total return swaps - deferred compensation	Operating expenses	31	12
Total return swaps - deferred compensation	Interest and other income, net	(3)	(2)
Total		$32	$(37)

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 28, 2024.
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
We sold $169 million and $279 million of account receivables during the three months ended January 28, 2024 and January 29, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 28, 2024 and January 29, 2023. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of January 28, 2024 and as of October 29, 2023. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of January 28, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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
Contract balances at the end of each reporting period were as follows:

	January 28, 2024	October 29, 2023
	(In millions)

Contract assets	$340	$274
Contract liabilities	$3,147	$2,975
The increase in contract assets during the three months ended January 28, 2024 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the three months ended January 28, 2024, we recognized revenue of approximately $1.6 billion related to contract liabilities at October 29, 2023. Contract liabilities increased during the three months ended January 28, 2024 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 28, 2024, partially offset by revenue recognized related to contract liabilities at October 29, 2023.
There were no credit losses recognized on our accounts receivables and contract assets during both the three months ended January 28, 2024 and January 29, 2023.
Performance Obligations
As of January 28, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $5.1 billion, of which approximately 63% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 28, 2024	October 29, 2023

	(In millions)
Inventories
Customer service spares	$1,567	$1,589
Raw materials	1,644	1,653
Work-in-process	931	997
Finished goods
Deferred cost of sales	409	413
Evaluation inventory	462	423
Manufactured on-hand inventory	633	650
Total finished goods	1,504	1,486
Total inventories	$5,646	$5,725

	January 28, 2024	October 29, 2023

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$311	$412
Prepaid expenses and other	1,033	976
	$1,344	$1,388

	Useful Life	January 28, 2024	October 29, 2023

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$393	$393
Buildings and improvements	3-30	2,211	2,194
Demonstration and manufacturing equipment	5-8	2,393	2,353
Furniture, fixtures and other equipment	3-5	765	762
Construction in progress		774	672
Gross property, plant and equipment		6,536	6,374
Accumulated depreciation		(3,710)	(3,651)
		$2,826	$2,723

	January 28, 2024	October 29, 2023

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,793	$1,729
Operating lease right-of-use assets	356	370
Finance lease right-of-use assets	107	108
Income tax receivables and other assets	351	345
	$2,607	$2,552

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 28, 2024	October 29, 2023

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,416	$1,478
Compensation and employee benefits	601	1,024
Warranty	344	332
Dividends payable	266	267
Income taxes payable	353	282
Other accrued taxes	66	65
Interest payable	54	38
Operating lease liabilities, current	84	84
Finance lease liabilities, current	103	102
Other	542	625
	$3,829	$4,297

	January 28, 2024	October 29, 2023

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$130	$126
Operating lease liabilities, non-current	240	252
Other	353	336
	$723	$714

Government Assistance
We receive government assistance from various domestic and foreign governments in the form of cash grants or refundable tax credits. These arrangements incentivize capital investments and research and development activities. Government incentives generally contain conditions that must be met in order for the assistance to be earned. We recognize the incentives when there is reasonable assurance that we will comply with all conditions specified in the incentive arrangement and the incentive will be received.
We record capital expenditure related incentives as an offset to the associated property, plant and equipment, net within our Consolidated Condensed Balance Sheets and recognize a reduction to depreciation expense over the useful life of the corresponding acquired asset. We record incentives related to operating activities as a reduction to expense in the same line item on the Consolidated Condensed Statements of Operations as the expenditure for which the grant is intended to compensate. Capital expenditure related incentives reduced gross property, plant and equipment, net by $195 million as of January 28, 2024. Contra-depreciation expense was not material in the three months ended January 28, 2024. Operating incentives recognized as a reduction to research, development and engineering expense were $16 million in the three months ended January 28, 2024. Capital expenditure related incentives reduced our income taxes payable by $190 million as of January 28, 2024, of which $184 million is in accounts payable and accrued expenses and $6 million is in income taxes payable, in our Consolidated Condensed Balance Sheets.

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Goodwill
As of January 28, 2024, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other. The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.
Details of goodwill as of January 28, 2024 and October 29, 2023 were as follows:

	January 28, 2024	October 29, 2023

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,460	$2,460
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,732	$3,732
Intangible Assets
Details of intangible assets other than goodwill were as follows:

	January 28, 2024			October 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$2,001	$(1,724)	$277	$2,001	$(1,714)	$287
Applied Global Services	79	(78)	1	79	(78)	1
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	36	(31)	5	36	(30)	6
Total intangible assets with finite lives	$2,310	$(2,027)	$283	$2,310	$(2,016)	$294

Amortization expense of intangible assets was $11 million during each of the three months ended January 28, 2024 and January 29, 2023.
As of January 28, 2024, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2024 (remaining 9 months)	$32
2025	41
2026	39
2027	26
2028	23
Thereafter	122
Total	$283

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
No amounts were outstanding under the Revolving Credit Agreement as of January 28, 2024 and October 29, 2023.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $54 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 28, 2024 and October 29, 2023, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of January 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 5.41% and maturities of 91 days, and as of October 29, 2023, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.39% and maturities of 90 days.
Senior Unsecured Notes
Debt outstanding as of January 28, 2024 and October 29, 2023 was as follows:

	Principal Amount
	January 28, 2024	October 29, 2023	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(28)	(28)
Total long-term debt	$5,462	$5,461

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
	(In millions, except percentages)
Operating lease cost	$27	$26
Finance lease cost:
Amortization of right-of-use assets	$1	$—
Interest on lease liabilities	$1	$—
Weighted-average remaining lease term (in years) - operating leases	5.6	6.2
Weighted-average remaining lease term (in years) - finance leases	0.6	1.7
Weighted-average discount rate - operating leases	3.1%	2.6%
Weighted-average discount rate - finance leases	4.6%	4.6%
Supplemental cash flow information related to leases are as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
	(In millions)
Operating cash flows paid for operating leases	$26	$26
Operating cash flows paid for finance leases	$1	$—
Financing cash flows paid for finance leases	$(1)	$10
Right-of-use assets obtained in exchange for operating lease liabilities	$10	$25
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$94

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of January 28, 2024, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2024 (remaining 9 months)	$70	$106
2025	85	—
2026	50	—
2027	39	—
2028	31	—
Thereafter	81	—
Total lease payments	$356	$106
Less imputed interest	(32)	(3)
Total	$324	$103

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	20	31		—	51
Amounts reclassified out of AOCI	7	2	(9)	—	—
Other comprehensive income (loss), net of tax	27	33	(9)	—	51
Balance as of January 28, 2024	$(23)	$(85)	$(71)	$13	$(166)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	17	(38)	—	—	(21)
Amounts reclassified out of AOCI	6	(18)	—	—	(12)
Other comprehensive income (loss), net of tax	23	(56)	—	—	(33)
Balance as of January 29, 2023	$(52)	$(108)	$(88)	$13	$(235)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 28, 2024 and January 29, 2023 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of January 28, 2024, approximately $12.0 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including and excluding excise tax, for the three months ended January 28, 2024 and January 29, 2023:

	Three Months Ended
	January 28, 2024	January 29, 2023

	(in millions, except per share amount)
Shares of common stock repurchased	5	2
Cost of stock repurchased (including excise tax)*	$703	$250
Average price paid per share (including excise tax)*	$153.20	$103.37
Cost of stock repurchased (excluding excise tax)	$700	$250
Average price paid per share (excluding excise tax)	$152.60	$103.37
(*) Stock repurchase amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
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
Dividends
In December 2023, our Board of Directors declared a quarterly cash dividend payable in March 2024, in the amount of $0.32 per share. Dividends paid during the three months ended January 28, 2024 and January 29, 2023 totaled $266 million and $220 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three months ended January 28, 2024 and January 29, 2023, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023

	(In millions)
Cost of products sold	$32	$54
Research, development and engineering	56	54
Marketing and selling	18	17
General and administrative	64	23
Total share-based compensation	$170	$148
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
As of January 28, 2024, we had $1.2 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 3.0 years. As of January 28, 2024, there were 21 million shares available for grant of share-based awards under the ESIP, and an additional 12 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the three months ended January 28, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 29, 2023	12	$106.24
Granted	4	$145.08
Vested	(4)	$96.16
Canceled	—	$113.36
Outstanding as of January 28, 2024	12	$123.53
As of January 28, 2024, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
During the first quarter of fiscal 2024, certain members of senior management were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor's 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. There were no purchases under our ESPP during either of the three months ended January 28, 2024 and January 29, 2023. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 13    Income Taxes
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior-years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2024 and 2023 were 12.3 percent and 12.4 percent, respectively. The effective tax rate for the first three months of fiscal 2024 was slightly lower than the same period in the prior fiscal year primarily due to larger excess tax benefits from share-based compensation, partially offset by lower tax credits in fiscal 2024.

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended
	January 28 2024	January 29 2023

	(In millions)
Beginning balance	$332	$286
Provisions for warranty	59	62
Changes in reserves related to preexisting warranty	2	4
Consumption of reserves	(49)	(50)
Ending balance	$344	$302

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $349 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 28, 2024, we have provided parent guarantees to banks for approximately $294 million to cover these arrangements.
Legal Matters
From time to time, we receive notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by us in connection with claims made against them. In addition, from time to time, we receive notification from third parties claiming that we may be or are infringing or misusing their intellectual property or other rights. We also are subject to various legal proceedings, government investigations or inquiries, and claims, both asserted and unasserted, that arise in the ordinary course of business. These matters are subject to uncertainties, and we cannot predict the outcome of these matters, or governmental inquiries or proceedings that may occur. Although the outcome of the above-described matters, claims and proceedings cannot be predicted with certainty, we do not believe at this time that any of the above-described matters will have a material effect on our consolidated financial condition or results of operations.
We have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments. In August 2022 and February 2024, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts; in November 2023, we received a subpoena from the U.S. Commerce Department’s Bureau of Industry and Security; and in February 2024, we received a subpoena from the U.S. Securities and Exchange Commission. Also in February 2024, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information related to certain federal award applications. We are cooperating fully with the government in these matters. These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of January 28, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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
We derive the segment results directly from our internal management reporting system. Effective in the first quarter of fiscal 2024, management began including share-based compensation expense in the evaluation of reportable segments' performance. Prior-year numbers have been recast to conform to the current-year presentation. The accounting policies we use to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net revenue and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules, and certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Revenue	Operating Income (Loss)

	(In millions)
January 28, 2024:
Semiconductor Systems	$4,909	$1,744
Applied Global Services	1,476	417
Display and Adjacent Markets	244	25
Corporate and Other	78	(219)
Total	$6,707	$1,967
January 29, 2023:
Semiconductor Systems	$5,162	$1,855
Applied Global Services	1,369	345
Display and Adjacent Markets	167	3
Corporate and Other	41	(233)
Total	$6,739	$1,970
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended
	January 28, 2024		January 29, 2023		Change

	(In millions, except percentages)
China	$2,997	45%	$1,145	17%	162%
Korea	1,231	18%	1,293	19%	(5)%
Taiwan	559	8%	1,968	29%	(72)%
Japan	565	9%	456	7%	24%
Southeast Asia	186	3%	253	4%	(26)%
Asia Pacific	5,538	83%	5,115	76%	8%
United States	759	11%	1,051	16%	(28)%
Europe	410	6%	573	8%	(28)%
Total	$6,707	100%	$6,739	100%	—%

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
Foundry, logic and other	62%	77%
Dynamic random-access memory (DRAM)	34%	13%
Flash memory	4%	10%
	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023

	(In millions)
Unallocated net revenue	$78	$41
Unallocated cost of products sold and expenses	(297)	(274)
Total	$(219)	$(233)

The following customer accounted for at least 10 percent of our net revenue for the three months ended January 28, 2024, and sales to this customer included products and services from multiple reportable segments.

Percentage of Net Revenue
Samsung Electronics Co., Ltd.	15%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of our results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 29, 2023 contained in our Form 10-K filed on December 15, 2023.
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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions, except per share amounts and percentages)
Net revenue	$6,707	$6,739	$(32)
Gross margin	47.8%	46.7%	1.1 points
Operating income	$1,967	$1,970	$(3)
Operating margin	29.3%	29.2%	0.1 points
Net income	$2,019	$1,717	$302
Earnings per diluted share	$2.41	$2.02	$0.39

Fiscal 2024 and 2023 each contain 52 weeks and the first three months of fiscal 2024 and 2023 each contained 13 weeks.
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the three months ended January 28, 2024. Foundry and logic customers’ spending decreased in the three months ended January 28, 2024 compared to the same period in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three months ended January 28, 2024 was higher as compared to the same period in the prior year due to increased investments in technology transitions.
Our Applied Global Services net revenue in the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to an increase in net revenue associated with long-term service agreements and higher customer spending on legacy systems. Our Display and Adjacent Markets net revenue increased in the three months ended January 28, 2024 compared to the same period in the prior year primarily due to higher customer investments in display manufacturing equipment for products in the mobile market.

Results of Operations
Net Revenue
Net revenue for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024		January 29, 2023		Change

	(In millions, except percentages)
Semiconductor Systems	$4,909	73%	$5,162	77%	(5)%
Applied Global Services	1,476	22%	1,369	20%	8%
Display and Adjacent Markets	244	4%	167	2%	46%
Corporate and Other	78	1%	41	1%	90%
Total	$6,707	100%	$6,739	100%	—%

For the three months ended January 28, 2024, net revenue remained relatively flat as compared to the same period in the prior year. The decrease in net revenue from customer investment in semiconductor equipment was offset by increases in net revenue associated with long-term service agreements, customer spending on legacy systems and customer investments in display manufacturing equipment for mobile products. The Semiconductor Systems segment continued to represent the largest contributor of net revenue.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended
	January 28, 2024		January 29, 2023		Change

	(In millions, except percentages)
China	$2,997	45%	$1,145	17%	162%
Korea	1,231	18%	1,293	19%	(5)%
Taiwan	559	8%	1,968	29%	(72)%
Japan	565	9%	456	7%	24%
Southeast Asia	186	3%	253	4%	(26)%
Asia Pacific	5,538	83%	5,115	76%	8%
United States	759	11%	1,051	16%	(28)%
Europe	410	6%	573	8%	(28)%
Total	$6,707	100%	$6,739	100%	—%

The changes in net revenue to customers in China, Taiwan, Japan, Southeast Asia and Europe in the three months ended January 28, 2024 compared to the same period in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.
The decrease in net revenue to customers in the U.S. for the three months ended January 28, 2024 compared to the same period in the prior year primarily reflected decreased investment by customers in semiconductor equipment, partially offset by increased customer spending on legacy systems.
The decrease in net revenue to customers in Korea for the three months ended January 28, 2024 compared to the same period in the prior year primarily reflected lower customer spending on semiconductor spares and decreased customer investment in display manufacturing equipment.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

Gross margin	47.8%	46.7%	1.1 points
Gross margin in the three months ended January 28, 2024 increased compared to the same period in the prior year, primarily driven by lower material, freight and logistics costs and a decrease in inventory reserves, partially offset by unfavorable changes in product mix. Gross margin during the three months ended January 28, 2024 and January 29, 2023 included $32 million and $54 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions)
Research, development and engineering	$754	$771	$(17)
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
The decreases in RD&E expenses during the three months ended January 28, 2024 compared to the same period in the prior year were primarily due to lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024, partially offset by an increase in expense due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended January 28, 2024 and January 29, 2023 included $56 million and $54 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions)
Marketing and selling	$207	$197	$10
Marketing and selling expenses for the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to additional headcount and higher travel related expenses. Marketing and selling expenses during the three months ended January 28, 2024 and January 29, 2023 included $18 million and $17 million of share-based compensation expense, respectively.

General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions)
General and administrative	$276	$207	$69
G&A expenses in the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to higher professional fees and an increase in share-based compensation expense. G&A expenses during the three months ended January 28, 2024 and January 29, 2023 included $64 million and $23 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (Expense), net
Interest expense and interest and other income (expense), net for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions)
Interest expense	$59	$59	$—
Interest and other income (expense), net	$395	$50	$345
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 28, 2024 remained relatively flat compared to the same period in the prior year.
Interest and other income (expense), net in the three months ended January 28, 2024 increased compared to the same period in the prior year, primarily driven by higher net gain on equity investments and higher interest income as a result of an increase in market rates of interest, compared to the prior year.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions, except percentages)
Provision for income taxes	$284	$244	$40
Effective income tax rate	12.3%	12.4%	(0.1) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior-years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2024 and 2023 were 12.3 percent and 12.4 percent, respectively. The effective tax rate for the first three months of fiscal 2024 was slightly lower than the same period in the prior fiscal year primarily due to larger excess tax benefits from share-based compensation, partially offset by lower tax credits in fiscal 2024.

Segment Information
We report financial results in three segments: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. A description of the products and services, as well as financial data, for each reportable segment can be found in Note 15 of Notes to Consolidated Condensed Financial Statements.
Effective in the first quarter of fiscal 2024, management began including share-based compensation expense in the evaluation of reportable segments' performance. Prior-year numbers have been recast to conform to the current-year presentation.
The Corporate and Other category includes revenues from products, as well as costs of products sold, for fabricating solar photovoltaic cells and modules and certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs for certain management, finance, legal, human resource, and RD&E functions provided at the corporate level and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments restructuring, severance and asset impairment charges and any associated adjustments related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$4,909	$5,162	$(253)	(5)%
Operating income	$1,744	$1,855	$(111)	(6)%
Operating margin	35.5%	35.9%		(0.4) points

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023
Foundry, logic and other	62%	77%
Dynamic random-access memory (DRAM)	34%	13%
Flash memory	4%	10%
	100%	100%
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the first three months of fiscal 2024. Foundry and logic customers’ spending decreased in the three months ended January 28, 2024 compared to the same period in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three months ended January 28, 2024 was higher as compared to the same period in the prior year primarily due to increased investments in DRAM technology transitions.

Operating margin for the three months ended January 28, 2024 decreased compared to the same period in the prior year, primarily driven by lower net revenue and increased RD&E expenses, partially offset by lower material, freight and logistics costs and lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024. In the three months ended January 28, 2024, two customers each accounted for at least 10 percent of this segment’s net revenue.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$1,476	$1,369	$107	8%
Operating income	$417	$345	$72	21%
Operating margin	28.3%	25.2%		3.1 points

Net revenue for the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to an increase in net revenue associated with long-term service agreements and higher customer spending on legacy systems. Operating margin for the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to the increase in net revenue. In the three months ended January 28, 2024, one customer accounted for at least 10 percent of this segment’s net revenue.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$244	$167	$77	46%
Operating income	$25	$3	$22	733%
Operating margin	10.2%	1.8%		8.4 points

Net revenue for the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to higher customer investments in display manufacturing equipment for products in the mobile market. Operating margin for the three months ended January 28, 2024 increased compared to the same period in the prior year primarily due to higher net revenue.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	January 28, 2024	October 29, 2023

	(In millions)
Cash and cash equivalents	$6,854	$6,132
Short-term investments	638	737
Long-term investments	2,910	2,281
Total cash, cash-equivalents and investments	$10,402	$9,150
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 28, 2024	January 29, 2023

	(In millions)
Cash provided by operating activities	$2,325	$2,270
Cash used in investing activities	$(447)	$(299)
Cash used in financing activities	$(1,157)	$(418)
Operating Activities
Cash from operating activities for the three months ended January 28, 2024 was $2.3 billion, which reflects net income adjusted for the effect of non-cash items and changes in working capital components. Significant non-cash items included depreciation, amortization, gain on investments, and share-based compensation. Cash provided by operating activities remained relatively flat in the first three months of fiscal 2024 compared to the same period in the prior year.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $169 million and $279 million of account receivables during the three months ended January 28, 2024 and January 29, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 28, 2024 and January 29, 2023, respectively.
Our working capital was $12.1 billion as of January 28, 2024 and $11.8 billion as of October 29, 2023.
Days sales outstanding of our accounts receivable for the three months ended January 28, 2024 and January 29, 2023 were 64 days and 73 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to favorable revenue linearity and lower accounts receivable balances as a result of the timing of customer payments.
Investing Activities
We used $447 million of cash in investing activities during the three months ended January 28, 2024. Capital expenditures totaled $229 million and purchases of investments, net of proceeds from sales and maturities of investments were $218 million, during the three months ended January 28, 2024.
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
Financing Activities
We used $1.2 billion of cash in financing activities during the three months ended January 28, 2024, consisting primarily of cash used for repurchases of common stock of $700 million, dividends to stockholders of $266 million, and tax withholding payments for vested equity awards of $192 million.

In December 2023, our Board of Directors declared a quarterly cash dividend payable in March 2024, in the amount of $0.32 per share. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of January 28, 2024, approximately $12.0 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2026, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of January 28, 2024.
Remaining credit facilities in the amount of approximately $54 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both January 28, 2024 and October 29, 2023.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of January 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million. The proceeds from the issuances of commercial paper are used for general corporate purposes. The commercial paper is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of January 28, 2024. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $349 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 28, 2024, we have provided parent guarantees to banks for approximately $294 million to cover these arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 28, 2024, we had $612 million of total payments remaining, payable in installments in the next three years.
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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations are allowed to claim a credit for the minimum tax paid against regular tax in future years. We are subject to the minimum tax in fiscal 2024 and expect to claim a credit for the minimum tax in future years.
Several countries where we do business have enacted global minimum tax regimes based on the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting Project. This will change various aspects of the existing framework under which our global tax obligations are determined and is expected to increase our tax liabilities beginning in fiscal 2025. The OECD continues to release additional guidance on this new global minimum tax framework. We will continue to monitor these developments, as each jurisdiction incorporates changes into its tax laws.
Our conditional reduced tax rates in Singapore will expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which we expect to comply.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K and as updated as applicable in Note 1 of Notes to Consolidated Condensed Financial Statements in this report describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for fiscal year ended October 29, 2023.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks as of October 29, 2023, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 29, 2023.
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $2.3 billion at January 28, 2024. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of January 28, 2024 of approximately $31 million.
Debt - At January 28, 2024, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $409 million at January 28, 2024. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $141 million at January 28, 2024.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2024, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K. These factors could materially and adversely affect our business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating our business, in addition to other information presented elsewhere in this report.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended January 28, 2024, approximately 89% of our net revenue were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
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
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, we have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments. In August 2022 and February 2024, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts; in November 2023, we received a subpoena from the U.S. Commerce Department’s Bureau of Industry and Security; and in February 2024, we received a subpoena from the U.S. Securities and Exchange Commission. We are cooperating fully with the government in these matters. These inquiries are subject to uncertainties, and we cannot predict the outcome of these inquiries, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.
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
We may further experience supply chain disruptions, significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
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
•information technology or infrastructure failures within our operations or those of a third-party supplier or service provider, including failures caused by cybersecurity incidents; and
•natural disasters, the impacts of climate change, or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing, research, engineering or other operations.
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
The largest proportion of our consolidated net revenue and profitability is derived from sales of manufacturing equipment in the Semiconductor Systems segment to the global semiconductor industry, and a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by ongoing changes particular to this industry that impact demand for and the profitability of our semiconductor manufacturing equipment and service products, including:
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
We are exposed to risks related to the use of artificial intelligence by us and our competitors.
We are increasingly incorporating artificial intelligence capabilities into the development of technologies and our business operations, and into our products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology.

Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of artificial intelligence in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, the United States and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause us to incur greater compliance costs, limit the use of artificial intelligence in the development of our products and services, and any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
In the conduct of our business, we collect, use, transmit, store, and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. Cybersecurity incidents may range from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, or advanced persistent threats, any of which may target or impact us directly or indirectly through our third-party providers and global supply chain. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Artificial intelligence tools could also be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Although we are not aware of any cybersecurity incidents impacting our information systems that have been determined to have a material impact on us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of evolving and increasingly sophisticated cybersecurity threats and laws, regulations, and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. We may be unable to anticipate, prevent, or remediate future attacks, vulnerabilities, breaches, or incidents, and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Cybersecurity incidents may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions, or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Our efforts to comply with, and changes to, laws, regulations, and contractual and other actual and asserted obligations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations, and other proceedings against us by regulatory authorities or other third parties. Customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may increase our overall compliance burden.
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
There have been a number of proposed changes in the tax laws that, if enacted, would increase our tax liability. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material and adverse impact on our results of operations and financial condition. For example, several countries where we do business have enacted global minimum tax regimes based on the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting Project. This will change various aspects of the existing framework under which our global tax obligations are determined, and will unfavorably impact our existing tax incentives and effective tax rate, beginning in fiscal 2025. The OECD continues to release additional guidance on this new global minimum tax framework. We will continue to monitor these developments, as each jurisdiction incorporates changes into its tax laws.
Our conditional reduced tax rates in Singapore will expire in fiscal 2025, excluding potential renewal and subject to certain conditions with which we expect to comply. There is risk our conditional reduced tax rates may not be renewed.
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
We have $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of January 28, 2024, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
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
From time to time we are, and in the future may be, involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, other intellectual property rights, trade compliance, including import, export and customs, antitrust, environmental regulations, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety, and other matters. We may receive, and have received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law or regulations by our company and/or our employees. For example, we have received subpoenas from government authorities requesting information relating to certain China customer shipments and relating to certain federal award applications. We also on occasion receive notifications from customers who believe we owe them indemnification, product warranty or have other obligations related to claims made against such customers by third parties.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of January 28, 2024, approximately $12.0 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 30, 2023 to November 26, 2023)	1.4	$143.56	$196	1.4	$12,524
Month #2
(November 27, 2023 to December 24, 2023)	1.2	$154.38	182	1.2	$12,342
Month #3
(December 25, 2023 to January 28, 2024)	2.0	$158.95	325	2.0	$12,017
Total	4.6	$153.20	$703	4.6
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.2	Applied Materials Inc. Amended and Restated Bylaws, as amended and restated on December 8, 2023	8-K	000-06920	3.2	12/13/2023
10.1	Deed of Amendment, dated December 19, 2023, to the Trust Deed Constituting the Applied Materials Profit Sharing Scheme†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

February 27, 2024	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

February 27, 2024	By:	/s/ CHARLES W. READ
Charles W. Read
Corporate Vice President, Business Units and Operations Chief Financial Officer (Principal Accounting Officer)