Form 10-Q
period 2024-04-28
APPLIED MATERIALS INC /DE
filed 2024-05-23
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 28, 2024: 827,974,828

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(Unaudited)
Net revenue	$6,646	$6,630	$13,353	$13,369
Cost of products sold	3,493	3,536	6,996	7,130
Gross profit	3,153	3,094	6,357	6,239
Operating expenses:
Research, development and engineering	785	775	1,539	1,546
Marketing and selling	209	194	416	391
General and administrative	247	214	523	421
Total operating expenses	1,241	1,183	2,478	2,358
Income from operations	1,912	1,911	3,879	3,881
Interest expense	59	61	118	120
Interest and other income (expense), net	141	(73)	536	(23)
Income before income taxes	1,994	1,777	4,297	3,738
Provision for income taxes	272	202	556	446
Net income	$1,722	$1,575	$3,741	$3,292
Earnings per share:
Basic	$2.08	$1.87	$4.50	$3.90
Diluted	$2.06	$1.86	$4.47	$3.88
Weighted average number of shares:
Basic	830	843	831	844
Diluted	836	847	837	848
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(Unaudited)
Net income	$1,722	$1,575	$3,741	$3,292
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(9)	5	18	28
Change in unrealized net loss on derivative instruments	3	(5)	36	(61)
Change in defined and postretirement benefit plans	—	—	(9)	—
Other comprehensive income (loss), net of tax	(6)	—	45	(33)
Comprehensive income	$1,716	$1,575	$3,786	$3,259
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 28, 2024	October 29, 2023

ASSETS
Current assets:
Cash and cash equivalents	$7,085	$6,132
Short-term investments	472	737
Accounts receivable, net	4,778	5,165
Inventories	5,691	5,725
Other current assets	1,239	1,388
Total current assets	19,265	19,147
Long-term investments	2,983	2,281
Property, plant and equipment, net	2,958	2,723
Goodwill	3,732	3,732
Purchased technology and other intangible assets, net	273	294
Deferred income taxes and other assets	2,738	2,552
Total assets	$31,949	$30,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$99	$100
Accounts payable and accrued expenses	4,174	4,297
Contract liabilities	2,611	2,975
Total current liabilities	6,884	7,372
Long-term debt	5,463	5,461
Income taxes payable	656	833
Other liabilities	747	714
Total liabilities	13,750	14,380
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,321	9,131
Retained earnings	46,871	43,726
Treasury stock	(37,829)	(36,299)
Accumulated other comprehensive loss	(172)	(217)
Total stockholders’ equity	18,199	16,349
Total liabilities and stockholders’ equity	$31,949	$30,729
Amounts as of April 28, 2024 are unaudited. Amounts as of October 29, 2023 are derived from the October 29, 2023 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 28, 2024	831	$8	$9,109	$45,480	1,196	$(37,002)	$(166)	$17,429
Net income	—	—	—	1,722	—	—	—	1,722
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(6)	(6)
Dividends declared ($0.40 per common share)	—	—	—	(331)	—	—	—	(331)
Share-based compensation	—	—	134	—	—	—	—	134
Net issuance under stock plans	1	—	78	—	—	—	—	78
Common stock repurchases	(4)	—	—	—	4	(827)	—	(827)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	3,741	—	—	—	3,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	45	45
Dividends declared ($0.72 per common share)	—	—	—	(596)	—	—	—	(596)
Share-based compensation	—	—	304	—	—	—	—	304
Net issuance under stock plans	4	—	(114)	—	—	—	—	(114)
Common stock repurchases	(9)	—	—	—	9	(1,530)	—	(1,530)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 29, 2023	845	$8	$8,605	$39,389	1,175	$(34,347)	$(235)	$13,420
Net income	—	—	—	1,575	—	—	—	1,575
Dividends declared ($0.32 per common share)	—	—	—	(268)	—	—	—	(268)
Share-based compensation	—	—	113	—	—	—	—	113
Net issuance under stock plans	2	—	93	—	—	—	—	93
Common stock repurchases	(7)	—	—	—	7	(804)	—	(804)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	3,292	—	—	—	3,292
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(33)	(33)
Dividends declared ($0.58 per common share)	—	—	—	(488)	—	—	—	(488)
Share-based compensation	—	—	261	—	—	—	—	261
Net issuance under stock plans	5	—	(43)	—	—	—	—	(43)
Common stock repurchases	(9)	—	—	—	9	(1,054)	—	(1,054)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 28, 2024	April 30, 2023

	(Unaudited)
Cash flows from operating activities:
Net income	$3,741	$3,292
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	187	249
Share-based compensation	304	261
Deferred income taxes	(206)	(136)
Other	(247)	174
Changes in operating assets and liabilities:
Accounts receivable	387	552
Inventories	34	(8)
Other current and non-current assets	152	113
Accounts payable and accrued expenses	(255)	(613)
Contract liabilities	(364)	231
Income taxes payable	(17)	396
Other liabilities	1	51
Cash provided by operating activities	3,717	4,562
Cash flows from investing activities:
Capital expenditures	(486)	(542)
Cash paid for acquisitions, net of cash acquired	—	(18)
Proceeds from sales and maturities of investments	1,113	669
Purchases of investments	(1,223)	(730)
Cash used in investing activities	(596)	(621)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	200	595
Repayments of commercial paper	(200)	(400)
Proceeds from common stock issuances	119	111
Common stock repurchases	(1,520)	(1,050)
Tax withholding payments for vested equity awards	(233)	(154)
Payments of dividends to stockholders	(532)	(439)
Repayments of principal on finance leases	(13)	(9)
Cash used in financing activities	(2,179)	(1,346)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	942	2,595
Cash, cash equivalents and restricted cash equivalents — beginning of period	6,233	2,100
Cash, cash equivalents and restricted cash equivalents — end of period	$7,175	$4,695
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$7,085	$4,588
Restricted cash equivalents included in deferred income taxes and other assets	90	107
Total cash, cash equivalents and restricted cash equivalents	$7,175	$4,695
Supplemental cash flow information:
Cash payments for income taxes	$606	$221
Cash refunds from income taxes	$5	$51
Cash payments for interest	$102	$102
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and six months ended April 28, 2024 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2024 and 2023 contain 52 weeks each and the first six months of fiscal 2024 and 2023 each contained 26 weeks.
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
The change in accounting estimate is being applied on a prospective basis to the assets on our balance sheet as of October 29, 2023, as well as to subsequent asset purchases. Based on the net carrying amounts of assets in use as of the end of fiscal 2023, the impact of this change was a reduction of $30 million and $67 million in depreciation expense during the three and six months ended April 28, 2024, respectively, and an increase of $0.03 and $0.06 in both basic and diluted earnings per share for the three and six months ended April 28, 2024, respectively.
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

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(In millions, except per share amounts)
Numerator:
Net income	$1,722	$1,575	$3,741	$3,292
Denominator:
Weighted average common shares outstanding	830	843	831	844
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	6	4	6	4
Denominator for diluted earnings per share	836	847	837	848
Basic earnings per share	$2.08	$1.87	$4.50	$3.90
Diluted earnings per share	$2.06	$1.86	$4.47	$3.88
Potentially weighted dilutive securities	—	2	—	2
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

April 28, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,359	$—	$—	$1,359
Cash equivalents:
Money market funds*	1,420	—	—	1,420
Bank certificates of deposit and time deposits	42	—	—	42
U.S. Treasury and agency securities	1,993	—	—	1,993
Municipal securities	44	—	—	44
Commercial paper, corporate bonds and medium-term notes	2,227	—	—	2,227
Total cash equivalents	5,726	—	—	5,726
Total cash and cash equivalents	$7,085	$—	$—	$7,085
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$19	$—	$—	$19
U.S. Treasury and agency securities	401	—	5	396
Non-U.S. government securities**	6	—	—	6
Municipal securities	443	—	7	436
Commercial paper, corporate bonds and medium-term notes	764	1	7	758
Asset-backed and mortgage-backed securities	573	1	10	564
Total fixed income securities	2,206	2	29	2,179
Publicly traded equity securities	543	447	3	987
Equity investments in privately held companies	231	74	16	289
Total equity investments	774	521	19	1,276
Total short-term and long-term investments	$2,980	$523	$48	$3,455
Total cash, cash equivalents and investments	$10,065	$523	$48	$10,540
_________________________
*Excludes $90 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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

During the three months ended April 28, 2024 and April 30, 2023, interest income from our cash, cash equivalents and fixed income securities was $118 million and $61 million, respectively.
During the six months ended April 28, 2024 and April 30, 2023, interest income from our cash, cash equivalents and fixed income securities was $221 million and $92 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of April 28, 2024:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$460	$456
Due after one through five years	1,169	1,155
Due after five years	4	4
No single maturity date*	1,347	1,840
Total	$2,980	$3,455
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 28, 2024 and April 30, 2023 gross realized gains and losses on our fixed income portfolio were not material.
As of April 28, 2024 and October 29, 2023, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and six months ended April 28, 2024 and April 30, 2023, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three and six months ended April 28, 2024 and April 30, 2023 were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
	(In millions)
Publicly traded equity securities
Unrealized gain	$25	$1	$312	$19
Unrealized loss	(1)	(11)	(3)	(27)
Realized gain on sales and dividends	2	1	2	1
Realized loss on sales or impairment	—	(1)	(1)	(2)
Equity investments in privately held companies
Unrealized gain	—	8	1	12
Unrealized loss	(4)	(9)	(10)	(11)
Realized gain on sales and dividends	1	—	3	5
Realized loss on sales or impairment	—	(117)	—	(117)
Total gain (loss) on equity investments, net	$23	$(128)	$304	$(120)

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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of April 28, 2024, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	April 28, 2024			October 29, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$1,510	$—	$1,510	$3,361	$—	$3,361
Bank certificates of deposit and time deposits	—	61	61	—	18	18
U.S. Treasury and agency securities	2,365	24	2,389	331	43	374
Non-U.S. government securities	—	6	6	—	6	6
Municipal securities	—	480	480	—	453	453
Commercial paper, corporate bonds and medium-term notes	—	2,985	2,985	—	2,177	2,177
Asset-backed and mortgage-backed securities	—	564	564	—	487	487
Total available-for-sale debt security investments	$3,875	$4,120	$7,995	$3,692	$3,184	$6,876
Equity investments with readily determinable values
Publicly traded equity securities	$987	$—	$987	$698	$—	$698
Total equity investments with readily determinable values	$987	$—	$987	$698	$—	$698
Total	$4,862	$4,120	$8,982	$4,390	$3,184	$7,574
_________________________
*Amounts as of April 28, 2024 and October 29, 2023 include $90 million and $101 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 28, 2024 or October 29, 2023.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies were not material during the three and six months ended April 28, 2024 and were $117 million during the three and six months ended April 30, 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 28, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.9 billion. As of October 29, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.7 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 28, 2024 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and six months ended April 28, 2024 and April 30, 2023.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of April 28, 2024 and October 29, 2023, the total outstanding notional amounts of foreign exchange contracts were $1.8 billion and $1.7 billion. The fair values of foreign exchange derivative instruments as of April 28, 2024 and October 29, 2023 were not material.
We are also exposed to interest rate risk associated with our potential future borrowings. During the six months ended April 28, 2024, we entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and will be settled upon the issuance of debt.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(6)	$2	$28	$(47)
Interest rate contracts	15	—	20	—
Total	$9	$2	$48	$(47)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	April 28, 2024			April 30, 2023
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net revenue	$6,646	$9	$(1)	$6,630	$14	$—
Research, development and engineering	$785	(1)	—	$775	(3)	—
Marketing and selling	$209	(1)	—	$194	—	—
General and administrative	$247	—	—	$214	(1)	—
Interest Rate Contracts:
Interest expense	$59	(3)	—	$61	(3)	—
		$4	$(1)		$7	$—

	Six Months Ended
	April 28, 2024			April 30, 2023
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net sales	$13,353	$14	$(1)	$13,369	$39	$—
Cost of products sold	$6,996	(1)	—	$7,130	2	—
Research, development and engineering	$1,539	(4)	—	$1,546	(3)	—
Marketing and selling	$416	(1)	—	$391	—	—
General and administrative	$523	—	—	$421	(1)	—
Interest Rate Contracts:
Interest expense	$118	(6)	—	$120	(6)	—
		$2	$(1)		$31	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$17	$12	$18	$(36)
Total return swaps - deferred compensation	Cost of products sold	1	—	4	1
Total return swaps - deferred compensation	Operating expenses	8	2	39	14
Total return swaps - deferred compensation	Interest and other income, net	(4)	(2)	(7)	(4)
Total		$22	$12	$54	$(25)

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 28, 2024.
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
We sold $95 million and $264 million of account receivables during the three and six months ended April 28, 2024, respectively. We sold $250 million and $529 million of account receivables during the three and six months ended April 30, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 28, 2024 and April 30, 2023. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of April 28, 2024 and as of October 29, 2023. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of April 28, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	April 28, 2024	October 29, 2023
	(In millions)

Contract assets	$334	$274
Contract liabilities	$2,611	$2,975
The increase in contract assets during the six months ended April 28, 2024 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the six months ended April 28, 2024, we recognized revenue of approximately $2.2 billion related to contract liabilities at October 29, 2023. Contract liabilities decreased during the six months ended April 28, 2024 due to revenue recognized related to contract liabilities at October 29, 2023, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 28, 2024.
There were no credit losses recognized on our accounts receivables and contract assets during both the six months ended April 28, 2024 and April 30, 2023.
Performance Obligations
As of April 28, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $4.3 billion, of which approximately 62% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	April 28, 2024	October 29, 2023

	(In millions)
Inventories
Customer service spares	$1,654	$1,589
Raw materials	1,722	1,653
Work-in-process	901	997
Finished goods
Deferred cost of sales	313	413
Evaluation inventory	462	423
Manufactured on-hand inventory	639	650
Total finished goods	1,414	1,486
Total inventories	$5,691	$5,725

	April 28, 2024	October 29, 2023

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$223	$412
Prepaid expenses and other	1,016	976
	$1,239	$1,388

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	April 28, 2024	October 29, 2023

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$435	$393
Buildings and improvements	3-30	2,255	2,194
Demonstration and manufacturing equipment	5-8	2,479	2,353
Furniture, fixtures and other equipment	3-5	786	762
Construction in progress		780	672
Gross property, plant and equipment		6,735	6,374
Accumulated depreciation		(3,777)	(3,651)
		$2,958	$2,723

	April 28, 2024	October 29, 2023

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,928	$1,729
Operating lease right-of-use assets	379	370
Finance lease right-of-use assets	91	108
Income tax receivables and other assets	340	345
	$2,738	$2,552

	April 28, 2024	October 29, 2023

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,457	$1,478
Compensation and employee benefits	788	1,024
Warranty	346	332
Dividends payable	331	267
Income taxes payable	363	282
Other accrued taxes	72	65
Interest payable	38	38
Operating lease liabilities, current	87	84
Finance lease liabilities, current	89	102
Other	603	625
	$4,174	$4,297

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 28, 2024	October 29, 2023

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$122	$126
Operating lease liabilities, non-current	260	252
Other	365	336
	$747	$714

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
We record capital expenditure related incentives as an offset to the associated property, plant and equipment, net within our Consolidated Condensed Balance Sheets and recognize a reduction to depreciation expense over the useful life of the corresponding acquired asset. We record incentives related to operating activities as a reduction to expense in the same line item on the Consolidated Condensed Statements of Operations as the expenditure for which the grant is intended to compensate. Capital expenditure related incentives reduced gross property, plant and equipment, net by $232 million as of April 28, 2024. Contra-depreciation expense was not material during the three and six months ended April 28, 2024. Operating incentives recognized as a reduction to research, development and engineering expense were $6 million and $22 million in the three and six months ended April 28, 2024, respectively. Capital expenditure related incentives reduced our income taxes payable by $112 million as of April 28, 2024, of which $105 million is in accounts payable and accrued expenses and $7 million is in income taxes payable, in our Consolidated Condensed Balance Sheets.

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Goodwill
As of April 28, 2024, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other. The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.
Details of goodwill as of April 28, 2024 and October 29, 2023 were as follows:

	April 28, 2024	October 29, 2023

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,460	$2,460
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,732	$3,732

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Details of intangible assets other than goodwill were as follows:

	April 28, 2024			October 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$2,001	$(1,734)	$267	$2,001	$(1,714)	$287
Applied Global Services	79	(79)	—	79	(78)	1
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	37	(31)	6	36	(30)	6
Total intangible assets with finite lives	$2,311	$(2,038)	$273	$2,310	$(2,016)	$294
Amortization expense of intangible assets was $11 million and $22 million during the three and six months ended April 28, 2024, respectively. Amortization expense of intangible assets was $12 million and $23 million during the three and six months ended April 30, 2023, respectively.
As of April 28, 2024, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2024 (remaining 6 months)	$21
2025	41
2026	40
2027	26
2028	23
Thereafter	122
Total	$273

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
No amounts were outstanding under the Revolving Credit Agreement as of April 28, 2024 and October 29, 2023.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $52 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of April 28, 2024 and October 29, 2023, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of April 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 5.34% and maturities of 105 days, and as of October 29, 2023, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.39% and maturities of 90 days.
Senior Unsecured Notes
Debt outstanding as of April 28, 2024 and October 29, 2023 was as follows:

	Principal Amount
	April 28, 2024	October 29, 2023	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(27)	(28)
Total long-term debt	$5,463	$5,461

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
	(In millions, except percentages)
Operating lease cost	$27	$39	$54	$65
Finance lease cost:
Amortization of right-of-use assets	$—	$1	$1	$1
Interest on lease liabilities	$1	$1	$2	$1
Weighted-average remaining lease term (in years) - operating leases			5.8	6.1
Weighted-average remaining lease term (in years) - finance leases			0.4	1.4
Weighted-average discount rate - operating leases			3.2%	2.7%
Weighted-average discount rate - finance leases			4.6%	4.6%
Supplemental cash flow information related to leases are as follows:

	Six Months Ended
	April 28, 2024	April 30, 2023
	(In millions)
Operating cash flows paid for operating leases	$53	$65
Operating cash flows paid for finance leases	$2	$1
Financing cash flows paid for finance leases	$13	$9
Right-of-use assets obtained in exchange for operating lease liabilities	$58	$50
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$109

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of April 28, 2024, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2024 (remaining 6 months)	$47	$91
2025	93	—
2026	58	—
2027	46	—
2028	38	—
Thereafter	101	—
Total lease payments	$383	$91
Less imputed interest	(36)	(2)
Total	$347	$89

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	13	37	—	—	50
Amounts reclassified out of AOCI	5	(1)	(9)	—	(5)
Other comprehensive income (loss), net of tax	18	36	(9)	—	45
Balance as of April 28, 2024	$(32)	$(82)	$(71)	$13	$(172)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	20	(37)	—	—	(17)
Amounts reclassified out of AOCI	8	(24)	—	—	(16)
Other comprehensive income (loss), net of tax	28	(61)	—	—	(33)
Balance as of April 30, 2023	$(47)	$(113)	$(88)	$13	$(235)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 28, 2024 and April 30, 2023 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 28, 2024, approximately $11.2 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including and excluding excise tax, for the three and six months ended April 28, 2024 and April 30, 2023:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(in millions, except per share amount)
Shares of common stock repurchased	4	7	9	9
Cost of stock repurchased (including excise tax)*	$827	$804	$1,530	$1,054
Average price paid per share (including excise tax)*	$199.59	$115.53	$175.23	$112.39
Cost of stock repurchased (excluding excise tax)	$820	$800	$1,520	$1,050
Average price paid per share (excluding excise tax)	$197.77	$114.94	$174.04	$111.96
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
Dividends
In March 2024 and December 2023, our Board of Directors declared quarterly cash dividends in the amount of $0.40 and $0.32 per share, respectively. The dividend declared in March 2024 is payable in June 2024. Dividends paid during the six months ended April 28, 2024 and April 30, 2023 totaled $532 million and $439 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and six months ended April 28, 2024 and April 30, 2023, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(In millions)
Cost of products sold	$33	$42	$65	$96
Research, development and engineering	54	41	110	95
Marketing and selling	18	12	36	29
General and administrative	29	18	93	41
Total share-based compensation	$134	$113	$304	$261
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
As of April 28, 2024, we had $1.1 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.8 years. As of April 28, 2024, there were 21 million shares available for grant of share-based awards under the ESIP, and an additional 11 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the six months ended April 28, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 29, 2023	12	$106.24
Granted	4	$146.05
Vested	(4)	$96.54
Canceled	(1)	$119.20
Outstanding as of April 28, 2024	11	$124.99
As of April 28, 2024, 0.7 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
During the first half of fiscal 2024, certain members of senior management were granted awards that are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor's 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in the three and six months ended April 28, 2024 and a total of 1 million shares in the three and six months ended April 30, 2023. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 28, 2024	April 30, 2023

Dividend yield	0.76%	1.09%
Expected volatility	35.6%	43.3%
Risk-free interest rate	5.27%	5.14%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$53.98	$32.47

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
Our effective tax rates for the second quarter of fiscal 2024 and 2023 were 13.6 percent and 11.4 percent, respectively. The effective tax rate for the second quarter of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024.
Our effective tax rates for the first six months of fiscal 2024 and 2023 were 12.9 percent and 11.9 percent, respectively. The effective tax rate for the first six months of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024, partially offset by larger excess tax benefits from share-based compensation in fiscal 2024.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Six Months Ended
	April 28 2024	April 30 2023	April 28 2024	April 30 2023

	(In millions)
Beginning balance	$344	$302	$332	$286
Provisions for warranty	60	62	119	124
Changes in reserves related to preexisting warranty	(8)	(2)	(6)	2
Consumption of reserves	(50)	(52)	(99)	(102)
Ending balance	$346	$310	$346	$310

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
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $387 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2024, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.
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
We have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments. In August 2022 and February 2024, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts; in November 2023 and May 2024, we received subpoenas from the U.S. Commerce Department’s Bureau of Industry and Security; and in February 2024, we received a subpoena from the U.S. Securities and Exchange Commission. Also in February 2024, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting information related to certain federal award applications. We are cooperating fully with the government in these matters. These matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of April 28, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
The Semiconductor Systems reportable segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, 200mm generation equipment and factory automation software for semiconductor, display and other products.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)

	(In millions)
April 28, 2024:
Semiconductor Systems	$4,901	$1,701	$9,810	$3,445
Applied Global Services	1,530	436	3,006	853
Display and Adjacent Markets	179	5	423	30
Corporate and Other	36	(230)	114	(449)
Total	$6,646	$1,912	$13,353	$3,879
April 30, 2023:
Semiconductor Systems	$4,977	$1,715	$10,139	$3,570
Applied Global Services	1,428	384	2,797	729
Display and Adjacent Markets	168	16	335	19
Corporate and Other	57	(204)	98	(437)
Total	$6,630	$1,911	$13,369	$3,881
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Six Months Ended
	April 28, 2024		April 30, 2023		Change	April 28, 2024		April 30, 2023		Change

	(In millions, except percentages)
China	$2,831	43%	$1,405	21%	101%	$5,828	44%	$2,550	19%	129%
Korea	988	15%	1,583	24%	(38)%	2,219	16%	2,876	22%	(23)%
Taiwan	1,019	15%	1,435	22%	(29)%	1,578	12%	3,403	25%	(54)%
Japan	453	7%	460	7%	(2)%	1,018	8%	916	7%	11%
Southeast Asia	213	3%	157	2%	36%	399	3%	410	3%	(3)%
Asia Pacific	5,504	83%	5,040	76%	9%	11,042	83%	10,155	76%	9%
United States	853	13%	1,113	17%	(23)%	1,612	12%	2,164	16%	(26)%
Europe	289	4%	477	7%	(39)%	699	5%	1,050	8%	(33)%
Total	$6,646	100%	$6,630	100%	—%	$13,353	100%	$13,369	100%	—%

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Foundry, logic and other	65%	84%	63%	81%
Dynamic random-access memory (DRAM)	32%	11%	33%	12%
Flash memory	3%	5%	4%	7%
	100%	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023

	(In millions)
Unallocated net revenue	$36	$57	$114	$98
Unallocated cost of products sold and expenses	(266)	(261)	(563)	(535)
Total	$(230)	$(204)	$(449)	$(437)

The following customer accounted for at least 10 percent of our net revenue for the six months ended April 28, 2024, and sales to this customer included products and services from multiple reportable segments.

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

The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions, except per share amounts and percentages)
Net revenue	$6,646	$6,630	$16	$13,353	$13,369	$(16)
Gross margin	47.4%	46.7%	0.7 points	47.6%	46.7%	0.9 points
Operating income	$1,912	$1,911	$1	$3,879	$3,881	$(2)
Operating margin	28.8%	28.8%	— points	29.0%	29.0%	— points
Net income	$1,722	$1,575	$147	$3,741	$3,292	$449
Earnings per diluted share	$2.06	$1.86	$0.20	$4.47	$3.88	$0.59

Fiscal 2024 and 2023 each contain 52 weeks and the first six months of fiscal 2024 and 2023 each contained 26 weeks.
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the six months ended April 28, 2024. Foundry and logic customers’ spending decreased in the three and six months ended April 28, 2024 compared to the same periods in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three and six months ended April 28, 2024 was higher as compared to the same periods in the prior year due to increased investments in technology transitions.
Our Applied Global Services net revenue in the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and higher customer spending on 200mm generation equipment. Our Display and Adjacent Markets net revenue increased in the three and six months ended April 28, 2024 compared to the same periods in the prior year primarily due to higher customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets.

Results of Operations
Net Revenue
Net revenue for the periods indicated were as follows:

	Three Months Ended					Six Months Ended
	April 28, 2024		April 30, 2023		Change	April 28, 2024		April 30, 2023		Change

	(In millions, except percentages)
Semiconductor Systems	$4,901	74%	$4,977	75%	(2)%	$9,810	73%	$10,139	76%	(3)%
Applied Global Services	1,530	23%	1,428	22%	7%	3,006	23%	2,797	21%	7%
Display and Adjacent Markets	179	3%	168	2%	7%	423	3%	335	2%	26%
Corporate and Other	36	—%	57	1%	(37)%	114	1%	98	1%	16%
Total	$6,646	100%	$6,630	100%	—%	$13,353	100%	$13,369	100%	—%

For the three and six months ended April 28, 2024, net revenue remained relatively flat as compared to the same periods in the prior year. The decrease in net revenue from customer investment in semiconductor equipment was offset by increases in net revenue associated with long-term service agreements, customer spending on 200mm generation equipment and customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets. The Semiconductor Systems segment continued to represent the largest contributor of net revenue.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Six Months Ended
	April 28, 2024		April 30, 2023		Change	April 28, 2024		April 30, 2023		Change

	(In millions, except percentages)
China	$2,831	43%	$1,405	21%	101%	$5,828	44%	$2,550	19%	129%
Korea	988	15%	1,583	24%	(38)%	2,219	16%	2,876	22%	(23)%
Taiwan	1,019	15%	1,435	22%	(29)%	1,578	12%	3,403	25%	(54)%
Japan	453	7%	460	7%	(2)%	1,018	8%	916	7%	11%
Southeast Asia	213	3%	157	2%	36%	399	3%	410	3%	(3)%
Asia Pacific	5,504	83%	5,040	76%	9%	11,042	83%	10,155	76%	9%
United States	853	13%	1,113	17%	(23)%	1,612	12%	2,164	16%	(26)%
Europe	289	4%	477	7%	(39)%	699	5%	1,050	8%	(33)%
Total	$6,646	100%	$6,630	100%	—%	$13,353	100%	$13,369	100%	—%

The changes in net revenue to customers in all regions in the three and six months ended April 28, 2024 compared to the same periods in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.

Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

Gross margin	47.4%	46.7%	0.7 points	47.6%	46.7%	0.9 points
Gross margin in the three months ended April 28, 2024 increased compared to the same period in the prior year, primarily driven by lower material, freight and logistics costs, favorable changes in customer and product mix and a decrease in inventory reserves, partially offset by an increase in labor costs. Gross margin in the six months ended April 28, 2024 increased compared to the same period in the prior year, primarily driven by lower material, freight and logistics costs and a decrease in inventory reserves, partially offset by unfavorable changes in customer and product mix and an increase in labor costs. Gross margin during the three months ended April 28, 2024 and April 30, 2023 included $33 million and $42 million of share-based compensation expense, respectively. Gross margin during the six months ended April 28, 2024 and April 30, 2023 included $65 million and $96 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions)
Research, development and engineering	$785	$775	$10	$1,539	$1,546	$(7)
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
The changes in RD&E expenses during the three and six months ended April 28, 2024 compared to the same periods in the prior year were primarily due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy, offset by lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024 and lower impairment of fixed assets in fiscal 2024. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended April 28, 2024 and April 30, 2023 included $54 million and $41 million of share-based compensation expense, respectively. RD&E expense during the six months ended April 28, 2024 and April 30, 2023 included $110 million and $95 million of share-based compensation expense, respectively.

Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions)
Marketing and selling	$209	$194	$15	$416	$391	$25
Marketing and selling expenses for the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to additional headcount. Marketing and selling expenses during the three months ended April 28, 2024 and April 30, 2023 included $18 million and $12 million of share-based compensation expense, respectively. Marketing and selling expenses during the six months ended April 28, 2024 and April 30, 2023 included $36 million and $29 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions)
General and administrative	$247	$214	$33	$523	$421	$102
G&A expenses in the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to the increases in labor costs and share-based compensation expense. G&A expenses during the three months ended April 28, 2024 and April 30, 2023 included $29 million and $18 million of share-based compensation expense, respectively. G&A expenses during the six months ended April 28, 2024 and April 30, 2023 included $93 million and $41 million of share-based compensation expense, respectively.
Interest Expense and Interest and Other Income (Expense), net
Interest expense and interest and other income (expense), net for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions)
Interest expense	$59	$61	$(2)	$118	$120	$(2)
Interest and other income (expense), net	$141	$(73)	$214	$536	$(23)	$559
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended April 28, 2024 remained relatively flat compared to the same periods in the prior year.
Interest and other income (expense), net in the three and six months ended April 28, 2024 increased compared to the same periods in the prior year, primarily driven by higher net gain and lower impairment on equity investments and higher interest income as a result of an increase in market rates of interest, compared to the prior year.

Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	April 28, 2024	April 30, 2023	Change	April 28, 2024	April 30, 2023	Change

	(In millions, except percentages)
Provision for income taxes	$272	$202	$70	$556	$446	$110
Effective income tax rate	13.6%	11.4%	2.2 points	12.9%	11.9%	1.0 point
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior-years’ income tax filings.
Our effective tax rates for the second quarter of fiscal 2024 and 2023 were 13.6 percent and 11.4 percent, respectively. The effective tax rate for the second quarter of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024.
Our effective tax rates for the first six months of fiscal 2024 and 2023 were 12.9 percent and 11.9 percent, respectively. The effective tax rate for the first six months of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024, partially offset by larger excess tax benefits from share-based compensation in fiscal 2024.

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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2024	April 30, 2023	Change		April 28, 2024	April 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$4,901	$4,977	$(76)	(2)%	$9,810	$10,139	$(329)	(3)%
Operating income	$1,701	$1,715	$(14)	(1)%	$3,445	$3,570	$(125)	(4)%
Operating margin	34.7%	34.5%		0.2 points	35.1%	35.2%		(0.1) point

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	April 28, 2024	April 30, 2023	April 28, 2024	April 30, 2023
Foundry, logic and other	65%	84%	63%	81%
Dynamic random-access memory (DRAM)	32%	11%	33%	12%
Flash memory	3%	5%	4%	7%
	100%	100%	100%	100%
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the first six months of fiscal 2024. Foundry and logic customers’ spending decreased in the three and six months ended April 28, 2024 compared to the same periods in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three and six months ended April 28, 2024 was higher as compared to the same periods in the prior year primarily due to increased investments in DRAM technology transitions.

Operating margin for the three and six months ended April 28, 2024 remained relatively flat compared to the same periods in the prior year primarily driven by lower net revenue and increased RD&E expenses, offset by lower material, freight and logistics costs and lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024.
Applied Global Services Segment
The Applied Global Services segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, 200mm generation equipment and factory automation software for semiconductor, display and solar products.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2024	April 30, 2023	Change		April 28, 2024	April 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$1,530	$1,428	$102	7%	$3,006	$2,797	$209	7%
Operating income	$436	$384	$52	14%	$853	$729	$124	17%
Operating margin	28.5%	26.9%		1.6 points	28.4%	26.1%		2.3 points

Net revenue for the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and higher customer spending on 200mm generation equipment. Operating margin for the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to the increase in net revenue.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 28, 2024	April 30, 2023	Change		April 28, 2024	April 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$179	$168	$11	7%	$423	$335	$88	26%
Operating income	$5	$16	$(11)	(69)%	$30	$19	$11	58%
Operating margin	2.8%	9.5%		(6.7) points	7.1%	5.7%		1.4 points

Net revenue for the three and six months ended April 28, 2024 increased compared to the same periods in the prior year primarily due to higher customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets. In addition, the increase in net revenue for the three months ended April 28, 2024 was partially offset by lower customer investments in display manufacturing equipment for products in the mobile market. Operating margin for the three months ended April 28, 2024 decreased compared to the same period in the prior year primarily due to unfavorable changes in product mix, partially offset by higher net revenue. Operating margin for the six months ended April 28, 2024 increased compared to the same period in the prior year primarily due to higher net revenue, partially offset by unfavorable changes in product mix.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	April 28, 2024	October 29, 2023

	(In millions)
Cash and cash equivalents	$7,085	$6,132
Short-term investments	472	737
Long-term investments	2,983	2,281
Total cash, cash-equivalents and investments	$10,540	$9,150
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Six Months Ended
	April 28, 2024	April 30, 2023

	(In millions)
Cash provided by operating activities	$3,717	$4,562
Cash used in investing activities	$(596)	$(621)
Cash used in financing activities	$(2,179)	$(1,346)
Operating Activities
Cash from operating activities for the six months ended April 28, 2024 was $3.7 billion, which reflects net income adjusted for the effect of non-cash items and changes in working capital components. Significant non-cash items included depreciation, amortization, gain on investments, and share-based compensation. Cash provided by operating activities decreased in the first six months of fiscal 2024 compared to the same period in the prior year primarily due to higher payments for income taxes and lower new billings for products and services for which there were unsatisfied performance obligations, partially offset by lower payments to vendors.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $264 million and $529 million of account receivables during the six months ended April 28, 2024 and April 30, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the six months ended April 28, 2024 and April 30, 2023, respectively.
Our working capital was $12.4 billion as of April 28, 2024 and $11.8 billion as of October 29, 2023.
Days sales outstanding of our accounts receivable for the three months ended April 28, 2024 and April 30, 2023 were 65 days and 76 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to favorable revenue linearity and lower accounts receivable balance as a result of the timing of customer payments.
Investing Activities
We used $596 million of cash in investing activities during the six months ended April 28, 2024. Capital expenditures totaled $486 million and purchases of investments, net of proceeds from sales and maturities of investments were $110 million, during the six months ended April 28, 2024.
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

Financing Activities
We used $2.2 billion of cash in financing activities during the six months ended April 28, 2024, consisting primarily of cash used for repurchases of common stock of $1.5 billion, dividends to stockholders of $532 million, tax withholding payments for vested equity awards of $233 million and net payments of principals on financing leases of $13 million, partially offset by proceeds received from common stock issuances of $119 million under our employee stock purchase plan.
In March 2024 and December 2023, our Board of Directors declared quarterly cash dividends in the amount of $0.40 and $0.32 per share, respectively. The dividend declared in March 2024 is payable in June 2024. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 28, 2024, approximately $11.2 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2026, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of April 28, 2024.
Remaining credit facilities in the amount of approximately $52 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both April 28, 2024 and October 29, 2023.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of April 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million. The proceeds from the issuances of commercial paper are used for general corporate purposes. The commercial paper is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $5.5 billion outstanding as of April 28, 2024. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $387 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 28, 2024, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of April 28, 2024, we had $459 million of total payments remaining, payable in installments in the next two years.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see Note 1 of the Notes to Consolidated Condensed Financial Statements.

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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $2.2 billion at April 28, 2024. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of April 28, 2024 of approximately $32 million.
Debt - At April 28, 2024, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $4.9 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $409 million at April 28, 2024. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $158 million at April 28, 2024.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2024, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part II, Item 1A of our most recent Form 10-Q. These factors could materially and adversely affect our business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating our business, in addition to other information presented elsewhere in this report.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended April 28, 2024, approximately 87% of our net revenue were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
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
We sell a significant majority of our products into jurisdictions outside of the United States, including China, Taiwan, Korea and Japan. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and have announced increased tariffs. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in manufacturing equipment, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
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
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, we have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments. In August 2022 and February 2024, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts; in November 2023 and May 2024, we received subpoenas from the U.S. Commerce Department’s Bureau of Industry and Security; and in February 2024, we received a subpoena from the U.S. Securities and Exchange Commission. We are cooperating fully with the government in these matters. These inquiries are subject to uncertainties, and we cannot predict the outcome of these inquiries, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.
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

Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of artificial intelligence in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, the United States and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause us to incur greater compliance costs and limit the use of artificial intelligence in the development of our products and services. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
In the conduct of our business, we collect, use, transmit, store, and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. Cybersecurity incidents may range from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, or advanced persistent threats, any of which may target or impact us directly or indirectly through our third-party providers and global supply chain. Threat actors may also attempt to influence employees, suppliers and other third-party providers, or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Artificial intelligence and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Although we are not aware of any cybersecurity incidents impacting our information systems that have been determined to have a material impact on us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of evolving and increasingly sophisticated cybersecurity threats and laws, regulations, and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. We may be unable to anticipate, prevent, or remediate future attacks, vulnerabilities, breaches, or incidents, and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are becoming increasingly able to circumvent controls and remove forensic evidence. Cybersecurity incidents, including cybersecurity incidents on third-party provider networks, may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions, or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Our efforts to comply with, and changes to, laws, regulations, and contractual and other actual and asserted obligations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations, and other proceedings against us by regulatory authorities or other third parties. Customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may increase our overall compliance burden.
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
We have $5.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of April 28, 2024, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
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
We are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to climate change), employment, immigration and travel regulations, human rights, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact our business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade, import and export regulations, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of April 28, 2024, approximately $11.2 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 29, 2024 to February 25, 2024)	0.9	$178.59	$156	0.9	$11,861
Month #2
(February 26, 2024 to March 24, 2024)	1.2	$207.23	250	1.2	$11,611
Month #3
(March 25, 2024 to April 28, 2024)	2.0	$204.03	421	2.0	$11,190
Total	4.1	$199.59	$827	4.1
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended April 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

May 23, 2024	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 23, 2024	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)