Form 10-Q
period 2024-07-28
APPLIED MATERIALS INC /DE
filed 2024-08-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 28, 2024: 824,404,088

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 28, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(Unaudited)
Net revenue	$6,778	$6,425	$20,131	$19,794
Cost of products sold	3,573	3,449	10,569	10,579
Gross profit	3,205	2,976	9,562	9,215
Operating expenses:
Research, development and engineering	836	767	2,375	2,313
Marketing and selling	205	193	621	584
General and administrative	222	214	745	635
Total operating expenses	1,263	1,174	3,741	3,532
Income from operations	1,942	1,802	5,821	5,683
Interest expense	63	60	181	180
Interest and other income (expense), net	81	64	617	41
Income before income taxes	1,960	1,806	6,257	5,544
Provision for income taxes	255	246	811	692
Net income	$1,705	$1,560	$5,446	$4,852
Earnings per share:
Basic	$2.06	$1.86	$6.57	$5.76
Diluted	$2.05	$1.85	$6.52	$5.73
Weighted average number of shares:
Basic	826	838	829	842
Diluted	833	843	835	846
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(Unaudited)
Net income	$1,705	$1,560	$5,446	$4,852
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	18	(3)	36	25
Change in unrealized net loss on derivative instruments	8	15	44	(46)
Change in defined and postretirement benefit plans	—	—	(9)	—
Other comprehensive income (loss), net of tax	26	12	71	(21)
Comprehensive income	$1,731	$1,572	$5,517	$4,831
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 28, 2024	October 29, 2023

ASSETS
Current assets:
Cash and cash equivalents	$8,288	$6,132
Short-term investments	815	737
Accounts receivable, net	4,970	5,165
Inventories	5,568	5,725
Other current assets	1,030	1,388
Total current assets	20,671	19,147
Long-term investments	2,981	2,281
Property, plant and equipment, net	3,100	2,723
Goodwill	3,732	3,732
Purchased technology and other intangible assets, net	262	294
Deferred income taxes and other assets	2,901	2,552
Total assets	$33,647	$30,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$99	$100
Accounts payable and accrued expenses	4,387	4,297
Contract liabilities	2,742	2,975
Total current liabilities	7,228	7,372
Long-term debt	6,158	5,461
Income taxes payable	671	833
Other liabilities	750	714
Total liabilities	14,807	14,380
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,428	9,131
Retained earnings	48,247	43,726
Treasury stock	(38,697)	(36,299)
Accumulated other comprehensive loss	(146)	(217)
Total stockholders’ equity	18,840	16,349
Total liabilities and stockholders’ equity	$33,647	$30,729
Amounts as of July 28, 2024 are unaudited. Amounts as of October 29, 2023 are derived from the October 29, 2023 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199
Net income	—	—	—	1,705	—	—	—	1,705
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	26	26
Dividends declared ($0.40 per common share)	—	—	—	(329)	—	—	—	(329)
Share-based compensation	—	—	132	—	—	—	—	132
Net issuance under stock plans	—	—	(25)	—	—	—	—	(25)
Common stock repurchases	(4)	—	—	—	4	(868)	—	(868)
Balance as of July 28, 2024	824	$8	$9,428	$48,247	1,204	$(38,697)	$(146)	$18,840

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	5,446	—	—	—	5,446
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	71
Dividends declared ($1.12 per common share)	—	—	—	(925)	—	—	—	(925)
Share-based compensation	—	—	436	—	—	—	—	436
Net issuance under stock plans	4	—	(139)	—	—	—	—	(139)
Common stock repurchases	(13)	—	—	—	13	(2,398)	—	(2,398)
Balance as of July 28, 2024	824	$8	$9,428	$48,247	1,204	$(38,697)	$(146)	$18,840

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amount)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 30, 2023	840	$8	$8,811	$40,696	1,182	$(35,151)	$(235)	$14,129
Net income	—	—	—	1,560	—	—	—	1,560
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	12	12
Dividends declared ($0.32 per common share)	—	—	—	(268)	—	—	—	(268)
Share-based compensation	—	—	114	—	—	—	—	114
Net issuance under stock plans	—	—	(11)	—	—	—	—	(11)
Common stock repurchases	(4)	—	—	—	4	(443)	—	(443)
Balance as of July 30, 2023	836	$8	$8,914	$41,988	1,186	$(35,594)	$(223)	$15,093

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 30, 2023	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	4,852	—	—	—	4,852
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(21)	(21)
Dividends declared ($0.90 per common share)	—	—	—	(756)	—	—	—	(756)
Share-based compensation	—	—	375	—	—	—	—	375
Net issuance under stock plans	5	—	(54)	—	—	—	—	(54)
Common stock repurchases	(13)	—	—	—	13	(1,497)	—	(1,497)
Balance as of July 30, 2023	836	$8	$8,914	$41,988	1,186	$(35,594)	$(223)	$15,093

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 28, 2024	July 30, 2023

	(Unaudited)
Cash flows from operating activities:
Net income	$5,446	$4,852
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	282	385
Share-based compensation	436	375
Deferred income taxes	(385)	(174)
Other	(199)	189
Changes in operating assets and liabilities:
Accounts receivable	195	838
Inventories	157	123
Other current and non-current assets	353	27
Accounts payable and accrued expenses	(20)	(441)
Contract liabilities	(233)	355
Income taxes payable	46	545
Other liabilities	24	71
Cash provided by operating activities	6,102	7,145
Cash flows from investing activities:
Capital expenditures	(783)	(797)
Cash paid for acquisitions, net of cash acquired	—	(25)
Proceeds from sales and maturities of investments	1,495	971
Purchases of investments	(1,968)	(1,195)
Cash used in investing activities	(1,256)	(1,046)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	694	—
Proceeds from issuance of commercial paper	300	892
Repayments of commercial paper	(300)	(700)
Proceeds from common stock issuances	119	111
Common stock repurchases	(2,381)	(1,489)
Tax withholding payments for vested equity awards	(258)	(165)
Payments of dividends to stockholders	(863)	(707)
Repayments of principal on finance leases	(12)	(8)
Cash used in financing activities	(2,701)	(2,066)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	2,145	4,033
Cash, cash equivalents and restricted cash equivalents — beginning of period	6,233	2,100
Cash, cash equivalents and restricted cash equivalents — end of period	$8,378	$6,133
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$8,288	$6,025
Restricted cash equivalents included in deferred income taxes and other assets	90	108
Total cash, cash equivalents and restricted cash equivalents	$8,378	$6,133
Supplemental cash flow information:
Cash payments for income taxes	$819	$418
Cash refunds from income taxes	$7	$51
Cash payments for interest	$137	$137
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and nine months ended July 28, 2024 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2024 and 2023 contain 52 weeks each and the first nine months of fiscal 2024 and 2023 each contained 39 weeks.
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
The change in accounting estimate is being applied on a prospective basis to the assets on our balance sheet as of October 29, 2023, as well as to subsequent asset purchases. Based on the net carrying amounts of assets in use as of the end of fiscal 2023, the impact of this change was a reduction of $30 million and $97 million in depreciation expense during the three and nine months ended July 28, 2024, respectively, and an increase of $0.03 and $0.09 in both basic and diluted earnings per share for the three and nine months ended July 28, 2024, respectively.
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
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of fiscal 2025, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(In millions, except per share amounts)
Numerator:
Net income	$1,705	$1,560	$5,446	$4,852
Denominator:
Weighted average common shares outstanding	826	838	829	842
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	7	5	6	4
Denominator for diluted earnings per share	833	843	835	846
Basic earnings per share	$2.06	$1.86	$6.57	$5.76
Diluted earnings per share	$2.05	$1.85	$6.52	$5.73
Potentially weighted dilutive securities	—	—	—	2
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

July 28, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,318	$—	$—	$1,318
Cash equivalents:
Money market funds*	2,828	—	—	2,828
Bank certificates of deposit and time deposits	20	—	—	20
U.S. Treasury and agency securities	2,291	—	—	2,291
Municipal securities	73	—	—	73
Commercial paper, corporate bonds and medium-term notes	1,758	—	—	1,758
Total cash equivalents	6,970	—	—	6,970
Total cash and cash equivalents	$8,288	$—	$—	$8,288
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$19	$—	$—	$19
U.S. Treasury and agency securities	641	1	2	640
Non-U.S. government securities**	5	—	—	5
Municipal securities	445	2	4	443
Commercial paper, corporate bonds and medium-term notes	816	2	3	815
Asset-backed and mortgage-backed securities	632	1	6	627
Total fixed income securities	2,558	6	15	2,549
Publicly traded equity securities	543	422	3	962
Equity investments in privately held companies	246	58	19	285
Total equity investments	789	480	22	1,247
Total short-term and long-term investments	$3,347	$486	$37	$3,796
Total cash, cash equivalents and investments	$11,635	$486	$37	$12,084
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

During the three months ended July 28, 2024 and July 30, 2023, interest income from our cash, cash equivalents and fixed income securities was $124 million and $73 million, respectively.
During the nine months ended July 28, 2024 and July 30, 2023, interest income from our cash, cash equivalents and fixed income securities was $345 million and $165 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of July 28, 2024:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$798	$796
Due after one through five years	1,124	1,122
Due after five years	4	4
No single maturity date*	1,421	1,874
Total	$3,347	$3,796
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 28, 2024 and July 30, 2023 gross realized gains and losses on our fixed income portfolio were not material.
As of July 28, 2024 and October 29, 2023, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and nine months ended July 28, 2024 and July 30, 2023, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three and nine months ended July 28, 2024 and July 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
	(In millions)
Publicly traded equity securities
Unrealized gain	$6	$12	$318	$31
Unrealized loss	(30)	(1)	(33)	(28)
Realized gain on sales and dividends	3	4	5	5
Realized loss on sales or impairment	—	—	(1)	(2)
Equity investments in privately held companies
Unrealized gain	1	1	2	13
Unrealized loss	(2)	(18)	(12)	(29)
Realized gain on sales and dividends	—	2	3	7
Realized loss on sales or impairment	(19)	(2)	(19)	(119)
Total gain (loss) on equity investments, net	$(41)	$(2)	$263	$(122)

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
Our investments consist primarily of debt securities that are classified as available-for-sale and recorded at their fair values. In determining the fair value of investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of July 28, 2024, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Assets Measured at Fair Value on a Recurring Basis
Financial assets (excluding cash balances) measured at fair value on a recurring basis are summarized below:

	July 28, 2024			October 29, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,918	$—	$2,918	$3,361	$—	$3,361
Bank certificates of deposit and time deposits	—	39	39	—	18	18
U.S. Treasury and agency securities	2,909	22	2,931	331	43	374
Non-U.S. government securities	—	5	5	—	6	6
Municipal securities	—	516	516	—	453	453
Commercial paper, corporate bonds and medium-term notes	—	2,573	2,573	—	2,177	2,177
Asset-backed and mortgage-backed securities	—	627	627	—	487	487
Total available-for-sale debt security investments	$5,827	$3,782	$9,609	$3,692	$3,184	$6,876
Equity investments with readily determinable values
Publicly traded equity securities	$962	$—	$962	$698	$—	$698
Total equity investments with readily determinable values	$962	$—	$962	$698	$—	$698
Total	$6,789	$3,782	$10,571	$4,390	$3,184	$7,574
_________________________
*Amounts as of July 28, 2024 and October 29, 2023 include $90 million and $101 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 28, 2024 or October 29, 2023.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies were not material during the three and nine months ended July 28, 2024. Impairment losses on equity investments in privately held companies were not material during the three months ended July 30, 2023 and were $119 million during the nine months ended July 30, 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 28, 2024, the aggregate principal amount of long-term senior unsecured notes was $6.2 billion and the estimated fair value was $5.7 billion. As of October 29, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.7 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 28, 2024 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and nine months ended July 28, 2024 and July 30, 2023.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of July 28, 2024 and October 29, 2023, the total outstanding notional amounts of foreign exchange contracts were $1.6 billion and $1.7 billion. The fair values of foreign exchange derivative instruments as of July 28, 2024 and October 29, 2023 were not material.
We are also exposed to interest rate risk associated with our potential future borrowings. During the nine months ended July 28, 2024, we entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt in June 2024.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
	(In millions)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$16	$15	$44	$(32)
Interest rate contracts	(8)	—	12	—
Total	$8	$15	$56	$(32)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The effects of derivative instruments and hedging activities on the Consolidated Condensed Statements of Operations were as follows:

	Three Months Ended
	July 28, 2024			July 30, 2023
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net revenue	$6,778	$7	$—	$6,425	$8	$—
Cost of products sold	$3,573	(3)	—	$3,449	—	—
Research, development and engineering	$836	(2)	—	$767	(5)	—
Marketing and selling	$205	—	—	$193	(1)	—
General and administrative	$222	(1)	—	$214	(1)	—
Interest Rate Contracts:
Interest expense	$63	(3)	—	$60	(4)	—
		$(2)	$—		$(3)	$—

	Nine Months Ended
	July 28, 2024			July 30, 2023
		Derivatives in Cash Flow Hedging Relationships			Derivatives in Cash Flow Hedging Relationships
	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations	Total Amount Presented in the Consolidated Condensed Statement of Operations in which the Effects of Cash Flow Hedges are Recorded	Amount of Gain or (Loss) Reclassified from AOCI into Consolidated Condensed Statement of Operations	Amount of Gain (Loss) Excluded from Effectiveness Testing Recognized in Consolidated Condensed Statement of Operations
	(In millions)
Foreign Exchange Contracts:
Net sales	$20,131	$21	$(1)	$19,794	$47	$—
Cost of products sold	$10,569	(4)	—	$10,579	2	—
Research, development and engineering	$2,375	(6)	—	$2,313	(8)	—
Marketing and selling	$621	(1)	—	$584	(1)	—
General and administrative	$745	(1)	—	$635	(2)	—
Interest Rate Contracts:
Interest expense	$181	(9)	—	$180	(10)	—
		$—	$(1)		$28	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

		Amount of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Consolidated Condensed Statement of Operations	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Interest and other income, net	$2	$11	$20	$(25)
Total return swaps - deferred compensation	Cost of products sold	1	2	5	3
Total return swaps - deferred compensation	Operating expenses	16	15	55	29
Total return swaps - deferred compensation	Interest and other income, net	(4)	(4)	(11)	(8)
Total		$15	$24	$69	$(1)

Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 28, 2024.
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
We sold $131 million and $395 million of account receivables during the three and nine months ended July 28, 2024, respectively. We sold $90 million and $619 million of account receivables during the three and nine months ended July 30, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 28, 2024 and July 30, 2023. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
Accounts receivable are presented net of allowance for credit losses of $29 million as of July 28, 2024 and as of October 29, 2023. We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of July 28, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	July 28, 2024	October 29, 2023
	(In millions)

Contract assets	$324	$274
Contract liabilities	$2,742	$2,975
The increase in contract assets during the nine months ended July 28, 2024 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the nine months ended July 28, 2024, we recognized revenue of approximately $2.5 billion related to contract liabilities at October 29, 2023. Contract liabilities decreased during the nine months ended July 28, 2024 due to revenue recognized related to contract liabilities at October 29, 2023, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 28, 2024.
There were no credit losses recognized on our accounts receivables and contract assets during both the nine months ended July 28, 2024 and July 30, 2023.
Performance Obligations
As of July 28, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $4.2 billion, of which approximately 63% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	July 28, 2024	October 29, 2023

	(In millions)
Inventories
Customer service spares	$1,727	$1,589
Raw materials	1,688	1,653
Work-in-process	945	997
Finished goods
Deferred cost of sales	267	413
Evaluation inventory	487	423
Manufactured on-hand inventory	454	650
Total finished goods	1,208	1,486
Total inventories	$5,568	$5,725

	July 28, 2024	October 29, 2023

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$51	$412
Prepaid expenses and other	979	976
	$1,030	$1,388

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Useful Life	July 28, 2024	October 29, 2023

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$436	$393
Buildings and improvements	3-30	2,314	2,194
Demonstration and manufacturing equipment	5-8	2,573	2,353
Furniture, fixtures and other equipment	3-5	806	762
Construction in progress		828	672
Gross property, plant and equipment		6,957	6,374
Accumulated depreciation		(3,857)	(3,651)
		$3,100	$2,723

	July 28, 2024	October 29, 2023

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$2,107	$1,729
Operating lease right-of-use assets	355	370
Finance lease right-of-use assets	91	108
Income tax receivables and other assets	348	345
	$2,901	$2,552

	July 28, 2024	October 29, 2023

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,470	$1,478
Compensation and employee benefits	995	1,024
Warranty	347	332
Dividends payable	330	267
Income taxes payable	365	282
Other accrued taxes	74	65
Interest payable	59	38
Operating lease liabilities, current	86	84
Finance lease liabilities, current	89	102
Other	572	625
	$4,387	$4,297

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 28, 2024	October 29, 2023

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$121	$126
Operating lease liabilities, non-current	239	252
Other	390	336
	$750	$714

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
We record capital expenditure related incentives as an offset to the associated property, plant and equipment, net within our Consolidated Condensed Balance Sheets and recognize a reduction to depreciation expense over the useful life of the corresponding acquired asset. We record incentives related to operating activities as a reduction to expense in the same line item on the Consolidated Condensed Statements of Operations as the expenditure for which the grant is intended to compensate. Capital expenditure related incentives reduced gross property, plant and equipment, net by $279 million as of July 28, 2024. Contra-depreciation expense was not material during the three and nine months ended July 28, 2024. Operating incentives recognized as a reduction to research, development and engineering expense were $10 million and $32 million in the three and nine months ended July 28, 2024, respectively. Capital expenditure related incentives reduced our income taxes payable by $112 million as of July 28, 2024, of which $105 million is in accounts payable and accrued expenses and $7 million is in income taxes payable, in our Consolidated Condensed Balance Sheets.

Note 9      Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Goodwill
As of July 28, 2024, our reporting units include Semiconductor Products Group and Imaging and Process Control Group, Applied Global Services, Display and Adjacent Markets and other reporting units recorded under Corporate and Other. The Semiconductor Products Group and Imaging and Process Control Group combine to form the Semiconductor Systems reporting segment.
Details of goodwill as of July 28, 2024 and October 29, 2023 were as follows:

	July 28, 2024	October 29, 2023

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,460	$2,460
Applied Global Services	1,032	1,032
Display and Adjacent Markets	199	199
Corporate and Other	41	41
	$3,732	$3,732

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Details of intangible assets other than goodwill were as follows:

	July 28, 2024			October 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(In millions)
Intangible assets with finite lives:
Semiconductor Systems	$2,001	$(1,744)	$257	$2,001	$(1,714)	$287
Applied Global Services	79	(79)	—	79	(78)	1
Display and Adjacent Markets	194	(194)	—	194	(194)	—
Corporate and Other	37	(32)	5	36	(30)	6
Total intangible assets with finite lives	$2,311	$(2,049)	$262	$2,310	$(2,016)	$294
Amortization expense of intangible assets was $11 million and $33 million during the three and nine months ended July 28, 2024, respectively. Amortization expense of intangible assets was $11 million and $34 million during the three and nine months ended July 30, 2023, respectively.
As of July 28, 2024, future estimated amortization expense of intangible assets with finite lives is expected to be as follows:

Amortization Expense
(In millions)
2024 (remaining 3 months)	$10
2025	41
2026	40
2027	26
2028	23
Thereafter	122
Total	$262

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
No amounts were outstanding under the Revolving Credit Agreement as of July 28, 2024 and October 29, 2023.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $52 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of July 28, 2024 and October 29, 2023, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of July 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 5.34% and maturities of 98 days, and as of October 29, 2023, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.39% and maturities of 90 days.
Senior Unsecured Notes
In June 2024, we issued $700 million aggregate principal amount of 4.800% senior unsecured notes due 2029 in a registered public offering. The proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
Debt outstanding as of July 28, 2024 and October 29, 2023 was as follows:

	Principal Amount
	July 28, 2024	October 29, 2023	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	—	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	6,200	5,500
Total unamortized discount	(11)	(11)
Total unamortized debt issuance costs	(31)	(28)
Total long-term debt	$6,158	$5,461

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
The components of lease expense and supplemental information were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
	(In millions, except percentages)
Operating lease cost	$27	$25	$81	$78
Finance lease cost:
Amortization of right-of-use assets	$1	$—	$2	$1
Interest on lease liabilities	$1	$1	$3	$2
Weighted-average remaining lease term (in years) - operating leases			5.5	5.8
Weighted-average remaining lease term (in years) - finance leases			0.2	1.1
Weighted-average discount rate - operating leases			3.2%	2.9%
Weighted-average discount rate - finance leases			4.6%	4.6%
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended
	July 28, 2024	July 30, 2023
	(In millions)
Operating cash flows paid for operating leases	$80	$89
Operating cash flows paid for finance leases	$3	$2
Financing cash flows paid for finance leases	$12	$8
Right-of-use assets obtained in exchange for operating lease liabilities	$73	$83
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$109

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

As of July 28, 2024, the maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Fiscal	(In millions)
2024 (remaining 3 months)	$21	$90
2025	96	—
2026	60	—
2027	47	—
2028	39	—
Thereafter	93	—
Total lease payments	$356	$90
Less imputed interest	(31)	(1)
Total	$325	$89

Note 12      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	27	44	—	—	71
Amounts reclassified out of AOCI	9	—	(9)	—	—
Other comprehensive income (loss), net of tax	36	44	(9)	—	71
Balance as of July 28, 2024	$(14)	$(74)	$(71)	$13	$(146)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	16	(25)	—	—	(9)
Amounts reclassified out of AOCI	9	(21)	—	—	(12)
Other comprehensive income (loss), net of tax	25	(46)	—	—	(21)
Balance as of July 30, 2023	$(50)	$(98)	$(88)	$13	$(223)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 28, 2024 and July 30, 2023 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 28, 2024, approximately $10.3 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including and excluding excise tax, for the three and nine months ended July 28, 2024 and July 30, 2023:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(in millions, except per share amount)
Shares of common stock repurchased	4	4	13	13
Cost of stock repurchased (including excise tax)*	$868	$443	$2,398	$1,497
Average price paid per share (including excise tax)*	$222.82	$131.09	$189.90	$117.35
Cost of stock repurchased (excluding excise tax)	$861	$439	$2,381	$1,489
Average price paid per share (excluding excise tax)	$221.27	$129.86	$188.60	$116.70
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
Dividends
In June 2024, March 2024 and December 2023, our Board of Directors declared quarterly cash dividends in the amount of $0.40, $0.40 and $0.32 per share, respectively. The dividend declared in June 2024 is payable in September 2024. Dividends paid during the nine months ended July 28, 2024 and July 30, 2023 totaled $863 million and $707 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

During the three and nine months ended July 28, 2024 and July 30, 2023, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(In millions)
Cost of products sold	$33	$42	$98	$138
Research, development and engineering	53	42	163	137
Marketing and selling	17	13	53	42
General and administrative	29	17	122	58
Total share-based compensation	$132	$114	$436	$375
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
As of July 28, 2024, we had $977 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.7 years. As of July 28, 2024, there were 21 million shares available for grant of share-based awards under the ESIP, and an additional 11 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the nine months ended July 28, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 29, 2023	12	$106.24
Granted	4	$148.07
Vested	(4)	$97.11
Canceled	(1)	$119.91
Outstanding as of July 28, 2024	11	$127.04
As of July 28, 2024, 0.7 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
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
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in each of the nine months ended July 28, 2024 and July 30, 2023. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 28, 2024	July 30, 2023

Dividend yield	0.76%	1.09%
Expected volatility	35.6%	43.3%
Risk-free interest rate	5.27%	5.14%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$53.98	$32.47

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
Our effective tax rates for the third quarter of fiscal 2024 and 2023 were 13.0 percent and 13.6 percent, respectively. The effective tax rate for the third quarter of fiscal 2024 was lower than the same period in the prior fiscal year primarily due to larger excess tax benefits from share-based compensation in fiscal 2024.
Our effective tax rates for the first nine months of fiscal 2024 and 2023 were 13.0 percent and 12.5 percent, respectively. The effective tax rate for the first nine months of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024, partially offset by larger excess tax benefits from share-based compensation in fiscal 2024.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Warranty, Guarantees, Commitments and Contingencies
Warranty
Changes in the warranty reserves are presented below:

	Three Months Ended		Nine Months Ended
	July 28 2024	July 30 2023	July 28 2024	July 30 2023

	(In millions)
Beginning balance	$346	$310	$332	$286
Provisions for warranty	62	62	181	186
Changes in reserves related to preexisting warranty	(8)	(2)	(14)	—
Consumption of reserves	(53)	(57)	(152)	(159)
Ending balance	$347	$313	$347	$313

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
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $308 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2024, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.
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
Since 2022, we have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments and export controls compliance, including from the U.S. Department of Justice, the U.S. Commerce Department Bureau of Industry and Security, and the U.S. Securities and Exchange Commission. We also have received subpoenas from the U.S. Department of Justice requesting information related to certain federal award applications and information submitted to the federal government. We are cooperating fully with the U.S. government in these matters. We have continued to receive related subpoenas, as well as requests for information, and may in the future receive additional related subpoenas and requests for information from such or other government authorities. Any such matters are subject to uncertainties, and we cannot predict the outcome, nor reasonably estimate a range of loss or penalties, if any, relating to these matters.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 15      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services, and Display and Adjacent Markets. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of July 28, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)

	(In millions)
July 28, 2024:
Semiconductor Systems	$4,924	$1,712	$14,734	$5,157
Applied Global Services	1,580	467	4,586	1,320
Display and Adjacent Markets	251	16	674	46
Corporate and Other	23	(253)	137	(702)
Total	$6,778	$1,942	$20,131	$5,821
July 30, 2023:
Semiconductor Systems	$4,676	$1,568	$14,815	$5,138
Applied Global Services	1,464	399	4,261	1,128
Display and Adjacent Markets	235	32	570	51
Corporate and Other	50	(197)	148	(634)
Total	$6,425	$1,802	$19,794	$5,683
Semiconductor Systems and Display and Adjacent Markets revenues are recognized at a point in time. Applied Global Services revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped to, were as follows:

	Three Months Ended					Nine Months Ended
	July 28, 2024		July 30, 2023		Change	July 28, 2024		July 30, 2023		Change

	(In millions, except percentages)
China	$2,153	32%	$1,734	27%	24%	$7,981	40%	$4,284	22%	86%
Korea	1,102	16%	988	15%	12%	3,321	16%	3,864	19%	(14)%
Taiwan	1,148	17%	1,345	21%	(15)%	2,726	14%	4,748	24%	(43)%
Japan	555	8%	478	8%	16%	1,573	8%	1,394	7%	13%
Southeast Asia	428	6%	180	3%	138%	827	4%	590	3%	40%
Asia Pacific	5,386	79%	4,725	74%	14%	16,428	82%	14,880	75%	10%
United States	1,053	16%	1,039	16%	1%	2,665	13%	3,203	16%	(17)%
Europe	339	5%	661	10%	(49)%	1,038	5%	1,711	9%	(39)%
Total	$6,778	100%	$6,425	100%	5%	$20,131	100%	$19,794	100%	2%

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Foundry, logic and other	72%	79%	66%	80%
Dynamic random-access memory (DRAM)	24%	17%	30%	14%
Flash memory	4%	4%	4%	6%
	100%	100%	100%	100%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

	(In millions)
Unallocated net revenue	$23	$50	$137	$148
Unallocated cost of products sold and expenses	(276)	(247)	(839)	(782)
Total	$(253)	$(197)	$(702)	$(634)

The following customer accounted for at least 10 percent of our net revenue for the nine months ended July 28, 2024, and sales to this customer included products and services from multiple reportable segments.

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
The following table presents certain significant measurements for the periods indicated:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions, except per share amounts and percentages)
Net revenue	$6,778	$6,425	$353	$20,131	$19,794	$337
Gross margin	47.3%	46.3%	1.0 point	47.5%	46.6%	0.9 points
Operating income	$1,942	$1,802	$140	$5,821	$5,683	$138
Operating margin	28.7%	28.0%	0.7 points	28.9%	28.7%	0.2 points
Net income	$1,705	$1,560	$145	$5,446	$4,852	$594
Earnings per diluted share	$2.05	$1.85	$0.20	$6.52	$5.73	$0.79

Fiscal 2024 and 2023 each contain 52 weeks and the first nine months of fiscal 2024 and 2023 each contained 39 weeks.
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the three and nine months ended July 28, 2024. Semiconductor Systems revenue increased for the three months and decreased for the nine months ended July 28, 2024 as compared to the same periods in the prior year. Foundry and logic customers’ spending decreased in the three and nine months ended July 28, 2024 compared to the same periods in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three and nine months ended July 28, 2024 was higher as compared to the same periods in the prior year due to increased investments in DRAM technology transitions. Investments by semiconductor equipment customers are expected to remain strong with growth in the adoption of high-bandwidth memory and other forms of advanced packaging, continued demand for AI and data center computing, and for mature nodes.
Our Applied Global Services net revenue in the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares. Demand for services is expected to grow as the installed base of systems and chambers increases and customers renew long-term service agreements.

Our Display and Adjacent Markets net revenue increased in the three and nine months ended July 28, 2024 compared to the same periods in the prior year primarily due to higher customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets, partially offset by lower customer investments in display manufacturing equipment for TVs and products in the mobile market.
The United States government has implemented export regulations for U.S. semiconductor items sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, particularly in the past two years. The U.S. government is continually considering updates to export regulations, and may issue new or additional updates and other requirements that may have the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. For a description of these risks, see the risk factor entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” in Part II, Item 1A, “Risk Factors.”
Results of Operations
Net Revenue
Net revenue for the periods indicated were as follows:

	Three Months Ended					Nine Months Ended
	July 28, 2024		July 30, 2023		Change	July 28, 2024		July 30, 2023		Change

	(In millions, except percentages)
Semiconductor Systems	$4,924	73%	$4,676	73%	5%	$14,734	73%	$14,815	75%	(1)%
Applied Global Services	1,580	23%	1,464	23%	8%	4,586	23%	4,261	21%	8%
Display and Adjacent Markets	251	4%	235	3%	7%	674	3%	570	3%	18%
Corporate and Other	23	—%	50	1%	(54)%	137	1%	148	1%	(7)%
Total	$6,778	100%	$6,425	100%	5%	$20,131	100%	$19,794	100%	2%

For the three months ended July 28, 2024, net revenue increased as compared to the same period in the prior year primarily due to higher customer investment in semiconductor equipment and increases in net revenue associated with long-term service agreements and customer spending on spares. For the nine months ended July 28, 2024, net revenue increased as compared to the same period in the prior year primarily due to increases in revenue associated with long-term service agreements, customer spending on spares and customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets, partially offset by the decrease in net revenue from customer investment in semiconductor equipment. The Semiconductor Systems segment continued to represent the largest contributor of net revenue.

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped, were as follows:

	Three Months Ended					Nine Months Ended
	July 28, 2024		July 30, 2023		Change	July 28, 2024		July 30, 2023		Change

	(In millions, except percentages)
China	$2,153	32%	$1,734	27%	24%	$7,981	40%	$4,284	22%	86%
Korea	1,102	16%	988	15%	12%	3,321	16%	3,864	19%	(14)%
Taiwan	1,148	17%	1,345	21%	(15)%	2,726	14%	4,748	24%	(43)%
Japan	555	8%	478	8%	16%	1,573	8%	1,394	7%	13%
Southeast Asia	428	6%	180	3%	138%	827	4%	590	3%	40%
Asia Pacific	5,386	79%	4,725	74%	14%	16,428	82%	14,880	75%	10%
United States	1,053	16%	1,039	16%	1%	2,665	13%	3,203	16%	(17)%
Europe	339	5%	661	10%	(49)%	1,038	5%	1,711	9%	(39)%
Total	$6,778	100%	$6,425	100%	5%	$20,131	100%	$19,794	100%	2%

The changes in net revenue to customers in all regions, other than Korea, in the three months ended July 28, 2024 compared to the same period in the prior year primarily reflected changes in semiconductor manufacturing equipment spending. The increase in net revenue to customers in Korea for the three months ended July 28, 2024 compared to the same period in the prior year primarily reflected increased customer investments in display manufacturing equipment.
The changes in net revenue to customers in all regions in the nine months ended July 28, 2024 compared to the same period in the prior year primarily reflected changes in semiconductor manufacturing equipment spending.
Gross Margin
Gross margins for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

Gross margin	47.3%	46.3%	1.0 point	47.5%	46.6%	0.9 points
Gross margin in the three months ended July 28, 2024 increased compared to the same period in the prior year, primarily driven by lower material, freight, logistics and manufacturing costs. Gross margin in the nine months ended July 28, 2024 increased compared to the same period in the prior year, primarily driven by lower material, freight, logistics and manufacturing costs and a decrease in inventory reserves, partially offset by unfavorable changes in customer and product mix and an increase in labor costs. Gross margin during the three months ended July 28, 2024 and July 30, 2023 included $33 million and $42 million of share-based compensation expense, respectively. Gross margin during the nine months ended July 28, 2024 and July 30, 2023 included $98 million and $138 million of share-based compensation expense, respectively.
Research, Development and Engineering
Research, Development and Engineering (RD&E) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions)
Research, development and engineering	$836	$767	$69	$2,375	$2,313	$62

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
The changes in RD&E expenses during the three and nine months ended July 28, 2024 compared to the same periods in the prior year were primarily due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy, offset by lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024. We continued to prioritize existing RD&E investments in technical capabilities and critical research and development programs in current and new markets, with a focus on semiconductor technologies. RD&E expenses during the three months ended July 28, 2024 and July 30, 2023 included $53 million and $42 million of share-based compensation expense, respectively. RD&E expense during the nine months ended July 28, 2024 and July 30, 2023 included $163 million and $137 million of share-based compensation expense, respectively.
Marketing and Selling
Marketing and selling expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions)
Marketing and selling	$205	$193	$12	$621	$584	$37
Marketing and selling expenses for the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to additional headcount. Marketing and selling expenses during the three months ended July 28, 2024 and July 30, 2023 included $17 million and $13 million of share-based compensation expense, respectively. Marketing and selling expenses during the nine months ended July 28, 2024 and July 30, 2023 included $53 million and $42 million of share-based compensation expense, respectively.
General and Administrative
General and administrative (G&A) expenses for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions)
General and administrative	$222	$214	$8	$745	$635	$110
G&A expenses in the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to the increases in share-based compensation expense, labor costs and professional fees. G&A expenses during the three months ended July 28, 2024 and July 30, 2023 included $29 million and $17 million of share-based compensation expense, respectively. G&A expenses during the nine months ended July 28, 2024 and July 30, 2023 included $122 million and $58 million of share-based compensation expense, respectively.

Interest Expense and Interest and Other Income (Expense), net
Interest expense and interest and other income (expense), net for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions)
Interest expense	$63	$60	$3	$181	$180	$1
Interest and other income (expense), net	$81	$64	$17	$617	$41	$576
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and nine months ended July 28, 2024 remained relatively flat compared to the same periods in the prior year.
Interest and other income (expense), net in the three months ended July 28, 2024 increased compared to the same period in the prior year, primarily driven by higher cash balances and an increase in market rates resulting in higher interest income, offset by higher net loss and higher impairment on equity investments, compared to the prior year.
Interest and other income (expense), net in the nine months ended July 28, 2024 increased compared to the same period in the prior year, primarily driven by higher net gain and lower impairment on equity investments and higher interest income due to higher cash balances and an increase in market rates, compared to the prior year.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	July 28, 2024	July 30, 2023	Change	July 28, 2024	July 30, 2023	Change

	(In millions, except percentages)
Provision for income taxes	$255	$246	$9	$811	$692	$119
Effective income tax rate	13.0%	13.6%	(0.6) points	13.0%	12.5%	0.5 points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the third quarter of fiscal 2024 and 2023 were 13.0 percent and 13.6 percent, respectively. The effective tax rate for the third quarter of fiscal 2024 was lower than the same period in the prior fiscal year primarily due to larger excess tax benefits from share-based compensation in fiscal 2024.
Our effective tax rates for the first nine months of fiscal 2024 and 2023 were 13.0 percent and 12.5 percent, respectively. The effective tax rate for the first nine months of fiscal 2024 was higher than the same period in the prior fiscal year primarily due to lower tax credits in fiscal 2024, partially offset by larger excess tax benefits from share-based compensation in fiscal 2024.

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
Semiconductor Systems Segment
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Semiconductor industry spending on capital equipment is driven by demand for electronic products, including smartphones and other mobile devices, servers for AI and data center computing, personal computers, automotive electronics, storage, and other products, and the nature and timing of technological advances in fabrication processes, and as a result is subject to variable industry conditions. Spending can also depend on customer facility readiness and timeline for installation of capital equipment at customer sites. Development efforts are focused on solving customers’ key technical challenges in transistor, interconnect, patterning and packaging performance.
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2024	July 30, 2023	Change		July 28, 2024	July 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$4,924	$4,676	$248	5%	$14,734	$14,815	$(81)	(1)%
Operating income	$1,712	$1,568	$144	9%	$5,157	$5,138	$19	—%
Operating margin	34.8%	33.5%		1.3 points	35.0%	34.7%		0.3 points

Net revenue for Semiconductor Systems by end use application for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Foundry, logic and other	72%	79%	66%	80%
Dynamic random-access memory (DRAM)	24%	17%	30%	14%
Flash memory	4%	4%	4%	6%
	100%	100%	100%	100%
Semiconductor equipment customers continued to make strategic investments in new capacity and new technology transitions during the first nine months of fiscal 2024. Semiconductor Systems revenue increased for the three months and decreased for the nine months ended July 28, 2024 as compared to the same periods in the prior year. Foundry and logic customers’ spending decreased in the three and nine months ended July 28, 2024 compared to the same periods in the prior year driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in mature manufacturing technologies. Memory customers’ spending in the three and nine months ended July 28, 2024 was higher as compared to the same periods in the prior year primarily due to increased investments in DRAM technology transitions.

Operating margin for the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily driven by lower material, freight, logistics and manufacturing costs and lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024, partially offset by increased RD&E expenses.
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
Certain significant measures for the periods indicated were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2024	July 30, 2023	Change		July 28, 2024	July 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$1,580	$1,464	$116	8%	$4,586	$4,261	$325	8%
Operating income	$467	$399	$68	17%	$1,320	$1,128	$192	17%
Operating margin	29.6%	27.3%		2.3 points	28.8%	26.5%		2.3 points

Net revenue for the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares. The increase in net revenue for the three months ended July 28, 2024 was also partially offset by lower customer spending on 200mm generation equipment. Operating margin for the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to the increase in net revenue and favorable change in product mix.

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
Certain significant measures for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 28, 2024	July 30, 2023	Change		July 28, 2024	July 30, 2023	Change

	(In millions, except percentages and ratios)
Net revenue	$251	$235	$16	7%	$674	$570	$104	18%
Operating income	$16	$32	$(16)	(50)%	$46	$51	$(5)	(10)%
Operating margin	6.4%	13.6%		(7.2) points	6.8%	8.9%		(2.1) points

Net revenue for the three and nine months ended July 28, 2024 increased compared to the same periods in the prior year primarily due to higher customer investments in display manufacturing equipment for IT products including laptops, monitors and tablets, partially offset by lower customer investments in display manufacturing equipment for TVs and products in the mobile market. Operating margin for the three and nine months ended July 28, 2024 decreased compared to the same periods in the prior year primarily due to unfavorable changes in product mix.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	July 28, 2024	October 29, 2023

	(In millions)
Cash and cash equivalents	$8,288	$6,132
Short-term investments	815	737
Long-term investments	2,981	2,281
Total cash, cash-equivalents and investments	$12,084	$9,150
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Nine Months Ended
	July 28, 2024	July 30, 2023

	(In millions)
Cash provided by operating activities	$6,102	$7,145
Cash used in investing activities	$(1,256)	$(1,046)
Cash used in financing activities	$(2,701)	$(2,066)
Operating Activities
Cash from operating activities for the nine months ended July 28, 2024 was $6.1 billion, which reflects net income adjusted for the effect of non-cash items and changes in working capital components. Significant non-cash items included depreciation, amortization, gain on investments, and share-based compensation. Cash provided by operating activities decreased in the first nine months of fiscal 2024 compared to the same period in the prior year primarily due to lower new billings for products and services for which there were unsatisfied performance obligations, lower collections of customer receivable balances and higher payments for income taxes, partially offset by lower payments to vendors.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $395 million and $619 million of account receivables during the nine months ended July 28, 2024 and July 30, 2023, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 28, 2024 and July 30, 2023, respectively.
Our working capital was $13.4 billion as of July 28, 2024 and $11.8 billion as of October 29, 2023.
Days sales outstanding of our accounts receivable for the three months ended July 28, 2024 and July 30, 2023 were 67 days and 74 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to favorable revenue linearity and lower accounts receivable balance as a result of the timing of customer payments.
Investing Activities
We used $1,256 million of cash in investing activities during the nine months ended July 28, 2024. Capital expenditures totaled $783 million and purchases of investments, net of proceeds from sales and maturities of investments were $473 million, during the nine months ended July 28, 2024.
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

Financing Activities
We used $2.7 billion of cash in financing activities during the nine months ended July 28, 2024, consisting primarily of cash used for repurchases of common stock of $2.4 billion, dividends to stockholders of $863 million, tax withholding payments for vested equity awards of $258 million and net payments of principal on financing leases of $12 million, partially offset by net proceeds received from the issuance of senior unsecured notes of $694 million and proceeds received from common stock issuances of $119 million under our employee stock purchase plan.
In June 2024, March 2024 and December 2023, our Board of Directors declared quarterly cash dividends in the amount of $0.40, $0.40 and $0.32 per share, respectively. The dividend declared in June 2024 is payable in September 2024. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 28, 2024, approximately $10.3 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2026, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings in United States dollars that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of July 28, 2024.
Remaining credit facilities in the amount of approximately $52 million are with Japanese banks. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen.
No amounts were outstanding under any of these facilities at both July 28, 2024 and October 29, 2023.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. As of July 28, 2024, we had commercial paper notes outstanding with an aggregate principal amount of $100 million. The proceeds from the issuances of commercial paper are used for general corporate purposes. The commercial paper is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
In June 2024, we issued $700 million aggregate principal amount of 4.800% senior unsecured notes due 2029 in a registered public offering. The proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
We had senior unsecured notes in the aggregate principal amount of $6.2 billion outstanding as of July 28, 2024. See Note 10 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 28, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $308 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 28, 2024, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of July 28, 2024, we had $459 million of total payments remaining, payable in installments in the next two years.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. Investments related to the 25% investment tax credit reduced our income taxes payable by $112 million as of July 28, 2024.
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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $2.5 billion at July 28, 2024. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of July 28, 2024 of approximately $33 million.
Debt - At July 28, 2024, the aggregate principal of long-term senior unsecured notes issued by us was $6.2 billion with an estimated fair value of $5.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $449 million at July 28, 2024. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $141 million at July 28, 2024.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2024, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a supplier to the global semiconductor and display and related industries, which historically have been cyclical and are subject to volatility and sudden changes in customer demand. Factors that impact demand for our products and services include technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, such as demand for high-bandwidth memory and other forms of advanced packaging and technologies related to artificial intelligence and data center computing, production capacity relative to demand for chips and display technologies, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Artificial intelligence is evolving rapidly and is a relatively new demand driver for semiconductors and semiconductor equipment, and it is difficult to accurately forecast such demand. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and changes in interest rates, bank failures, and economic recession, could materially and adversely impact our operating results. Markets for semiconductors and displays depend largely on business and consumer spending and demand for electronic products. Uncertain or adverse economic and business conditions could result in decreases in consumer spending and demand. Decreases in spending and demand have caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially and adversely impact our operating results.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. Moreover, in the three-month period ended July 28, 2024, approximately 84% of our net revenue were to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
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
•political instability, social unrest, terrorism, acts of war or other geopolitical turmoil, such as the conflict in the Middle East, in locations where we have operations, suppliers or sales, or that may influence the value chain of the industries we serve;
•regional or global health epidemics;
•cybersecurity incidents;
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
•impacts of natural disasters and extreme and chronic weather events on our operations and those of our customers and suppliers, which may be exacerbated by climate change;
•the increasing need for a mobile workforce and travel to different regions; and
•uncertainties with respect to economic growth rates in various countries, including for the manufacture and sale of semiconductors and displays in the developing economies of certain countries.
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors.
A majority of our products and services are delivered to customers in jurisdictions outside of the United States, including China, Taiwan, Korea and Japan. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations, in particular, with respect to those affecting the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and have announced increased tariffs. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in manufacturing equipment, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. In the past two years, the U.S. government announced new export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, which have limited the market for certain of our products and services, adversely impacted our revenues, and increased our exposure to foreign competition. The U.S. Department of Commerce has promulgated rules and regulations expanding export license requirements for U.S. companies that sell certain products or provide certain services to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, added certain Chinese companies to its “Entity List” and “Unverified List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These rules and regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult, costly and time-consuming, and there is no assurance we will be issued licenses on a timely basis or at all. Our inability to obtain such licenses could limit our markets in China, may cause us to be displaced by foreign businesses and competitors and adversely affect our results of operations. The implementation and interpretation of these complex rules and other regulatory actions taken by the U.S. government is uncertain and evolving, and may make it more challenging for us to manage our operations and forecast our operating results. The U.S. and other government agencies may promulgate new or additional export licensing or other requirements that have the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including China. The U.S. government may also revise or expand existing requirements or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. The U.S. government may also continue to add customers to its “Entity List” and “Unverified List,” or promulgate additional restrictions, or take measures that could disrupt our product shipments or the provision of services to certain customers. These and other potential future regulatory changes could materially and adversely affect our business, results of operations or financial condition.
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, since 2022, we have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments and export controls compliance, including from the U.S. Department of Justice, the U.S. Commerce Department Bureau of Industry and Security, and the U.S. Securities and Exchange Commission. We are cooperating fully with the U.S. government in these matters. We have continued to receive related subpoenas, as well as requests for information, and may in the future receive additional related subpoenas and requests for information from such or other government authorities. Any such inquiries are subject to uncertainties, and we cannot predict the outcome of these inquiries, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.
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
•political instability, social unrest, terrorism, acts of war or other geopolitical turmoil, such as the conflict in the Middle East, in locations where we or our customers or suppliers have manufacturing, research, engineering or other operations;
•regional or global health epidemics;
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
•information technology or infrastructure failures within our operations or those of a third-party supplier or service provider, including failures caused by cybersecurity incidents; and
•impacts of natural disasters, extreme and chronic weather events (which may be exacerbated by climate change), or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or fires).
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
•the increasing role for and complexity of software in our products; and
•the focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations, and the availability of adequate and reliable sources of energy.
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
We are increasingly incorporating artificial intelligence capabilities into the development of technologies and our business operations, and into our products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly and there is no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of artificial intelligence in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, artificial intelligence technology may also create ethical issues, which could impair market adoption of such technology and impair demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause us to incur greater compliance costs and limit the use of artificial intelligence in the development of our products and services. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
In the conduct of our business, we collect, use, transmit, store, and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents, which may be caused by a variety of internal and external factors. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. Cybersecurity incidents may range from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, or advanced persistent threats, any of which may target or impact us directly or indirectly through our third-party providers and global supply chain. Threat actors may also attempt to influence employees, suppliers and other third-party providers, or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine and increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Artificial intelligence and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Vulnerabilities, technical errors and other risks may be introduced through the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Although we are not aware of any cybersecurity incidents impacting our information systems that have been determined to have a material impact on us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of evolving and increasingly sophisticated cybersecurity threats and laws, regulations, and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. We may be unable to anticipate, prevent, or remediate future attacks, vulnerabilities, breaches, or incidents, and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are increasingly able to circumvent controls and remove forensic evidence. Cybersecurity incidents, including cybersecurity incidents on third-party provider networks, may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions, or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Our efforts to comply with, and changes to, laws, regulations, and contractual and other actual and asserted obligations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations, and other proceedings against us by regulatory authorities or other third parties. Customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may increase our overall compliance burden.
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
We have $6.2 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of July 28, 2024, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
The failure to successfully implement enterprise resource planning and other information systems changes could adversely impact our business and operating results.
We periodically implement new or enhanced enterprise resource planning and related information systems in order to better manage our business operations, align our global organizations and enable future growth, or to replace legacy systems. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement enterprise resource planning and related information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.
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
From time to time we are, and in the future may be, involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, other intellectual property rights, trade compliance, including import, export and customs, antitrust, environmental regulations, cybersecurity, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety, and other matters. We may receive, and have received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law or regulations by our company and/or our employees. For example, we have received subpoenas from government authorities requesting information relating to China customer shipments, export controls compliance, certain federal award applications and information submitted to the federal government. We also on occasion receive notifications from customers who believe we owe them indemnification, product warranty or have other obligations related to claims made against such customers by third parties.
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
We are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs), antitrust, environment, health and safety (including those relating to sustainability and climate), employment, immigration and travel regulations, human rights, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact our business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade, import and export regulations, antitrust, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.
Our sustainability strategies and targets could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
We periodically communicate our strategies and targets related to sustainability, greenhouse gas emissions, diversity and inclusion, human rights, and other environmental, social and governance matters. These strategies and targets, and their underlying assumptions and projections, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations and regulatory requirements, as well as our sustainability targets, could cause us to incur substantial expense and alter our manufacturing, operations or equipment designs and processes.

Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could in turn adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies and targets, or our ability to achieve them. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of our stakeholders could negatively impact our reputation or performance.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. As of July 28, 2024, approximately $10.3 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 29, 2024 to May 26, 2024)	1.2	$211.24	$262	1.2	$10,928
Month #2
(May 27, 2024 to June 23, 2024)	1.0	$228.28	222	1.0	$10,706
Month #3
(June 24, 2024 to July 28, 2024)	1.7	$228.20	384	1.7	$10,322
Total	3.9	$222.82	$868	3.9
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.1	Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.1	06/11/2024
4.2	Supplemental Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.2	06/11/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

August 22, 2024	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

August 22, 2024	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)