Form 10-K
period 2024-10-27
APPLIED MATERIALS INC /DE
filed 2024-12-13
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 2024, based upon the closing sale price reported by the Nasdaq Global Select Market on that date: $167,928,935,720
Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 6, 2024: 813,684,638
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.

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

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 27, 2024

PART I
Item 1:     Business
Applied Materials, Inc. is the leader in the materials engineering solutions used to produce virtually every semiconductor and advanced display in the world. We are experts in the design, development, production, and servicing of the critical wafer fabrication and display fabrication tools our customers need to manufacture semiconductors and displays. Our customers’ products are used in a wide variety of products such as personal computing devices, mobile phones, artificial intelligence (AI) and data center servers, automobiles, connected devices, industrial applications and consumer electronics. We have the semiconductor capital equipment industry’s most comprehensive portfolio of products. This breadth allows us the ability to connect and co-optimize technologies across our portfolio, enabling our customers to achieve superior results as manufacturing semiconductors and displays is becoming increasingly complex. Semiconductors provide the foundation for advances in technology that are reshaping the global economy, including artificial intelligence, internet of things, robotics, electric and autonomous vehicles, and clean energy.
Incorporated in 1967, we are a Delaware corporation. Our fiscal year ends on the last Sunday in October. We operate in three reportable segments: Semiconductor Systems, Applied Global Services® (AGS), and Display. The Semiconductor Systems segment represents the largest contributor to our net revenue. A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Financial Statements. A discussion of factors that could affect operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.
Semiconductor Systems
Our Semiconductor Systems segment designs, develops, manufactures and sells a wide range of primarily 300mm equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment consists of the semiconductor capital equipment industry’s most comprehensive portfolio of products used in the chip making process. Our products address steps across materials engineering, process control and advanced packaging, including the conversion of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. In addition to providing equipment for individual process steps, we have the ability to combine, co-optimize and integrate our technologies to develop highly differentiated solutions for our customers. Our equipment helps customers improve the power, performance, yield and costs of the semiconductor devices.
Our patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Our transistor and interconnect products and technologies enable continued power and performance improvements of 3D transistors. Our process control systems employ optical and eBeam technologies that allow customers to inspect and review critical semiconductor architectures throughout the manufacturing process, helping improve chip yields. Our advanced packaging systems use our materials engineering expertise to allow customers to connect multiple chips together through heterogeneous integration, enabling them to advance the technology roadmap beyond a single chip.
Our Semiconductor Systems sales are to customers that serve the following markets: foundry, logic and other; DRAM; flash memory. Foundry, logic, and other is comprised of leading-edge and non-leading edge technology nodes. Leading-edge represents customers that are producing on the most advanced technology nodes. Non-leading edge technology nodes serve markets such as internet of things, communications, automotive, power and sensors.

Applied Global Services
The AGS segment provides services, spares and factory automation software to customer fabrication plants globally. The AGS segment also manufactures and sells 200mm and other equipment, which is shipped to customers globally that serve non-leading-edge markets.
AGS’s transactional and subscription service products, spares and factory automation software is purchased by customers to optimize the performance of our large, global installed base of semiconductor, display and other equipment. These solutions are also used to optimize plant performance and productivity. Customer demand is fulfilled through a global distribution system in more than 200 locations and trained field engineers located near customer sites to support our semiconductor, display and other equipment worldwide.
Display
Display segment is comprised primarily of products for manufacturing liquid crystal displays (LCDs), organic light-emitting diodes (OLEDs), and other display technologies for TVs, monitors, laptops, personal computers (PCs), tablets, smartphones, and other consumer-oriented devices. While similarities exist between the technologies utilized in semiconductor and display fabrication, the most significant differences are in the size and composition of the substrate. Substrates used to manufacture display panels and other devices are typically glass, although newer flexible materials are entering the market. Display segment growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high-resolution displays for mobile devices and information technology (IT) products, including laptops, monitors and tablets, as well as new form factors, including thin, light, curved and flexible displays, and new applications such as augmented and virtual reality. In addition to display applications, the segment’s Chemical Vapor Deposition (CVD) technology is used to manufacture solar energy cells. The expertise that we have in materials engineering on large glass substrates is synergistic with the advanced packaging business in the Semiconductor Products Group, as there is a trend in the industry to utilize various types of substrates, including glass.

Backlog
We manufacture systems to meet demand represented by order backlog and customer commitments. Backlog consisted of: (1) orders for which written authorizations have been accepted, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees.
Backlog by reportable segment as of October 27, 2024 and October 29, 2023 was as follows:

	2024		2023

	(In millions, except percentages)
Semiconductor Systems	$8,259	52%	$11,127	65%
Applied Global Services	6,767	43%	5,162	30%
Display	827	5%	833	5%
Corporate and Other	20	—%	49	—%
Total	$15,873	100%	$17,171	100%
Of the total backlog as of October 27, 2024, approximately 31% is not reasonably expected to be filled within the next 12 months.
As a result of new export rules and regulations issued in December 2024, backlog as of October 27, 2024 is expected to be reduced by approximately $549 million. This reduction would have resulted in total backlog as of October 27, 2024 of $15.3 billion, of which approximately 31% would not have been reasonably expected to be filled within 12 months.
Our backlog on any particular date is not necessarily indicative of actual sales for any future periods. Our backlog is subject to change, including the potential for customer changes such as new orders or cancellations, and changes in export rules and regulations. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Delays in delivery schedules or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.
Manufacturing, Raw Materials and Supplies
Our worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. We utilize a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including United States, Singapore, Japan, China, Korea, Taiwan, Israel and other countries in Asia and Europe. We use qualified vendors, including contract manufacturers, to supply parts, services and product support. Our supply chain strategy commits to adhere to ethical labor practices, responsible minerals sourcing, Responsible Business Alliance and SEMI guidelines, and the Applied Materials Standards of Business Conduct as defined in our Environmental, Social and Governance (ESG) commitment.
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
Research, Development and Engineering
Our long-term growth strategy requires continued development of new materials engineering solutions, including products and platforms that enable expansion into new and adjacent markets. Our significant investments in research, development and engineering (RD&E) must generally enable us to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. We work closely with our global customers and ecosystem partners to design systems and processes that meet planned technical and production requirements. Our product development and engineering, and process support are performed primarily in the United States, India and Israel. Our customer demonstrations are performed primarily in the United States, China, Taiwan, Israel and South Korea.

Marketing and Sales
Because of the highly technical nature of our products, we market and sell products worldwide almost entirely through a direct sales force.
We have operations in many countries, with some of our business activities concentrated in certain geographic areas. Our business is based on capital equipment investments by major semiconductor, display and other manufacturers, and is subject to significant variability in customer demand for our products. Customers’ expenditures depend on many factors, including: general economic conditions; anticipated market demand and pricing for semiconductors, display technologies and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; trade policies and export regulations; and government incentives.
Information on net revenue to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 14 of Notes to Consolidated Financial Statements. The following companies accounted for at least 10 percent of our net revenue for the following fiscal years for products and services in multiple reportable segments.

	2024	2023
Samsung Electronics Co., Ltd.	12%	15%
Taiwan Semiconductor Manufacturing Company Limited	11%	19%

Competition
The industries in which we operate are highly competitive and characterized by rapid technological change. Our ability to compete generally depends on our ability to commercialize our technology in a timely manner, continually improve our products, and develop new products that meet constantly evolving customer requirements. Significant competitive factors include technical capability and differentiation, productivity, cost-effectiveness and the ability to support a global customer base. The importance of these factors varies according to customers’ needs, including product mix and respective product requirements, applications, and the timing and circumstances of purchasing decisions. Substantial competition exists across all the segments of our business. Competitors range from small companies that compete in a single region, which may benefit from policies and regulations that favor domestic companies, to global, diversified companies, which operate in more complex global economic and regulatory environments. We could see increased competition from domestic equipment manufacturers in China resulting from local government incentives and funding as well as export controls established by the United States government to restrict the sale of certain technologies to customers in China. Export controls enacted by the United States government that restrict the sale of certain technologies to customers in China may also provide an advantage to our international competitors. Our ability to compete requires a high level of investment in RD&E, marketing and sales, and global customer support activities. We believe that many of our products have strong competitive positions.
The competitive environment for each segment is described below.
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the internet of things, 5G networks, smart vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Our comprehensive portfolio offers a variety of differentiated products, including co-optimized and integrated materials solutions that enable unique films, structures and devices. We must successfully anticipate technology inflections, and our products must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. We allocate resources among our numerous product offerings and therefore may decide not to invest in an individual product depending on market requirements. Competitors serving the semiconductor equipment industry range from companies offering a single product line to others offering multiple product lines, and those that serve a single region to global, diversified companies.
The products and services offered by the AGS segment enhance those of the Semiconductor Systems and Display segments, particularly in markets with demanding global service requirements. Competition in the AGS segment includes a diverse group of third-party service providers as well as customers that choose to perform their own service.
To compete effectively, we offer products and services to improve system performance, lower overall cost of ownership, and increase yields and productivity of customers’ fab operations. Significant competitive factors include cost-effectiveness and the level of technical service and support. The importance of these factors varies according to customers’ needs and the type of products or services offered.
Products in the Display segment are generally subject to strong competition from a number of major competitors primarily in Asia. We hold established market positions with our technically-differentiated LCD and OLED manufacturing solutions for PECVD, color filter PVD, PVD array, PVD touch panel, and TFT array testing, although our market position could change quickly due to customers’ evolving requirements. Important factors affecting the competitive position of our Display products include: industry trends, our ability to innovate and develop new products, and the extent to which our products are technically-differentiated, as well as which customers within a highly concentrated customer base are making capital equipment investments and our existing position at these customers.

Patents and Licenses
Protection of our technology assets through enforcement of our intellectual property rights, including patents, is important for our competitive position. Our practice is to file patent applications in the United States and other countries for inventions that we consider significant. We have more than 22,000 active patents in the United States and other countries, and additional applications are pending for new inventions. Although we do not consider our business materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to our patents, we possess other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
We enter into patent and technology licensing agreements with other companies when it is determined to be in our best interest. We pay royalties under patent license agreements for the use, in some of our products, of certain patented technologies. We also receive royalties from licenses granted to third parties. Royalties received from or paid to third parties have not been material to our consolidated results of operations.
In the normal course of business, we periodically address the possibility of patent infringement. In responding to such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If we are not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.
Governmental Regulation
As a public company with global operations, we are subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, securities, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs), antitrust, cybersecurity, environment (including those related to sustainability and climate), health and safety employment, immigration and travel regulations, human rights, privacy, data protection and localization, and anti-corruption. See “Risk Factors – Legal, Compliance, and Other Risks – We are exposed to risks related to the global regulatory environment” for further details.
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
With respect to environmental, health and safety regulations, we maintain a number of programs that are primarily preventative in nature and regularly monitor ongoing compliance with applicable laws and regulations. In addition, we have trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination. See also “Risk Factors – Risks Related to Legal, Compliance, and Other Risks – We are subject to risks associated with environmental, health and safety regulations” for further details.
We are subject to income taxes in the United States and foreign jurisdictions. Our provision for income taxes, effective tax rate and financial results could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that could increase our tax liability. See “Risk Factors – Operational and Financial Risks – We operate in jurisdictions with complex and changing tax laws” for further details. For additional discussions regarding the impact of compliance with income tax laws and regulations on our business and operations, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Income Taxes” and Note 12 of the Notes to the Consolidated Financial Statements.

Our People
Our commitment to innovation begins with the commitment to creating an environment in which our employees can do their best work. Our ability to create differentiated value in the marketplace is driven by the capability of our people to anticipate technology inflections and integrate customer requirements. To achieve this level of value creation, we believe we must continue to attract, hire, develop and retain a world-class global workforce. We invest in our employees by providing quality training and learning opportunities, a compelling career path, promoting inclusion, equity and diversity, and upholding a high standard of ethics and respect for human rights.
As of October 27, 2024, we employed approximately 35,700 regular full-time employees, of whom approximately 45%, 43% and 12% resided in the Asia-Pacific region, North America, and Europe/Middle East, respectively. Our team spans 24 countries, reflecting various cultures, back grounds, race, color, national origin, religion, sex, sexual orientation, gender identity, ages, and disability, veteran and military status.
Culture of Inclusion
We value great talent and different perspectives, knowing that diversity is one of our greatest strengths. We therefore strive to provide fair and equal opportunity for career development and advancement to all our employees and incorporate respect for diverse backgrounds and perspectives into our culture at every level – from strategy and policy down to everyday interactions.
We expect that our commitment to strengthening our culture of inclusion will broaden the diversity of our workplace and help us build a culture that benefits everyone. In recent years, we continued to make progress in our culture of inclusion journey, including, among other things, increasing female representation in the United States and global workforce, and increasing minority representation in the United States. As of October 27, 2024, our global workforce was 79.2% male and 20.6% female, and 19.8% of our workforce in the United States was composed of underrepresented minorities.
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
Employee Learning & Development
We seek to create growth and development opportunities to support an engaged and inclusive workforce. We promote holistic employee learning and development based on the 70/20/10 model--70% on-the-job learning, 20% social/collaborative and 10% formal training, with a focus on advancing technical skills as well as improving general business acumen to address increasing work complexity. Also, to help expand professional breadth, the segments and functions provide technical and job-specific training tied to their disciplines, while general professional, management, and leadership training is provided at the corporate level. All training is coordinated centrally and aligned with common objectives through Applied Global University. In addition to instructor-led and web-based training, we offer state-of-the-art training modalities, such as AI-based simulations and Augmented and Virtual Reality learning capabilities, to further the development of our new products, train our manufacturing and field support employees, and facilitate remote collaboration.
Employee Engagement
We have historically measured employee engagement through surveys to gain insight into employees’ experiences, levels of workplace satisfaction, and key drivers for engagement, inclusion and overall well-being. We plan to conduct an all-employee survey anonymously in fiscal 2025 through an external partner to encourage maximal participation and elicit candid responses. We also plan to benchmark the survey results against a large and standardized data set involving large technology companies globally. We expect that the survey results and the benchmarking data will allow us to better understand enterprise-wide trends, gauge effectiveness of interventions, and define targeted employee populations (e.g., early tenure employees). The survey results are also expected to provide leaders and people managers with actionable insights tailored to their own groups that can further enhance employee engagement and inclusion. These actionable insights will then be integrated with the people strategy process and cadence within the Company.
Additional information regarding our activities related to our people and sustainability, as well as our workforce diversity data, can be found in our latest Sustainability Report, which is located on our website at https://www.appliedmaterials.com/us/en/corporate-responsibility.html. The Sustainability Report is updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

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
(1)Mr. Dickerson, age 67, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by us in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Mr. Hill, age 58, has been Senior Vice President and Chief Financial Officer since March 2022. He also oversees Global Information Services for Applied. Prior to joining Applied, Mr. Hill was Executive Vice President and Chief Financial Officer of Xilinx, Inc., a company that designed and developed programmable devices and associated technologies, from April 2020 until its acquisition by Advanced Micro Devices, Inc. in February 2022. Prior to Xilinx, Mr. Hill served in various finance positions with Intel Corporation for 25 years, most recently as Corporate Vice President and Chief Financial Officer and Chief Operating Officer, Technology, Systems and Core Engineering Group.
(3)Dr. Raja, age 62, has been President, Semiconductor Products Group since March 2023. He previously served as Senior Vice President, Semiconductor Products Group of Applied from November 2017 to March 2023, and before that served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.
(4)Ms. Little, age 60, joined Applied as Senior Vice President, Chief Legal Officer and Corporate Secretary in June 2020. Prior to joining Applied, Ms. Little served as Executive Vice President, Chief Legal Officer and Corporate Secretary at KLA Corporation from August 2017 to June 2020. Prior to that she was Senior Vice President, General Counsel and Corporate Secretary of KLA Corporation from October 2015 until August 2017, and prior to that she held various other positions at KLA Corporation since 2002. Prior to joining KLA Corporation, she was a Senior Corporate Associate at Wilson Sonsini Goodrich & Rosati, and a Litigation Associate at Heller Ehrman White & McAuliffe.
(5)Dr. Nalamasu, age 66, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.
(6)Mr. Deane, age 59, has been Group Vice President, Applied Global Services since September 2022. He joined Applied in 1995 and previously served in various senior management and field operations roles, including head of Field Operations and Business Management for the Semiconductor Products Group, Account General Manager and Region General Manager.

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
We are a supplier to the global semiconductor and display and related industries, which historically have been cyclical and are subject to volatility in customer demand. Factors that impact demand for our products and services include technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, such as demand for high-bandwidth memory and other forms of advanced packaging and technologies related to artificial intelligence and data center computing, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Artificial intelligence is evolving rapidly and is a relatively new demand driver for semiconductors and semiconductor equipment, and it is difficult to accurately forecast such demand. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and changes in interest rates, bank failures, and economic recession, could materially and adversely impact our operating results. Markets for our semiconductor and display equipment and services depend largely on business and consumer spending and demand for semiconductor chips and electronic devices. Uncertain or adverse economic and business conditions could result in decreases in business and consumer spending and demand. Decreases in spending and demand have caused, and may in the future cause, our customers to push out, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially and adversely impact our operating results.
Increases in demand for semiconductor chips and electronic devices have caused, and may in the future cause, a shortage of parts and materials needed to manufacture our products. Such shortages, and shipment delays due to transportation capacity and interruptions, have adversely impacted, and may in the future adversely impact, our suppliers’ ability to meet our requirements. Accelerated digital transformation may further increase demand and exacerbate shortages and strain our manufacturing capacity, which may adversely impact our ability to meet customer demand and have an adverse impact on our revenues, operating results and financial condition.
Uncertain or adverse economic and market conditions, difficulties in obtaining capital, increased costs or reduced profitability may cause some customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection and potentially cease operations, which can result in lower sales, additional inventory or bad debt expense. Economic and industry uncertainty may impair the ability of suppliers to deliver parts and negatively affect our ability to manage operations and deliver products. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect our ability to compete effectively.
Uncertain economic and industry conditions and supply chain challenges make it more difficult to accurately forecast operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. If we do not appropriately manage our business operations it could have a material and adverse impact on our business performance and financial condition. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely impact our ability to capitalize on opportunities. Even during periods of economic uncertainty or lower demand, we must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support our customers, which can have a negative impact on our operating results.

We maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks. The risks to our investment portfolio may be exacerbated if financial market conditions deteriorate due to rising inflation, rising interest rates, bank failures or economic recession and the value and liquidity of the investment portfolio and returns on pension assets could be negatively impacted and lead to impairment charges. We also maintain cash balances in various bank accounts globally to fund normal operations. If any of these financial institutions become insolvent, it could limit our ability to access cash in the affected accounts, which could affect our ability to manage our operations.
We are exposed to the risks of operating a global business.
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In fiscal 2024, approximately 86% of our net revenue was to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain or adverse global economic, political and business conditions and demand;
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations and their impact on our ability to export products and provide services to customers;
•positions taken by governmental agencies regarding national, commercial or security issues posed by the development, sale or export of certain products, technologies and raw materials, including critical materials and critical minerals;
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
•the availability of raw materials, including critical materials and critical minerals, and increases and volatility of commodity, energy and shipping costs;
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

•regional or global health epidemics;
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
A majority of our products and services are delivered to customers in jurisdictions outside of the United States, including China, Taiwan, Korea and Japan. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in semiconductor equipment, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. Over the past several years, the U.S. government announced additional export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, with disparate impact on companies in different jurisdictions, which have limited the market for certain of our products and services, adversely impacted our revenues, and increased our exposure to foreign and Chinese domestic competition. The U.S. Department of Commerce has promulgated regulations expanding export license requirements for U.S. companies that sell certain products or provide certain services to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions that applied to exports of certain items to China, added certain Chinese companies to its “Entity List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult and time-consuming, and there is no assurance we will be issued licenses on a timely basis or at all. Our inability to obtain such licenses could limit our sales in China, may cause us to be displaced by foreign and Chinese domestic companies and adversely affect our results of operations. The implementation and interpretation of these complex rules and other regulatory actions taken by the U.S. government are uncertain and evolving and may make it more challenging for us to manage our operations and forecast our operating results. The U.S. and other governments may promulgate new or additional export licensing or other requirements that have the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including China. The U.S. government may also revise or expand existing requirements or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. The U.S. government may also continue to add customers to its “Entity List” or promulgate additional restrictions, or take measures that could disrupt our product shipments or the provision of services to certain customers. These and other potential future regulatory changes could materially and adversely affect our business, results of operations or financial condition.
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
A relatively limited number of customers account for a substantial portion of our business. Our customer base is geographically concentrated, particularly in China, Taiwan, Korea and Japan. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and operating results to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of uncertain or adverse economic conditions, our inability to fulfill orders due to export regulations, shortage of parts, transportation capacity/interruptions or any other reason), we may not be able to replace the business, which may have a material and adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our business depends on our timely supply of products and services to meet the changing requirements of our customers, which depends in part on the timely delivery of parts, materials and services from suppliers and contract manufacturers. Increases in demand for our products and worldwide demand for semiconductor chips and electronic devices can impact our suppliers’ ability to meet our demand requirements, and have in the past resulted in, and may from time to time result in, a shortage of parts, materials and services needed to manufacture our products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our manufacturing operations and our ability to meet customer demand. Volatility of demand for equipment can also increase our and our suppliers’ capital, technical, operational and other risks, and may cause some suppliers to exit businesses, or scale back or cease operations, which could impact our ability to meet customer demand. Supply chain constraints may increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers, which may lead to reduced demand for our products and materially and adversely impact our operating results. Supply chain disruptions have in the past caused, and may from time to time cause, delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules, and could have an adverse impact on our operating and financial results.
Cybersecurity incidents affecting our suppliers could impact our supply chain. Such incidents have caused, and may from time to time cause, difficulties and delays in our ability to obtain parts, materials and services needed to manufacture our products and provide services, and have adversely impacted, and may from time to time adversely impact, our manufacturing operations, our ability to meet customer demand, and our operating results. Failure to timely recover from such delays could materially and adversely affect our business, financial condition and results of operations, and may also cause our business and financial outlook to be inaccurate.
We may further experience supply chain disruptions, significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products as a result of:
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain technologies to China, where a significant portion of our supply chain is located, and any retaliatory measures, that adversely impact us or our direct or sub-tier suppliers;
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
•limited availability of feasible alternatives to materials subject to existing or proposed regulations to limit their use (such as hydrofluorocarbons and per- and polyfluoroalkyl substances), which are found in parts, components, process chemicals and other materials supplied to us or used in the manufacturing or operations of our products;
•information technology or infrastructure failures within our operations or those of a third-party supplier or service provider, including failures caused by cybersecurity incidents; impacts of natural disasters, extreme and chronic weather events (which may be exacerbated by climate change), or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or fires); and
•regional or global health epidemics.
If a supplier fails to meet our requirements concerning quality, cost, intellectual property protection, socially-responsible and sustainable business practices, or other performance factors, or does not meet regulatory requirements applicable to our supply chain, we may transfer our business to alternative sources. Transferring business to alternative suppliers could result in manufacturing delays, additional costs or other difficulties, and may impair our ability to protect, enforce and extract the full value of our intellectual property rights, and the intellectual property rights of our customers and other third parties. These outcomes could have a material and adverse impact on our business and competitive position and subject us to legal proceedings and claims. If we are unable to meet our customers’ demand for a prolonged period due to our inability to obtain certain parts or components from suppliers on a timely basis or at all, our business, results of operations and customer relationships could be adversely impacted.
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
We are exposed to various factors that impact the industries in which we operate.
The global semiconductor, display and related industries are characterized by factors that impact demand for and the profitability of our products and services and our operating results, including:
•the nature, timing and degree of visibility of changes in demand for semiconductor chips and electronic devices, including those related to fluctuations in consumer buying patterns tied to general economic or geopolitical conditions, seasonality or the introduction of new products, and the effects of these changes on customers’ businesses and on demand for our products;
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

•requirements for shorter cycle times for the development, manufacture and installation of our equipment;
•price and performance trends for semiconductor devices and displays, and the impact on demand for such products;
•the importance of the availability of spare parts to maximize the time that customers’ systems are available for production;
•government incentives for local suppliers and domestic semiconductor research and development, and increased investment in manufacturing capabilities;
•the increasing role for and complexity of software in our products; and
•the focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations, and the availability of adequate and reliable sources of energy.
If we do not effectively address these factors, our business and results of operations may be materially and adversely impacted.
We are exposed to factors specific to the semiconductor industry.
The largest proportion of our consolidated net revenue and profitability is derived from our Semiconductor Systems segment’s sale of a wide range of equipment used to fabricate semiconductor chips to the global semiconductor industry, and a majority of the revenues of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry is characterized by factors particular to this industry that impact demand for and the profitability of our semiconductor manufacturing equipment and service products, including:
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
•delays in installation of our equipment delivered to customers;
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
•consolidation in the semiconductor industry, including among semiconductor manufacturers and among semiconductor equipment suppliers;
•shifts in sourcing strategies by computer and electronics companies, and manufacturing processes for advanced circuit technologies, that impact the equipment requirements of our foundry customers;
•the concentration of new wafer starts in Korea and Taiwan, where our service penetration and service-revenue-per-wafer-start have been lower than in other regions;
•the increasing fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products; the continuing importance of specialty markets (such as internet of things, communications, automotive, power and sensors) that use process technologies that have a low barrier to entry; and

•the importance of advanced packaging to artificial intelligence computing.
If we do not accurately forecast and allocate appropriate resources and investment towards addressing key technology changes and inflections, successfully develop and commercialize products to meet demand for new technologies, and effectively address industry trends, our business and results of operations may be materially and adversely impacted.
We are exposed to factors specific to the display industry.
The global display industry has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, the speed of adopting new technologies into production, and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. The display industry is characterized by factors particular to this industry that impact demand for and the profitability of our display products and services, including:
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
•the concentration of display manufacturer customers, and fluctuations in customer spending quarter over quarter and year over year for display fabrication equipment; and
•the dependence on a limited number of display manufacturer customers’ selection of new technologies, and their ability to successfully commercialize new products and technologies, and uncertainty with respect to future display technology end-use applications and growth drivers.
The display industry has experienced decreased levels of investment in display fabrication equipment. If we do not successfully develop and commercialize products to meet demand for new and emerging display technologies, or if industry demand for display fabrication equipment and technologies does not grow, our business and our operating results may continue to be adversely impacted.
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
We are exposed to risks related to government incentives and other agreements that may involve government entities.
From time to time we enter into agreements with government entities for grants, tax benefits and other incentives, or other funding related to our investment, research and development and production activities, or for sale of our products to government entities or government-funded programs. These agreements typically include terms that are not common in similar agreements with non-governmental entities, including representations and warranties, covenants and certifications, and record-keeping, accounting, audit, intellectual property rights-sharing, information handling, supply chain management, headcount, security, disclosure and other requirements. These agreements may also require us to achieve or maintain certain levels of investment, capital spending and performance milestones. Compliance with these requirements may add complexity to our operations and increase our costs, and a failure to comply could result in cancelation of agreements or transactions, investigations, civil and criminal penalties, forfeiture of profits, reduction, termination or clawback of any funding, suspension or debarment from doing business with the government, or other penalties, any of which could have a material and adverse effect on our business, financial condition and results of operations.
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
We are increasingly incorporating artificial intelligence capabilities into the development of technologies and our business operations, and into our products and services. Artificial intelligence technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory, operational and other risks. The implementation of artificial intelligence can be costly, and there is no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of artificial intelligence technology. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of artificial intelligence in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Additionally, artificial intelligence technology may also create ethical issues, which could impair market adoption of such technology and impair demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to artificial intelligence. Such laws and regulations could cause us to incur greater compliance costs and limit the use of artificial intelligence in the development of our products and services. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
In the conduct of our business, we collect, use, transmit, store, and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents, which may be caused by a variety of internal and external factors. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. Cybersecurity incidents may range from physical attacks on our computer system or network infrastructure, to employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, or advanced persistent threats, any of which may target or impact us directly or indirectly through our third-party providers and global supply chain. Threat actors may also attempt to influence employees, suppliers and other third-party providers, or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine and increasing tension with China, may create a heightened risk of cybersecurity attacks. To the extent artificial intelligence capabilities improve and are increasingly adopted by threat actors, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Artificial intelligence and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Vulnerabilities, technical errors and other risks may be introduced through the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Although we are not aware of any cybersecurity incidents impacting our information systems that have been determined to have a material impact on us to date, we continue to devote significant resources to network security, data encryption, and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future, especially in the face of evolving and increasingly sophisticated cybersecurity threats and laws, regulations, and other actual and asserted obligations to which we are or may become subject relating to privacy, data protection, and cybersecurity. We may be unable to anticipate, prevent, or remediate future attacks, vulnerabilities, breaches, or incidents, and in some instances we may be unaware of vulnerabilities or cybersecurity breaches or incidents or their magnitude and effects, particularly as attackers are increasingly able to circumvent controls and remove forensic evidence. Cybersecurity incidents, including cybersecurity incidents on third-party provider networks, may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions, or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection, or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against, and recover from such incidents. Our efforts to comply with, and changes to, laws, regulations, and contractual and other actual and asserted obligations concerning privacy, cybersecurity, and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations, and other proceedings against us by regulatory authorities or other third parties. Customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may increase our overall compliance burden.
We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.
We may engage in acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments involve numerous risks to our business, financial condition and operating results, including:
•inability to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, including through expanding global national security regimes that impose prohibitions on foreign investments in or acquisitions of local businesses; litigation or other disputes, and any ensuing obligation to pay a termination fee;
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
We make investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with partners. In addition, new legislation, additional regulations or global economic or political conditions may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. We may not receive the necessary regulatory approvals, or the approvals may come with significant conditions or obligations. The risks to our investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.
We may seek to divest portions of our business that are not deemed to fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, loss of access by retained business units to critical intellectual property or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.
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
There have been a number of proposed changes in the tax laws that could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material and adverse impact on our results of operations and financial condition. For example, several countries where we do business have enacted global minimum tax regimes based on the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting Project. This will change various aspects of the existing framework under which our global tax obligations are determined, and will unfavorably impact our existing tax incentives and effective tax rate, beginning in fiscal 2025. The OECD continues to release additional guidance on this new global minimum tax framework. We will continue to monitor these developments, as each jurisdiction incorporates changes into its tax laws.
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
As of October 27, 2024, we had $6.2 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of October 27, 2024, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
Our business depends on the successful implementation and proper functioning of information systems we use.
Our business depends on certain information systems, including, enterprise resource planning, product research and development, financial reporting, information technology network management, and telecommunications. These systems may be maintained by us or by our third-party vendors. Failures of information systems we use could disrupt our operations, impede our ability to timely and accurately process and report financial results, and adversely impact our business, financial condition and results of operations.
We periodically implement new or enhanced information systems. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If the implementation or improvement of information systems is delayed or unsuccessful, , we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.
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
We are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, which may differ among jurisdictions, including those related to financial and other disclosures, accounting standards, securities, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs), antitrust, cybersecurity, environment (including those relating to sustainability and climate), health and safety, employment, immigration and travel regulations, human rights, privacy, data protection and localization, and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance with laws, rules and regulations may be onerous and expensive, divert management time and attention from revenue-generating activities, and otherwise adversely impact our business operations. Violations of law, rules and regulations, including, among others, those related to financial and other disclosures, trade (including import and export regulations), antitrust, environment, health and safety, privacy, data protection, and anti-corruption, could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.
Implementation and reporting on our sustainability strategies and targets could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
We periodically communicate our strategies and targets related to sustainability matters, including greenhouse gas emissions, the sustainability of our products, diversity and inclusion, and human rights. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations, including increasing customer demand for sustainable products, and regulatory requirements, as well as actions taken to achieve our sustainability targets, could cause us to incur substantial expense and alter our manufacturing, operations or equipment designs and processes. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could in turn adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time, and may result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new climate and sustainability laws and regulations, such as the State of California’s new climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive and the United States Securities and Exchange Commission’s rules on climate-related risks. Compliance with such laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or performance.
We are subject to risks associated with environmental, health and safety regulations.
We are subject to environmental, health and safety regulations in connection with our global business operations, including but not limited to: regulations related to the design, manufacture, sale, shipping, import, export and use of our products; use, handling, discharge, recycling, transportation and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property, including in connection with construction of our infrastructure projects. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could be required to alter our product design, manufacturing, and operations, and incur substantial expense in order to comply with environmental, health and safety regulations, including reporting requirements. Any failure to comply with these regulations could subject us to significant costs and liabilities that could materially and adversely affect our business, financial condition and results of operations.

Item 1B:      Unresolved Staff Comments
None.

Item 1C:     Cybersecurity
Risk Management and Strategy
We have implemented processes for assessing, identifying and managing material risks from cybersecurity threats as part of our cybersecurity risk management program. This program includes processes for continuous cybersecurity risk and advanced persistent cybersecurity threat monitoring; cybersecurity attack, vulnerability and cloud security management; and penetration testing. Our cybersecurity risk management program includes a cybersecurity incident response plan and escalation protocols; cybersecurity and data protection policies and training to our employees; a supply chain cybersecurity program to increase awareness, assess supplier security controls, help improve supplier security controls and manage security incidents; a program to protect company, customer and supplier intellectual property by operationalizing strategy, policy and awareness; a privacy and data protection program to keep pace with rapidly evolving global data laws and regulations as well as emerging technologies; engagement of third-party auditors to help assure the effectiveness of internal controls, including cybersecurity controls; and partnership with industry groups, government agencies and third-party experts in an effort to continuously improve our cybersecurity risk management program. We conduct assessments based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework to evaluate our program, and we engage third-parties for assistance and to independently assess, proactively monitor, and provide an external view of our cybersecurity program. We conduct risk assessments and tabletop exercises to evaluate the effectiveness of our systems and processes in addressing cybersecurity threats, including threats associated with our use of third-party service providers, and to identify areas for improvements. Our cybersecurity risk management program is integrated with our enterprise risk management (“ERM”) program, and information about cybersecurity risks and our cybersecurity risk management program is reviewed as part of our ERM program, sharing common risk governance and reporting processes that apply across our ERM program.
While we are not aware of having directly experienced a cybersecurity incident that has materially impacted our business, financial condition or results of operations, we face risks from cybersecurity threats that, if realized, could reasonably likely materially affect us, our business strategy, results of operations, or financial condition. See “Risk Factors - Operational and Financial Risks – We are exposed to cybersecurity threats and incidents” for additional information about cybersecurity related risks.
Governance
Our Board of Directors is responsible for overseeing the assessment of major risks facing us, and its Audit Committee oversees our ERM program, including oversight of cybersecurity risks and of our cybersecurity risk management program. The Audit Committee receives quarterly reports from management on our cybersecurity risks and cybersecurity risk management program, and our management regularly updates the Chair of the Audit Committee regarding cybersecurity incidents where appropriate in accordance with our cybersecurity incident response plan and escalation protocols. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity, and management reports to the full Board on our cybersecurity risks and cybersecurity risk management program at least annually.
Our management has day-to-day responsibility for assessing and managing material risks from cybersecurity threats, including implementing risk mitigation plans, processes and controls, and managing our cybersecurity risk management program. Our Chief Information Security Officer (“CISO”), who has more than 20 years of experience in information security management, is primarily responsible for managing our cybersecurity risk management program, cybersecurity incident response plan and escalation protocols, and reports at least quarterly to the Audit Committee and at least annually to the full Board on our cybersecurity, data and intellectual property security programs, policies, risks and controls. The CISO reports to our Chief Information Officer (“CIO”), who has more than 30 years of experience in information technology and is responsible for administering secure and scalable security infrastructure. The CIO reports to our Chief Digital Officer, who has more than 37 years of experience in information technology.
Our management team’s efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents are informed by reviews with our information technology security teams, receipt of threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, periodic assessments against the NIST Framework and through alerts and reports produced by security tools deployed in our information technology environment.

Item 2:      Properties
We own and lease facilities throughout the world for use as offices, manufacturing facilities, warehouses, and research and development centers, primarily in the United States, Taiwan, Singapore, China, Israel and India. As of October 27, 2024, we owned and leased approximately 9.0 million square feet and 4.9 million square feet of space, respectively. Our headquarters are in Santa Clara, California. Our products are manufactured primarily in the United States, Singapore, Israel and Taiwan. Because of the interrelation of our operations, properties within a country may be shared by the segments operating within that country.
We also own a total of approximately 279 acres of buildable land primarily in the United States that could accommodate additional facilities.
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

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMAT. As of December 6, 2024, there were 2,692 registered holders of our common stock. Information regarding quarterly cash dividends declared on our common stock during fiscal 2024, 2023 and 2022 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from October 27, 2019 through October 27, 2024. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the PHLX Semiconductor Index over the same period. The comparison assumes $100 was invested on October 27, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
The graph below assumes that the value of the investment in our common stock and in each of the indexes was $100 at October 27, 2019, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Applied Materials, Inc., the S&P 500 Index, and the PHLX Semiconductor Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
10/27/2019
10/25/2020
10/31/2021
10/30/2022
10/29/2023
10/27/2024
Applied Materials, Inc.
S&P 500
PHLX Semiconductor

Copyright© 2024 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/27/2019	10/25/2020	10/31/2021	10/30/2022	10/29/2023	10/27/2024
Applied Materials	100.00	110.92	250.74	166.02	245.26	351.03
S&P 500 Index	100.00	116.84	157.60	135.57	145.49	208.23
PHLX Semiconductor Index	100.00	145.68	215.80	154.30	207.26	338.18

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. At October 27, 2024, approximately $8.9 billion remained available for future stock repurchases under the repurchase program.
The following table provides information as of October 27, 2024 with respect to the shares of common stock repurchased by us during the fourth quarter of fiscal 2024 pursuant to the foregoing Board authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs*

	(In millions, except per share amounts)
Month #1
(July 29, 2024 to August 25, 2024)	1.5	$195.93	$292	1.5	$10,030
Month #2
(August 26, 2024 to September 22, 2024)	2.6	$187.33	492	2.6	$9,538
Month #3
(September 23, 2024 to October 27, 2024)	3.5	$191.41	669	3.5	$8,869
Total	7.6	$190.89	$1,453	7.6
*Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.

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
The following section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 29, 2023, filed on December 15, 2023.

Overview
We provide equipment, services and software to the semiconductor, display, and related industries. Our customers include manufacturers of semiconductor wafers and chips, liquid crystal and organic light-emitting diode (OLED) displays, and other electronic devices. Our customers’ products are used in a wide variety of products such as personal computing devices, mobile phones, artificial intelligence (AI) and data center servers, automobiles, connected devices, industrial applications and consumer electronics. Each of our segments is subject to variable industry conditions, as demand for equipment and services can change depending on supply and demand for chips, display technologies and other electronic devices, as well as other factors, such as global economic, political and market conditions, and the nature and timing of technological advances in fabrication processes.
Our strategic priorities include developing products that help solve customers’ challenges at technology inflections; expanding our served market opportunities in the semiconductor and display industries; and growing our service business. Our long-term growth strategy requires continued development of new materials engineering capabilities, including products and platforms that enable expansion into new and adjacent markets. Our significant investments in research, development and engineering (RD&E) are intended to enable us to deliver new products and technologies before the emergence of strong demand, allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. We collaborate closely with our global customers to design systems and processes to meet their technical and production requirements.
Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the equipment and service products we provide. Development cycles depend on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of our existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, we acquire technologies, either in existing or new product areas, to complement our existing technology capabilities and to reduce time to market. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Our portfolio of equipment and service products are highly technical and are sold primarily through a direct sales force.
We believe that it is critical to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have and continue to invest in RD&E in order to continue to offer new products and technologies.
We operate in three reportable segments: Semiconductor Systems, Applied Global Services® (AGS), and Display. A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Financial Statements. A discussion of factors that could affect our operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference.
Our results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors and displays.

The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Spending by semiconductor customers, which include companies that operate in the foundry, logic, memory, and other semiconductor chip markets, is driven by demand for products such as smartphones, mobile devices, personal computers, servers for artificial intelligence (AI) and data centers, automobiles, clean energy, storage, and other products, and the nature and timing of technological advances in fabrication processes. The growth of data and emerging end-market drivers such as AI, the internet of things, 5G networks, electric and autonomous vehicles and augmented and virtual reality are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Spending can also depend on customer facility readiness and timeline for installation of capital equipment at customer sites. Development efforts are focused on solving customers’ key technical challenges in patterning, transistor, interconnect, process control, and packaging performance.
The AGS segment provides services, spares and factory automation software to customer fabrication plants globally to help customers optimize performance of our large, global installed base of semiconductor, display and other equipment. The AGS segment also includes 200mm and other equipment, which is shipped to many customers globally that serve the non-leading-edge end markets. Demand for AGS’ service and spares is driven by our large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve system performance, and optimize factory output and operating costs. Industry conditions that affect AGS’ sales of spares and services are primarily characterized by changes in semiconductor manufacturers’ wafer starts and utilization rates, growth of the installed base of equipment and growing service intensity of newer tools. Our strategy is to continue to shift the AGS’ service and spares business to a subscription agreement model, improving customer factory performance and optimizing operating costs, and providing us a more predictable revenue stream.
The Display segment encompasses products for manufacturing liquid crystal and OLED displays, and other display technologies for TVs, monitors, laptops, personal computers (PC), tablets, smart phones, other consumer-oriented devices, equipment upgrades and solar energy cells. The segment is focused on expanding its presence through technologically-differentiated equipment and products that provide customers with improved performance and yields. Display segment growth depends primarily on consumer demand for increasingly larger and more advanced TVs and high-resolution displays for mobile devices and information technology (IT) products, including laptops, monitors and tablets, as well as new form factors, including thin, light, curved and flexible displays, and new applications such as augmented and virtual reality. The timing of customer investment in manufacturing equipment is also affected by the timing of next-generation process development and of capacity expansion to meet end-market demand.
The Corporate and Other category includes revenues and costs of product sold from other products, as well as certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs for certain management, finance, legal, human resource, and RD&E functions performed at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments severance, asset impairment and any associated charges related to restructuring actions, unless these actions pertain to a specific reportable segment. Effective in the first quarter of fiscal 2024, management began including share-based compensation expense in the evaluation of reportable segments' performance. Prior-year numbers have been recast to conform to the current-year presentation.
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. For a description of these risks, see the risk factor entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” in Part I, Item 1A, “Risk Factors.”

Results of Operations
Our fiscal 2024 and 2023 each contained 52 weeks.
The following table presents certain significant measurements for the periods indicated:

			Change
	2024	2023	2024 over 2023

	(In millions, except per share amounts and percentages)
Net revenue	$27,176	$26,517	$659
Gross margin	47.5%	46.7%	0.8 points
Operating income	$7,867	$7,654	$213
Operating margin	28.9%	28.9%	— points
Net income	$7,177	$6,856	$321
Earnings per diluted share	$8.61	$8.11	$0.50
Net revenue by segment for the periods presented were as follows:

					Change
	2024		2023		2024 over 2023

	(In millions, except percentages)
Semiconductor Systems	$19,911	73%	$19,698	74%	1%
Applied Global Services	6,225	23%	5,732	22%	9%
Display	885	3%	868	3%	2%
Corporate and Other	155	1%	219	1%	(29)%
Total	$27,176	100%	$26,517	100%	2%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	2024	2023

Foundry, logic and other	68%	77%
Dynamic random-access memory (DRAM)	28%	17%
Flash memory	4%	6%
	100%	100%
Net revenue in fiscal 2024 increased as compared to the prior year. Gross margin increased primarily driven by lower material, freight, logistics, and manufacturing costs, favorable changes in customer and product mix and lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024, partially offset by an increase in labor costs.
Semiconductor Systems net revenue increased in fiscal 2024 as compared to the prior year as customers continued to make strategic investments in new capacity and new technology transitions. Foundry and logic customers’ spending decreased driven primarily by lower customer investments in leading-edge manufacturing technologies, partially offset by increased customer investments in non-leading edge manufacturing technologies. Memory customers’ spending in fiscal 2024 was higher due to increased investments in DRAM technology transitions. Investments by semiconductor equipment customers are expected to remain strong with growth in the adoption of high-bandwidth memory and other forms of advanced packaging, continued demand for AI and data center computing, and for non-leading edge nodes. The Semiconductor Systems segment continued to represent the largest contributor of net revenue.
Our AGS net revenue in fiscal 2024 increased primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares, partially offset by lower customer spending on 200mm equipment. Demand for services is expected to grow as our installed base of systems and chambers increases and customers renew long-term service agreements.

Our Display net revenue increased in fiscal 2024 compared to the prior year primarily due to higher customer investments in display fabrication equipment for IT products including laptops, monitors and tablets, partially offset by lower customer investments in display fabrication equipment for TVs.
Over the longer term, we believe secular drivers such as AI, data center computing, the internet of things, 5G networks, electric and autonomous vehicles and augmented and virtual reality will create the next wave of growth for semiconductors and expand our served market opportunities.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

					Change
	2024		2023		2024 over 2023

	(In millions, except percentages)
China	$10,117	37%	$7,247	27%	40%
Korea	4,493	17%	4,609	18%	(3)%
Taiwan	4,010	15%	5,670	21%	(29)%
Japan	2,154	8%	2,075	8%	4%
Southeast Asia	1,141	4%	758	3%	51%
Asia Pacific	21,915	81%	20,359	77%	8%
United States	3,818	14%	4,006	15%	(5)%
Europe	1,443	5%	2,152	8%	(33)%
Total	$27,176	100%	$26,517	100%	2%

Net revenue increased from customers in China in fiscal 2024 primarily due to investments in semiconductor equipment and spending on spares and services, partially offset by a decrease in investments in 200mm equipment. Net revenue decreased from customers in Europe primarily due to lower investments in semiconductor equipment. Net revenue from customers in Taiwan decreased primarily due to lower investments in semiconductor equipment and spares, offset by higher spending on services. The changes in net revenue from customers in all other regions for fiscal 2024 primarily reflected changes in investment and spending on semiconductor equipment and services.
Operating Expenses
Operating expenses for the periods presented were as follows:

			Change
	2024	2023	2024 over 2023

	(In millions)
Research, development and engineering (RD&E)	$3,233	$3,102	$131
Marketing and selling	$836	$776	$60
General and administrative	$961	$852	$109
The year-over-year change in RD&E expenses was primarily due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy, offset by lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024. We continued to prioritize existing RD&E investments in technical capabilities and critical RD&E programs in current and new markets, with a focus on the development of new unit process systems and integrated materials solutions. Areas of investment in Semiconductor Systems include etch, deposition, metrology and inspection, patterning, packaging and other technologies to improve chip performance, power, area, cost and time-to-market. In Display, RD&E investments were focused on expanding our market opportunity with new display technologies.
Marketing and selling expenses for fiscal 2024 increased primarily due to additional headcount.
General and administrative expenses in fiscal 2024 increased primarily due to the increases in share-based compensation expense and professional fees.

Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

			Change
	2024	2023	2024 over 2023

	(In millions)
Interest expense	$247	$238	$9
Interest and other income (expense), net	$532	$300	$232
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in fiscal 2024 increased slightly as a result of the issuance of senior unsecured notes in June 2024.
Interest and other income (expense), net in fiscal 2024 increased primarily driven by higher interest income due to higher cash balances and lower impairment on equity investment, partially offset by higher net loss on equity investment.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

			Change
	2024	2023	2024 over 2023

	(In millions, except percentages)
Provision for income taxes	$975	$860	$115
Effective income tax rate	12.0%	11.1%	0.9 points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rate for fiscal 2024 was higher than the prior fiscal year primarily due to lower tax credits in fiscal 2024, partially offset by higher proportion of pre-tax income in lower tax jurisdictions in fiscal 2024.

Segment Operating Income
Operating income by segment for the periods presented were as follows:

			Change
	2024	2023	2024 over 2023

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$6,981	$6,879	$102	1%
Applied Global Services	1,812	1,529	283	19%
Display	51	114	(63)	(55)%
Corporate and Other	(977)	(868)	(109)	13%
Total	$7,867	$7,654	$213	3%
Operating margin
Semiconductor Systems	35.1%	34.9%	0.2 points
Applied Global Services	29.1%	26.7%	2.4 points
Display	5.8%	13.1%	(7.3) points

Semiconductor Systems’ operating margin for fiscal 2024 increased primarily driven by lower material, freight, logistics and manufacturing costs, favorable changes in customer and product mix and lower depreciation expense as a result of changes in certain assets’ useful lives effective as of the beginning of fiscal 2024, partially offset by increased RD&E expenses.
AGS’ operating margin for fiscal 2024 increased primarily due to the increase in net revenue and a favorable change in product mix.
Display’s operating margin for fiscal 2024 decreased primarily due to unfavorable changes in product mix.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Disaggregation of Income Statements Expenses. In November 2024, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve income statement expenses disclosures (Subtopic 220-40). The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for us in fiscal 2028 for annual periods and in the first quarter of fiscal 2029 for interim periods, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued an accounting standard update to improve income tax disclosures (Topic 740). The standard prescribes specific categories for the components of the effective tax rate reconciliation, requires disclosure of income taxes paid by jurisdiction, and modifies other income tax-related disclosures. This authoritative guidance will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued an accounting standard update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses (Topic 280). The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. We will adopt this guidance in the first quarter of fiscal 2025. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
Accounting Standards Adopted
For a description of recently adopted accounting standards, including the date of adoption and the effect, if any, on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	October 27, 2024	October 29, 2023

	(In millions)
Cash and cash equivalents	$8,022	$6,132
Short-term investments	1,449	737
Long-term investments	2,787	2,281
Total cash, cash-equivalents and investments	$12,258	$9,150
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	2024	2023

	(In millions)
Cash provided by operating activities	$8,677	$8,700
Cash used in investing activities	$(2,327)	$(1,535)
Cash used in financing activities	$(4,470)	$(3,032)
Operating Activities
Cash from operating activities for fiscal 2024 was $8.7 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, share-based compensation and deferred income taxes. Cash provided by operating activities in fiscal 2024 remained relatively flat primarily due to lower collections of customer receivable balances, partially offset by lower payments to vendors and higher net income.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $0.4 billion and $0.7 billion of accounts receivable during fiscal 2024 and 2023, respectively. We did not discount letters of credit issued by customers in fiscal 2024 and 2023. There was no discounting of promissory notes in each of fiscal 2024 and 2023.
Our working capital was $12.8 billion at October 27, 2024 and $11.8 billion at October 29, 2023.
Days sales outstanding of our accounts receivable at the end of fiscal 2024 and 2023 was 68 days and 70 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily due to favorable revenue linearity.
Investing Activities
We used $2.3 billion and $1.5 billion of cash in investing activities in fiscal 2024 and 2023, respectively. Capital expenditures in fiscal 2024 and 2023 were $1.2 billion and $1.1 billion, respectively. Capital expenditures were primarily for investments in real property acquisitions and improvements, demonstration and testing equipment, manufacturing and network equipment. Purchases of investments, net of proceeds from sales and maturities of investments, for 2024 and 2023 was $1.1 billion and $404 million, respectively. Net cash paid for acquisitions in fiscal 2023 was $25 million. Investing activities also included investments in technology to allow us to access new market opportunities or emerging technologies.
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

Financing Activities
We used $4.5 billion of cash in financing activities in fiscal 2024, consisting primarily of repurchases of common stock of $3.8 billion, cash dividends to stockholders of $1.2 billion, tax withholding payments for vested equity awards of $291 million, and net payments of principal on financing leases of $102 million, partially offset by net proceeds received from the issuance of senior unsecured notes of $694 million and proceeds received from common stock issuances of $243 million.
We used $3.0 billion of cash in financing activities in fiscal 2023, consisting primarily of repurchases of common stock of $2.2 billion, cash dividends to stockholders of $975 million and tax withholding payments for vested equity awards of $179 million, offset by proceeds received from common stock issuances of $227 million and net proceeds from issuances of commercial paper of $91 million.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. At October 27, 2024, approximately $8.9 billion remained available for future stock repurchases under the repurchase program.
During each of fiscal 2024 and 2023 we paid four quarterly cash dividends, totaling $1.2 billion and $975 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement is scheduled to expire in February 2026, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of October 27, 2024. No amounts were outstanding under the Revolving Credit Agreement as of October 27, 2024 and October 29, 2023. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may from time to time issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. At October 27, 2024, we had $100 million of commercial paper notes outstanding. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
In June 2024, we issued $700 million aggregate principal amount of 4.800% senior unsecured notes due 2029 in a registered public offering. The proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
We had senior unsecured notes in the aggregate principal amount of $6.2 billion outstanding as of October 27, 2024. See Note 9 of the Notes to the Consolidated Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of October 27, 2024, we had $459 million of total payments remaining, payable in installments in the next two years.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. Investments related to the 25% investment tax credit reduced our income taxes payable by $170 million as of October 27, 2024.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduced a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations are allowed to claim a credit for the minimum tax paid against regular tax in future years. We are subject to the minimum tax in fiscal 2024 and expect to claim a credit for the minimum tax in future years.

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
Borrowing Facilities and Debt Obligations
As of October 27, 2024, we had $6.2 billion in aggregate principal amount of senior unsecured notes with varying maturities, of which $700 million is due within 12 months and the remaining notes are due beyond 12 months. Future interest payments associated with these unsecured notes were $2.8 billion, of which $239 million is due within 12 months and the remaining interest payments are due beyond 12 months. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Financial Statements for further discussion related to our borrowing facilities and debt obligations.
Lease Obligations
As of October 27, 2024, our operating lease obligation was $384 million related to various operating lease arrangements for certain facilities, of which $96 million is payable within 12 months and the remaining amount is payable beyond 12 months.
Purchase Obligations
As of October 27, 2024, we had $8.1 billion of purchase obligations for goods and services, of which $4.2 billion is payable within 12 months and the remaining amount is payable beyond 12 months.
Deemed Repatriation Tax Payable
As of October 27, 2024, we had $459 million of transition tax liability, of which $204 million is payable within 12 months and the remaining amount is payable beyond 12 months. This transition tax liability is associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Act.
Other Long-term Liabilities
We also have the obligation to fund our pension, postretirement and deferred compensation plans. We evaluate the need to make contributions to our pension and postretirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. As of October 27, 2024, the total of our future expected benefit payments for the pension plans and the postretirement plan over the next ten fiscal years were $214 million, of which $14 million is payable within 12 months and the remaining amount is payable beyond 12 months.
As of October 27, 2024, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $521 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 27, 2024 was $181 million. At this time, we are unable to reliably estimate the timing of payments due to uncertainties in the timing of tax audit outcomes.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. These include agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements. We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. See Note 13, Guarantees, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for further discussion relating to these arrangements.

Critical Accounting Estimates
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
Management believes that the following is a critical accounting estimate:

Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The calculation of our provision for income taxes and effective tax rate involves significant judgment in estimating the impact of uncertainties in the application of complex and evolving tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We recognize a current tax liability for the estimated amount of income taxes payable on tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. These estimates consider future operational results including realizability of our deferred tax assets. Deferred tax assets and liabilities are adjusted to reflect the effects of enacted changes in tax rates, laws and status, including changes in tax incentives.

Item 7A:       Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates.
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $3.2 billion at October 27, 2024. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of October 27, 2024 of approximately $36 million.
Debt - At October 27, 2024, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $428 million at October 27, 2024. From time to time, we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $141 million at October 27, 2024.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 27, 2024.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 27, 2024.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2024, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B:      Other Information
During the three months ended October 27, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers”), and code of ethics and insider trading policy (which are set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.
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
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.
The following table summarizes information with respect to equity awards under our equity compensation plans as of October 27, 2024:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	10	$—	31	(3)
Total	10	$—	31

(1)Includes only restricted stock units and performance share units outstanding under our equity compensation plans, as no options, stock warrants or other rights were outstanding as of October 27, 2024.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 10 million shares of our common stock available for future issuance under the Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan. Of these 10 million shares, 1 million are subject to purchase during the purchase period in effect as of October 27, 2024.
We have the following equity compensation plan that has not been approved by stockholders:
Applied Materials Profit Sharing Scheme. The Applied Materials Profit Sharing Scheme was adopted effective July 3, 1996 and amended from time to time to enable employees of Applied Materials Ireland Limited and its participating subsidiaries to purchase our common stock at 100% of fair market value on the purchase date. Under this plan, eligible employees may elect to forego a certain portion of their base salary and certain bonuses they have earned and that otherwise would be payable in cash to purchase shares of our common stock at full fair market value. Since the eligible employees pay full fair market value for the shares, there is no reserved amount of shares under this plan and, accordingly, the table above does not include any set number of shares available for future issuance under the plan.

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.

Item 14:      Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, California, Auditor Firm ID: 185.
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 24, 2025.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 27, 2024 and October 29, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 27, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 27, 2024 and October 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended October 27, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 27, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of sufficiency of audit evidence over revenue
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company recorded $27,176 million in net revenue, for the year ended October 27, 2024. The Company generates revenue by providing manufacturing equipment, services and software to customers in the semiconductor, display and related industries. The Company’s process to account for and recognize revenue differs across revenue streams.
We identified the evaluation of the sufficiency of audit evidence obtained over net revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and separate processes to account for and recognize revenue. This included determining the nature and extent of audit evidence obtained over each revenue stream.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For revenue streams where procedures were performed, we:
•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes, including the Company’s controls over the accurate recording of revenue.
•evaluated the Company’s revenue recognition accounting policies.
•evaluated, for a sample of revenue transactions, (1) the accounting for consistency with the Company’s accounting policies, as applicable, including timing of revenue recognition, and (2) the recorded amounts by comparing them for consistency to underlying documentation, including the customer contracts.
In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of audit effort over revenue

/S/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 2004.
Santa Clara, California
December 13, 2024

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2024	2023	2022

Net revenue	$27,176	$26,517	$25,785
Cost of products sold	14,279	14,133	13,792
Gross profit	12,897	12,384	11,993
Operating expenses:
Research, development and engineering	3,233	3,102	2,771
Marketing and selling	836	776	703
General and administrative	961	852	735
Severance and related charges	—	—	(4)
Total operating expenses	5,030	4,730	4,205
Income from operations	7,867	7,654	7,788
Interest expense	247	238	228
Interest and other income (expense), net	532	300	39
Income before income taxes	8,152	7,716	7,599
Provision for income taxes	975	860	1,074
Net income	$7,177	$6,856	$6,525
Earnings per share:
Basic	$8.68	$8.16	$7.49
Diluted	$8.61	$8.11	$7.44
Weighted average number of shares:
Basic	827	840	871
Diluted	834	845	877

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2024	2023	2022

Net income	$7,177	$6,856	$6,525
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	43	25	(74)
Change in unrealized net loss on derivative instruments	31	(66)	51
Change in defined and postretirement benefit plans	(25)	26	81
Other comprehensive income (loss), net of tax	49	(15)	58
Comprehensive income	$7,226	$6,841	$6,583
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 27, 2024	October 29, 2023

ASSETS
Current assets:
Cash and cash equivalents	$8,022	$6,132
Short-term investments	1,449	737
Accounts receivable, net	5,234	5,165
Inventories	5,421	5,725
Other current assets	1,094	1,388
Total current assets	21,220	19,147
Long-term investments	2,787	2,281
Property, plant and equipment, net	3,339	2,723
Goodwill	3,732	3,732
Purchased technology and other intangible assets, net	249	294
Deferred income taxes and other assets	3,082	2,552
Total assets	$34,409	$30,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$799	$100
Accounts payable and accrued expenses	4,820	4,297
Contract liabilities	2,849	2,975
Total current liabilities	8,468	7,372
Long-term debt	5,460	5,461
Income taxes payable	670	833
Other liabilities	810	714
Total liabilities	15,408	14,380
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 818 and 833 shares outstanding at 2024 and 2023, respectively	8	8
Additional paid-in capital	9,660	9,131
Retained earnings	49,651	43,726
Treasury stock: 1,211 and 1,191 shares at 2024 and 2023, respectively	(40,150)	(36,299)
Accumulated other comprehensive loss	(168)	(217)
Total stockholders’ equity	19,001	16,349
Total liabilities and stockholders’ equity	$34,409	$30,729
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 31, 2021	892	$9	$8,247	$32,246	1,119	$(27,995)	$(260)	$12,247
Net income	—	—	—	6,525	—	—	—	6,525
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	58	58
Dividends declared ($1.02 per common share)	—	—	—	(879)	—	—	—	(879)
Share-based compensation	—	—	413	—	—	—	—	413
Net issuance under stock plans	6	—	(67)	—	—	—	—	(67)
Common stock repurchases	(54)	(1)	—	—	54	(6,102)	—	(6,103)
Balance at October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	6,856	—	—	—	6,856
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(15)	(15)
Dividends declared ($1.22 per common share)	—	—	—	(1,022)	—	—	—	(1,022)
Share-based compensation	—	—	490	—	—	—	—	490
Net issuance under stock plans	7	—	48	—	—	—	—	48
Common stock repurchases	(18)	—	—	—	18	(2,202)	—	(2,202)
Balance at October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	7,177	—	—	—	7,177
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49	49
Dividends declared ($1.52 per common share)	—	—	—	(1,252)	—	—	—	(1,252)
Share-based compensation	—	—	577	—	—	—	—	577
Net issuance under stock plans	5	—	(48)	—	—	—	—	(48)
Common stock repurchases	(20)	—	—	—	20	(3,851)	—	(3,851)
Balance at October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Fiscal Year	2024	2023	2022

Cash flows from operating activities:
Net income	$7,177	$6,856	$6,525
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	392	515	444
Severance and related charges	—	—	(4)
Deferred income taxes	(633)	24	(223)
Share-based compensation	577	490	413
Other	47	40	36
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(69)	903	(1,109)
Inventories	304	207	(1,590)
Other current and non-current assets	287	(48)	(16)
Accounts payable and accrued expenses	281	(138)	390
Contract liabilities	(126)	(167)	1,039
Income taxes payable	389	(20)	(541)
Other liabilities	51	38	35
Cash provided by operating activities	8,677	8,700	5,399
Cash flows from investing activities:
Capital expenditures	(1,190)	(1,106)	(787)
Cash paid for acquisitions, net of cash acquired	—	(25)	(441)
Proceeds from sales and maturities of investments	2,451	1,268	1,363
Purchases of investments	(3,588)	(1,672)	(1,492)
Cash used in investing activities	(2,327)	(1,535)	(1,357)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	694	—	—
Proceeds from commercial paper	401	991	—
Repayments of commercial paper	(400)	(900)	—
Proceeds from common stock issuances	243	227	199
Common stock repurchases	(3,823)	(2,189)	(6,103)
Tax withholding payments for vested equity awards	(291)	(179)	(266)
Payments of dividends to stockholders	(1,192)	(975)	(873)
Repayments of principals on finance leases	(102)	(7)	—
Cash used in financing activities	(4,470)	(3,032)	(7,043)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,880	4,133	(3,001)
Cash, cash equivalents and restricted cash equivalents — beginning of period	6,233	2,100	5,101
Cash, cash equivalents and restricted cash equivalents — end of period	$8,113	$6,233	$2,100
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$8,022	$6,132	$1,995
Restricted cash equivalents included in deferred income taxes and other assets	91	101	105
Total cash, cash equivalents, and restricted cash equivalents	$8,113	$6,233	$2,100
Supplemental cash flow information:
Cash payments for income taxes	$957	$1,006	$1,869
Cash refunds from income taxes	$15	$53	$156
Cash payments for interest	$205	$205	$205
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1      Summary of Significant Accounting Policies and Recently Adopted Accounting Standards
Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (we, us, and our) after elimination of intercompany balances and transactions. All references to a fiscal year apply to our fiscal year which ends on the last Sunday in October. Fiscal 2024, 2023 and 2022 each contained 52 weeks. Each fiscal quarter of 2024, 2023 and 2022 contained 13 weeks.
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
We use the following hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1 — Quoted prices in active markets for identical assets or liabilities;

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In determining the fair value of our debt securities investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 27, 2024, substantially all of our available-for-sale, short-term and long-term investments were recognized at fair value that was determined based upon observable inputs or quoted prices.
Our equity investments with readily determinable values are measured at fair value using quoted prices for identical assets in an active market and the changes in fair value of these equity investments are recognized in the consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost or net realizable value, with approximate cost determined on a first-in, first-out (FIFO) basis. We adjust inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully write down inventories and noncancelable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by us, additional inventory adjustments may be required.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. In connection with our periodic review of estimated useful lives of the property, plant and equipment, we have increased the estimated useful lives of certain assets effective as of the beginning of fiscal 2024. The updated estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 3 to 30 years with certain buildings and improvements’ useful lives increased by 5 years; demonstration and manufacturing equipment increased to 5 to 8 years. The estimated useful lives for the following assets remained unchanged from fiscal 2023: software, 3 to 5 years; and furniture, fixtures and other equipment, 3 to 5 years. Land improvements are amortized over the shorter of 15 years or the estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term.
The change in accounting estimate was applied on a prospective basis to the assets on our balance sheet as of October 29, 2023, as well as to subsequent asset purchases. Based on the net carrying amounts of assets in use as of the end of fiscal 2023, the impact of this change was a reduction of $128 million in depreciation expense during fiscal 2024, and an increase of $0.12 in both basic and diluted earnings per share for fiscal 2024.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions
We account for the acquisition of a business using the acquisition method of accounting. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process technology, based on their estimated fair values. Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We assign assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired.
Goodwill and Intangible Assets
Goodwill is not amortized but is reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill requires judgment.
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
In the fourth quarter of fiscal 2024, we performed a qualitative assessment to test goodwill for all of our reporting units for impairment. we determined that it was more likely than not that each of our reporting units’ fair values exceeded their respective carrying values and that it was not necessary to perform the quantitative goodwill impairment test for any of our reporting units. No goodwill impairment was recorded during fiscal 2024, 2023 and 2022.
Intangible assets with finite lives are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. Intangible assets with infinite lives are not subject to amortization and consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off. The carrying values of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The balances of our intangible assets were not material as of October 27, 2024 or October 29, 2023 and amortization expenses were not material for fiscal 2024, 2023 and 2022.
Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the assets by comparing the undiscounted future cash flow expected to result from the use and eventual disposal of the assets to their respective carrying value. If not recoverable, we recognize an impairment loss to the excess of the carrying value over the fair value of those assets, and reduce the carrying value of the assets to their respective fair value. Fair value is determined by available market valuations, when available and appropriate, or by discounted cash flows.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A majority of our lease arrangements are operating leases. The balances of our operating leases right-of-use assets and liabilities were not material as of October 27, 2024 or October 29, 2023. Operating lease cost for fiscal 2024, 2023 and 2022 was not material.
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
Identifying the contract(s) with customers. We sell equipment, services, and spare parts directly to our customers in the semiconductor, display, and related industries. We generally consider written documentation including, but not limited to, signed purchase orders, master agreements, and sales orders as contracts provided that collection is probable. Collectability is assessed based on the customer’s creditworthiness determined by reviewing the customer’s published credit and financial information, historical payment experience, as well as other relevant factors.
Identifying the performance obligations. Our performance obligations include delivery of equipment, service agreements, spare parts, installation, extended warranty and training. Our service agreements are considered one performance obligation and may include multiple goods and services that we provide to the customer to deliver against a performance metric. Judgment is used to determine whether multiple promised goods or services in a contract should be accounted for separately or as a group.
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
Payment Terms. Payment terms vary by contract. Generally, the majority of payments are due within a certain number of days from shipment of goods or performance of service. The remainder is typically due upon customer technical acceptance. In certain circumstances we may receive deposits from customers for future deliverables. Our payment terms do not generally contain a significant financing component.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shipping and Handling Costs
We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, amounts billed for shipping and handling costs are recorded as a component of net revenue and costs as a component of cost of products sold.
Warranty
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
Our warranty reserves balances and the components of changes in our warranty reserves were not material for all periods presented.
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
Foreign Currency
As of October 27, 2024, all of our subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to the non-monetary assets and liabilities, which are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in interest and other income, net in the Consolidated Statements of Operations as incurred.
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
Recently Adopted Accounting Standards
Contract Assets and Contract Liabilities from Revenue Contracts with Customers in a Business Combination. In October 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination (Topic 805). This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. We adopted this authoritative guidance in the first quarter of fiscal 2024 and the impact of the adoption depends on the facts and circumstances of future acquisitions. During fiscal 2024, the adoption of this guidance had no impact to our consolidated financial statements as there were no acquisitions during the year.

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

Fiscal Year	2024	2023	2022

	(In millions, except per share amounts)
Numerator:
Net income	$7,177	$6,856	$6,525
Denominator:
Weighted average common shares outstanding	827	840	871
Effect of weighted dilutive restricted stock units and employee stock purchase plan shares	7	5	6
Denominator for diluted earnings per share	834	845	877
Basic earnings per share	$8.68	$8.16	$7.49
Diluted earnings per share	$8.61	$8.11	$7.44
Potentially weighted dilutive securities	—	—	3

Excluded from the calculation of diluted earnings per share are securities attributable to outstanding restricted stock units where the combined exercise price and average unamortized fair value are greater than the average market price of our common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

October 27, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,313	$—	$—	$1,313
Cash equivalents:
Money market funds*	3,421	—	—	3,421
Bank certificates of deposit and time deposits	90	—	—	90
U.S. Treasury and agency securities	1,394	—	—	1,394
Municipal securities	19	—	—	19
Commercial paper, corporate bonds and medium-term notes	1,785	—	—	1,785
Total cash equivalents	6,709	—	—	6,709
Total cash and cash equivalents	$8,022	$—	$—	$8,022
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$13	$—	$—	$13
U.S. Treasury and agency securities	1,306	—	2	1,304
Non-U.S. government securities**	5	—	—	5
Municipal securities	441	2	2	441
Commercial paper, corporate bonds and medium-term notes	803	4	2	805
Asset-backed and mortgage-backed securities	656	3	5	654
Total fixed income securities	3,224	9	11	3,222
Publicly traded equity securities	543	185	5	723
Equity investments in privately held companies	255	58	22	291
Total equity investments	798	243	27	1,014
Total short-term and long-term investments	$4,022	$252	$38	$4,236
Total cash, cash equivalents and investments	$12,044	$252	$38	$12,258
 _________________________
*Excludes $91 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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
________________________
*Excludes $101 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
**Includes Canadian provincial government debt.

During fiscal 2024, 2023 and 2022, interest income from our cash, cash equivalents and fixed income securities was $486 million, $262 million and $44 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments at October 27, 2024:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,405	$1,403
Due after one through five years	1,163	1,165
No single maturity date*	1,454	1,668
Total	$4,022	$4,236
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
At October 27, 2024, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI).
During fiscal 2024, 2023 and 2022, gross realized gains and losses related to our fixed income portfolio were not material.
During fiscal 2024, 2023 and 2022, we did not recognize material credit losses and the ending allowance for credit losses was not material.
The components of gain (loss) on equity investments for each fiscal year were as follows:

	2024	2023	2022

	(In millions)
Publicly traded equity securities
Unrealized gain	$332	$193	$30
Unrealized loss	(287)	(44)	(62)
Realized gain on sales and dividends	5	9	7
Realized loss on sales or impairment	(1)	(4)	—
Equity investments in privately held companies
Unrealized gain	3	15	41
Unrealized loss	(17)	(30)	(5)
Realized gain on sales and dividends	4	9	3
Realized loss on sales or impairment	(19)	(121)	(7)
Total gain (loss) on equity investments, net	$20	$27	$7

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4      Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	October 27, 2024			October 29, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$3,512	$—	$3,512	$3,361	$—	$3,361
Bank certificates of deposit and time deposits	—	103	103	—	18	18
U.S. Treasury and agency securities	2,684	14	2,698	331	43	374
Non-U.S. government securities	—	5	5	—	6	6
Municipal securities	—	460	460	—	453	453
Commercial paper, corporate bonds and medium-term notes	—	2,590	2,590	—	2,177	2,177
Asset-backed and mortgage-backed securities	—	654	654	—	487	487
Total available-for-sale debt security investments	$6,196	$3,826	$10,022	$3,692	$3,184	$6,876
Equity investments with readily determinable values
Publicly traded equity securities	$723	$—	$723	$698	$—	$698
Total equity investments with readily determinable values	$723	$—	$723	$698	$—	$698
Total	$6,919	$3,826	$10,745	$4,390	$3,184	$7,574
 _________________________
*Amounts as of October 27, 2024 and October 29, 2023 include $91 million and $101 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 27, 2024 or October 29, 2023.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies, included in the above table, were not material during fiscal 2024 and 2022 and were $121 million during fiscal 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 27, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion, and the estimated fair value was $5.1 billion. At October 29, 2023, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $4.7 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 27, 2024 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for fiscal years 2024, 2023 or 2022.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of October 27, 2024 and October 29, 2023, the total outstanding notional amount of foreign exchange contracts was $2.0 billion and $1.7 billion, respectively. The fair values of foreign exchange derivative instruments at October 27, 2024 and October 29, 2023 were not material.
We are also exposed to interest rate risk associated with our potential future borrowings. During fiscal 2024, we entered into a series of interest rate contracts to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt in June 2024.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for fiscal year 2024, 2023 and 2022.
The effects of derivative instruments, both those designated as cash flow hedges and those that are not designated, on the Consolidated Statements of Operations were not material for fiscal 2024, 2023 and 2022.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 27, 2024 and October 29, 2023.
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
We sold $0.4 billion, $0.7 billion and $1.0 billion of accounts receivable during fiscal 2024, 2023 and 2022, respectively. We did not discount letters of credit issued by customers in fiscal 2024, 2023 and 2022. There was no discounting of promissory notes in each of fiscal 2024, 2023 and 2022. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
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
The balances of allowance for credit losses and changes in allowance for credit losses were not material for fiscal 2024, 2023 and 2022.
 We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of October 27, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

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
Contract balances at the end of each reporting period were as follows:

	October 27, 2024	October 29, 2023
	(In millions)

Contract assets	$269	$274
Contract liabilities	$2,849	$2,975
The decrease in contract assets during fiscal 2024, was primarily due to a reduction in goods transferred to customers where payment was conditional upon technical sign off.
During fiscal 2024, we recognized revenue of approximately $2.7 billion related to contract liabilities at October 29, 2023. This reduction in contract liabilities was partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of October 27, 2024.
There were no credit losses recognized on our accounts receivables and contract assets during fiscal 2024 and 2023.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance Obligations
As of October 27, 2024, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $3.7 billion, of which approximately 62% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
New export rules and regulations issued in December 2024 are expected to have an immaterial impact on remaining unsatisfied performance obligations on contracts with an original estimated duration of one year or more.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	October 27, 2024	October 29, 2023

	(In millions)
Inventories
Customer service spares	$1,742	$1,589
Raw materials	1,680	1,653
Work-in-process	879	997
Finished goods
Deferred cost of sales	217	413
Evaluation inventory	459	423
Manufactured on-hand inventory	444	650
Total finished goods	1,120	1,486
Total inventories	$5,421	$5,725

	October 27, 2024	October 29, 2023

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$120	$412
Prepaid expenses and other	974	976
	$1,094	$1,388

	Useful Life	October 27, 2024	October 29, 2023

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$492	$393
Buildings and improvements	3-30	2,359	2,194
Demonstration and manufacturing equipment	5-8	2,578	2,353
Furniture, fixtures and other equipment	3-5	782	762
Construction in progress		898	672
Gross property, plant and equipment		7,109	6,374
Accumulated depreciation		(3,770)	(3,651)
		$3,339	$2,723

Depreciation expense was $346 million, $471 million and $404 million for fiscal 2024, 2023 and 2022, respectively.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 27, 2024	October 29, 2023

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$2,393	$1,729
Operating lease right-of-use assets	375	370
Finance lease right-of-use assets	—	108
Income tax receivables and other assets	314	345
	$3,082	$2,552

	October 27, 2024	October 29, 2023

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,570	$1,478
Compensation and employee benefits	1,188	1,024
Warranty	364	332
Dividends payable	327	267
Income taxes payable	535	282
Operating lease liabilities, current	87	84
Finance lease liabilities, current	—	102
Other	749	728
	$4,820	$4,297

	October 27, 2024	October 29, 2023

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$142	$126
Operating lease liabilities, non-current	259	252
Other	409	336
	$810	$714
Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $479 million as of October 27, 2024. Contra-depreciation expense was not material in fiscal 2024. Operating incentives recognized as a reduction to research, development and engineering expense was $38 million in fiscal 2024. Capital expenditure related incentives reduced our income taxes payable by $170 million as of October 27, 2024, of which $159 million is in accounts payable and accrued expenses and $11 million is in deferred income taxes and other assets, in our Consolidated Balance Sheets.

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
No amounts were outstanding under the Revolving Credit Agreement as of October 27, 2024 and October 29, 2023.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $52 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of October 27, 2024 and October 29, 2023, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. At October 27, 2024, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.06% and maturities of 63 days, and as of October 29, 2023, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.39% and maturities of 90 days.
Senior Unsecured Notes
In June 2024, we issued $700 million aggregate principal amount of 4.800% senior unsecured notes due 2029 in a registered public offering. The proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
Debt outstanding as of October 27, 2024 and October 29, 2023 was as follows:

	Principal Amount
	October 27, 2024	October 29, 2023	Effective Interest Rate	Interest Pay Dates
	(In millions)
Current portion of long-term debt:
3.900% Senior Notes Due 2025	$700	$—	3.944%	April 1, October 1
Total current portion of long-term debt	$700	$—
Long-term debt:
3.900% Senior Notes Due 2025	$—	$700	3.944%	April 1, October 1
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	—	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(11)
Total unamortized debt issuance costs	(30)	(28)
Total long-term debt	$5,460	$5,461

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 31, 2021	$(1)	$(103)	$(169)	$13	(260)
Other comprehensive income (loss) before reclassifications	(60)	100	71	—	111
Amounts reclassified out of AOCI	(14)	(49)	10	—	(53)
Other comprehensive income (loss), net of tax	(74)	51	81	—	58
Balance at October 30, 2022	$(75)	$(52)	$(88)	$13	$(202)
Other comprehensive income (loss) before reclassifications	16	(44)	17	—	(11)
Amounts reclassified out of AOCI	9	(22)	9	—	(4)
Other comprehensive income, net of tax	25	(66)	26	—	(15)
Balance at October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	34	28	—	—	62
Amounts reclassified out of AOCI	9	3	(25)	—	(13)
Other comprehensive income (loss), net of tax	43	31	(25)	—	49
Balance at October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
The tax effects on net income of amounts reclassified from AOCI were not material for the fiscal 2024, 2023 and 2022.
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $6.0 billion authorization approved in March 2022. At October 27, 2024, approximately $8.9 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including excise tax, for each fiscal year:

	2024	2023	2022

	(In millions, except per share amounts)
Shares of common stock repurchased	20	18	54
Cost of stock repurchased (including excise tax)*	$3,851	$2,202	$6,103
Average price paid per share (including excise tax)*	$190.27	$123.63	$113.84
Cost of stock repurchased (excluding excise tax)	$3,823	$2,189	$6,103
Average price paid per share (excluding excise tax)	$188.87	$122.89	$113.84
(*) Effective January 1, 2023, stock repurchase amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
During fiscal 2024, our Board of Directors declared one quarterly cash dividend of $0.32 per share and three quarterly cash dividends of $0.40 per share. During fiscal 2023, our Board of Directors declared one quarterly cash dividend of $0.26 per share and three quarterly cash dividends of $0.32 per share. During fiscal 2022, our Board of Directors declared one quarterly cash dividend of $0.24 per share and three quarterly cash dividends of $0.26 per share. Dividends paid during fiscal 2024, 2023 and 2022 amounted to $1.2 billion, $975 million and $873 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
We recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2024	2023	2022

	(In millions)
Cost of products sold	$134	$180	$147
Research, development, and engineering	219	179	151
Marketing and selling	72	55	49
General and administrative	152	76	66
Total share-based compensation	$577	$490	$413

Income tax benefits recognized	$73	$63	$51
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
At October 27, 2024, we had $911 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.4 years. At October 27, 2024, there were 21 million shares available for grant of share-based awards under the ESIP, and an additional 10 million shares available for issuance under the ESPP.
Stock Options
Stock options are rights to purchase, at future dates, shares of our common stock. There were no stock options granted during fiscal 2024, 2023 and 2022 and no outstanding stock options at the end of fiscal 2024.

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
The compensation expense related to share-based awards subject solely to time-based vesting requirements (Service-Based Awards) is determined using the market value of our common stock, adjusted to exclude the present value of expected dividends during the vesting period. The market value of our common stock is calculated using the closing price of our common stock on the date of grant, or if the grant date is not a trading date, the average of the closing prices on the trading dates immediately preceding and following the grant date.
During fiscal 2024, 2023 and 2022, certain members of senior management were granted awards that are subject to the achievement of certain levels of specified performance and market goals, in addition to time-based vesting requirements (Performance Based-Awards). These Performance-Based Awards are subject to the achievement of targeted levels of adjusted operating margin and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor’s 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period. The number of shares that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial vesting based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.
The fair value of the portion of the Performance-Based Awards subject to targeted levels of relative TSR is estimated on the date of grant using a Monte Carlo simulation model. Compensation expense is recognized based upon the assumption of 100% achievement of the TSR goal and will not be reversed even if the threshold level of TSR is never achieved, and is reflected over the service period and reduced for estimated forfeitures.
The fair value of the portion of the Performance-Based Awards subject to targeted levels of adjusted operating margin is estimated on the date of grant based on the market value of our common stock, adjusted to exclude the present value of expected dividends during the vesting period. The market value of our common stock is calculated using the closing price of our common stock on the date of the grant or, if the grant date is not a trading date, the average of the closing prices on the trading dates immediately preceding and following the grant date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the assumptions used for the valuation of share-based awards for the periods presented:

	2024	2023	2022
Service-Based Awards and the portion of Performance-Based Awards subject to performance goals:
Grant date market value	$148.39 - $241.26	$104.22 - $143.97	$74.62 - $157.29
Risk-free interest rate	3.48% - 5.37%	3.64% - 5.48%	0.16% - 4.48%
Dividend yield	0.72% - 2.62%	0.70% - 3.59%	0.47% - 3.83%
Fair value	$144.79 - $237.94	$102.09 - $141.33	$72.24 - $154.88

	2024	2023	2022
Portion of Performance-Based Awards subject to market goals:
Grant date market value	$148.39 - $173.89	$109.37	$146.49
Risk-free interest rate	4.24% - 4.30%	4.10%	0.87%
Dividend yield	0.74% - 0.86%	0.95%	0.66%
Expected volatility	40.99% - 43.35%	52.38%	47.35%
Fair value	$195.32 - $249.37	$162.72	$210.69

A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during fiscal 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance share units and performance units at October 29, 2023	12	$106.24
Granted	4	$149.20
Vested	(5)	$97.50
Canceled	(1)	$120.91
Non-vested restricted stock units, restricted stock, performance share units and performance units at October 27, 2024	10	$129.31	2.3 years	$1,931
Non-vested restricted stock units, restricted stock, performance share units and performance units expected to vest	10	$130.71	2.2 years	$1,903
At October 27, 2024, 0.7 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	2024	2023	2022
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$149.20	$104.00	$132.44
Total fair value of vested awards	$527	$367	$285

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plans
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles began in March and September of each of fiscal 2024, 2023 and 2022. We issued 2 million shares in fiscal 2024 at a weighted average price of $147.38 per share, 2 million shares in fiscal 2023 at a weighted average price of $87.75 per share and 2 million shares in fiscal 2022 at a weighted average price of $93.30 per share, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2024	2023	2022
ESPP:
Dividend yield	0.82%	0.98%	0.97%
Expected volatility	40.1%	39.4%	46.8%
Risk-free interest rate	5.03%	5.29%	2.24%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$52.31	$35.31	$30.23

Note 11      Employee Benefit Plans
Employee Bonus Plans
We have various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to our employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to our executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2024, 2023 and 2022 were $837 million, $702 million and $623 million, respectively.
Defined Benefit Pension Plans of Foreign Subsidiaries and Other Postretirement Benefits
Several of our foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. We deposit funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrue the expense for the unfunded portion of the benefit obligation on our Consolidated Financial Statements. Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed the qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by us and are included in other liabilities and accrued expenses in the Consolidated Balance Sheets. The net funded status and periodic benefit cost were not material for fiscal 2024, 2023 and 2022.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Executive Deferred Compensation Plans
We sponsor two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by us effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, we also sponsor a non-qualified deferred compensation plan as a result of a previous acquisition. Amounts payable for all plans, including accrued deemed interest, totaled $357 million and $245 million at October 27, 2024 and October 29, 2023, respectively, which were included in other liabilities in the Consolidated Balance Sheets.
Note 12     Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2024	2023	2022

	(In millions)
U.S.	$833	$1,234	$1,171
Foreign	7,319	6,482	6,428
Total	$8,152	$7,716	$7,599
The components of the provision for income taxes for each fiscal year were as follows:

	2024	2023	2022

	(In millions)
Current:
U.S.	$1,254	$708	$590
Foreign	366	456	275
State	33	54	14
	1,653	1,218	879
Deferred:
U.S.	(697)	(255)	(62)
Foreign	30	(61)	265
State	(11)	(42)	(8)
	(678)	(358)	195
Total	$975	$860	$1,074
A reconciliation between the statutory U.S. federal income tax rate and our actual effective income tax rate for each fiscal year is presented below:

	2024	2023	2022
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations taxed at various rates	(7.6)	(8.2)	(4.4)
Changes in prior years’ unrecognized tax benefits	—	(0.2)	(0.9)
Resolutions of prior years’ income tax filings	(0.1)	(0.1)	(0.2)
Research and other tax credits	(1.4)	(1.6)	(1.0)
Other	0.1	0.2	(0.4)
Total	12.0%	11.1%	14.1%

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rate for fiscal 2024 was higher than fiscal 2023 primarily due to lower tax credits in fiscal 2024, partially offset by higher proportion of pre-tax income in lower tax jurisdictions in fiscal 2024. Our effective tax rate for fiscal 2023 was lower than fiscal 2022 primarily due to a reduction of deferred tax assets that occurred in fiscal 2022, related to a new tax incentive in Singapore.
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2024 for Singapore is 17%. We have been granted conditional reduced tax rates that expire beginning in fiscal 2025, excluding potential renewal and subject to certain conditions with which we expect to comply. The tax benefits arising from these tax rates were $393 million or $0.47 per diluted share and $369 million or $0.44 per diluted share and $232 million or $0.26 per diluted share for fiscal 2024, 2023 and 2022, respectively.
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

	October 27, 2024	October 29, 2023

	(In millions)
Deferred tax assets:
Corporate Alternative Minimum Tax	$410	$—
Capitalized R&D expenses	217	83
Allowance for doubtful accounts	4	4
Inventory reserves and basis difference	127	125
Installation and warranty reserves	70	35
Intangible assets	977	1,031
Accrued liabilities	24	19
Deferred revenue	72	72
Tax credits	592	536
Deferred compensation	261	217
Share-based compensation	44	50
Property, plant and equipment	101	9
Lease liability	72	98
Other	79	96
Gross deferred tax assets	3,050	2,375
Valuation allowance	(569)	(530)
Total deferred tax assets	2,481	1,845
Deferred tax liabilities:
Right of use assets	(76)	(103)
Undistributed foreign earnings	(23)	(23)
Total deferred tax liabilities	(99)	(126)
Net deferred tax assets	$2,382	$1,719

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2024	2023	2022

	(In millions)
Beginning balance	$530	$460	$361
Increases	39	70	99
Ending balance	$569	$530	$460
At October 27, 2024, we have state research and development tax credit carryforwards of $592 million, including $553 million of credits that are carried over until exhausted and $35 million that are carried over for 15 years and begin to expire in fiscal 2034. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.
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

	2024	2023	2022

	(In millions)
Beginning balance of gross unrecognized tax benefits	$510	$498	$537
Settlements with tax authorities	—	—	(25)
Increases in tax positions for current year	25	28	26
Increases in tax positions for prior years	13	—	28
Decreases in tax positions for prior years	(4)	(16)	(68)
Ending balance of gross unrecognized tax benefits	$544	$510	$498
Tax expense for interest and penalties on unrecognized tax benefits for fiscal 2024, 2023 and 2022 was $45 million, $34 million and $14 million, respectively. The income tax liability for interest and penalties for fiscal 2024, 2023 and 2022 was $181 million, $136 million and $103 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2024, 2023 and 2022 are $397 million, $386 million, and $388 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
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
We believe it is reasonably possible that the amount of gross unrecognized tax benefits related to foreign operations could be reduced by approximately $200 million in the next 12 months as a result of the resolution of tax matters or the lapse of statute of limitations.

Note 13     Guarantees, Commitments and Contingencies
 Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of October 27, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $284 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 27, 2024, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.
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

Note 14      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services (AGS), and Display. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of October 27, 2024 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
The Semiconductor Systems reportable segment includes semiconductor capital equipment for etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The AGS segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, 200mm and other equipment and factory automation software for semiconductor, display and other products.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Corporate and Other category includes revenues and costs of products from other products, as well as certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments severance, asset impairment and any associated charges related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.
Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Net revenue	Operating Income (Loss)	Depreciation/ Amortization	Capital Expenditures	Accounts Receivable	Inventories

	(In millions)
2024:
Semiconductor Systems	$19,911	$6,981	$168	$425	$3,816	$2,988
Applied Global Services	6,225	1,812	22	35	1,297	2,306
Display	885	51	12	29	197	113
Corporate and Other	155	(977)	190	701	(76)	14
Total	$27,176	$7,867	$392	$1,190	$5,234	$5,421
2023:
Semiconductor Systems	$19,698	$6,879	$235	$381	$3,943	$3,433
Applied Global Services	5,732	1,529	31	39	1,111	2,073
Display	868	114	19	13	184	200
Corporate and Other	219	(868)	230	673	(73)	19
Total	$26,517	$7,654	$515	$1,106	$5,165	$5,725
2022:
Semiconductor Systems	$18,797	$6,790	$203	$249	$4,924	$3,995
Applied Global Services	5,543	1,555	31	38	997	1,788
Display	1,331	243	31	30	148	129
Corporate and Other	114	(800)	179	470	(1)	20
Total	$25,785	$7,788	$444	$787	$6,068	$5,932
Semiconductor Systems and Display revenues are recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Details of goodwill by reportable segment as of October 27, 2024 and October 29, 2023 were as follows:

	October 27, 2024	October 29, 2023

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,460	$2,460
Applied Global Services	1,032	1,032
Display	199	199
Corporate and Other	41	41
	$3,732	$3,732

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net revenue for Semiconductor Systems by market for the periods indicated were as follows:

	2024	2023	2022
Foundry, logic and other	68%	77%	66%
Dynamic random-access memory (DRAM)	28%	17%	19%
Flash memory	4%	6%	15%
	100%	100%	100%
The reconciling items included in Corporate and Other were as follows:

	2024	2023	2022

	(In millions)
Unallocated Net revenue	$155	$219	$114
Unallocated cost of products sold and expenses	(1,132)	(1,087)	(918)
Severance and related charges	—	—	4
Total	$(977)	$(868)	$(800)
For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped and services were performed. Long-lived assets consist primarily of property, plant and equipment and right-of-use assets and are attributed to the geographic location in which they are located. Net revenue and long-lived assets by geographic region for and as of each fiscal year were as follows:

	2024	2023	2022

	(In millions)
Net revenue:
United States	$3,818	$4,006	$3,104
China	10,117	7,247	7,254
Korea	4,493	4,609	4,395
Taiwan	4,010	5,670	6,262
Japan	2,154	2,075	2,012
Europe	1,443	2,152	1,674
Southeast Asia	1,141	758	1,084
Total outside United States	23,358	22,511	22,681
Consolidated total	$27,176	$26,517	$25,785

	October 27, 2024	October 29, 2023

	(In millions)
Long-lived assets:
United States	$3,759	$3,239
China	3	4
Korea	9	11
Taiwan	59	59
Japan	7	7
Europe	113	110
Southeast Asia	5	6
Total outside United States	196	197
Consolidated total	$3,955	$3,436

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following customers accounted for at least 10 percent of our Net revenue in each fiscal year, which were for products and services in multiple reportable segments:

	2024	2023	2022
Samsung Electronics Co., Ltd.	12%	15%	12%
Taiwan Semiconductor Manufacturing Company Limited	11%	19%	20%
Intel Corporation	*	*	10%
___________________________
*Less than 10%

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	3/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2023	8-K	000-06920	3.2	12/13/2023
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Fourth Supplemental Indenture dated May 29, 2020, by and between Applied Materials, Inc. and U.S. Bank National Association	8-K	000-06920	4.1	5/29/2020
4.6	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-06920	4.6	12/15/2023
4.7	Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.1	6/11/2024
4.8	Supplemental Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.2	6/11/2024
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Directors and certain officers	10-Q	000-06920	10.1	5/23/2024
10.2	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.3*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.4	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.5	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.6*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/27/2021
10.7*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/27/2021
10.8*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012
10.9*	Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan, effective September 1, 2021	8-K	000-06920	10.2	3/16/2021
10.10*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.11*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.12*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.13*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective September 7, 2023	10-K	000-06920	10.13	12/15/2023
10.14*	Applied Materials, Inc. 2016 Deferred Compensation Plan, as amended and restated on January 1, 2021	10-K	000-06920	10.15	12/16/2022
10.15*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 11, 2021	8-K	000-06920	10.1	3/16/2021
10.16*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective September 8, 2023	10-K	000-06920	10.16	12/15/2023
10.17*	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-K	000-06920	10.17	12/15/2023
10.18*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-K	000-06920	10.18	12/15/2023
10.19*	Offer Letter, dated February 26, 2022, between Applied Materials, Inc. and Brice Hill	10-Q	000-06920	10.1	5/26/2022
10.2	Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	8-K	000-06920	10.1	2/21/2020
10.21	Amendment No. 1, dated as of July 27, 2022, to the Credit Agreement, dated as of February 21, 2020, among Applied Materials, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and other lenders named therein	10-Q	000-06920	10.1	8/25/2022
10.22	Extension Agreement, dated as of February 21, 2023, to Credit Agreement, dated as of February 21, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 27, 2022), among Applied Materials, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	000-06920	10.1	2/23/2023
10.23	Deed of Amendment, dated December 19, 2023, to the Trust Deed Constituting the Applied Materials Profit Sharing Scheme	10-Q	000-06920	10.1	2/27/2024
19.1	Insider Trading Policy†
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
97.1	Applied Materials, Inc. Compensation Recovery Policy, adopted on September 7, 2023	10-K	000-06920	97.1	12/15/2023
101.INS	XBRL Instance Document‡

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 13, 2024

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

	Title	Date
/s/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2024
Gary E. Dickerson
/s/ BRICE HILL	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2024
Brice Hill
/s/ ADAM SANDERS	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 13, 2024
Adam Sanders

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 13, 2024
/S/ RANI BORKAR
Rani Borkar	Director	December 13, 2024
/S/ JUDY BRUNER
Judy Bruner	Director	December 13, 2024
/S/ XUN CHEN
Xun Chen	Director	December 13, 2024
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 13, 2024
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 13, 2024
/S/ KEVIN P. MARCH
Kevin P. March	Director	December 13, 2024
/s/ YVONNE MCGILL
Yvonne McGill	Director	December 13, 2024
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 13, 2024