Form 10-Q
period 2025-01-26
APPLIED MATERIALS INC /DE
filed 2025-02-20
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2025
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 26, 2025: 812,440,849

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 26, 2025	January 28, 2024

	(Unaudited)
Net revenue	$7,166	$6,707
Cost of products sold	3,670	3,503
Gross profit	3,496	3,204
Operating expenses:
Research, development and engineering	859	754
Marketing and selling	206	207
General and administrative	256	276
Total operating expenses	1,321	1,237
Income from operations	2,175	1,967
Interest expense	64	59
Interest and other income (expense), net	8	395
Income before income taxes	2,119	2,303
Provision for income taxes	934	284
Net income	$1,185	$2,019
Earnings per share:
Basic	$1.46	$2.43
Diluted	$1.45	$2.41
Weighted average number of shares:
Basic	814	831
Diluted	819	837
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 26, 2025	January 28, 2024

	(Unaudited)
Net income	$1,185	$2,019
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(3)	27
Change in unrealized net loss on derivative instruments	28	33
Change in defined and postretirement benefit plans	—	(9)
Other comprehensive income (loss), net of tax	25	51
Comprehensive income	$1,210	$2,070
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 26, 2025	October 27, 2024

ASSETS
Current assets:
Cash and cash equivalents	$6,264	$8,022
Short-term investments	1,949	1,449
Accounts receivable, net	5,998	5,234
Inventories	5,501	5,421
Other current assets	982	1,094
Total current assets	20,694	21,220
Long-term investments	2,686	2,787
Property, plant and equipment, net	3,563	3,339
Goodwill	3,768	3,732
Purchased technology and other intangible assets, net	237	249
Deferred income taxes and other assets	2,390	3,082
Total assets	$33,338	$34,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$799	$799
Accounts payable and accrued expenses	4,485	4,820
Contract liabilities	2,452	2,849
Total current liabilities	7,736	8,468
Long-term debt	5,461	5,460
Income taxes payable	684	670
Other liabilities	832	810
Total liabilities	14,713	15,408
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,713	9,660
Retained earnings	50,511	49,651
Treasury stock	(41,464)	(40,150)
Accumulated other comprehensive loss	(143)	(168)
Total stockholders’ equity	18,625	19,001
Total liabilities and stockholders’ equity	$33,338	$34,409
Amounts as of January 26, 2025 are unaudited. Amounts as of October 27, 2024 are derived from the October 27, 2024 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 26, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	1,185	—	—	—	1,185
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	25	25
Dividends declared ($0.40 per common share)	—	—	—	(325)	—	—	—	(325)
Share-based compensation	—	—	195	—	—	—	—	195
Net issuance under stock plans	2	—	(142)	—	—	—	—	(142)
Common stock repurchases	(8)	—	—	—	8	(1,314)	—	(1,314)
Balance as of January 26, 2025	812	$8	$9,713	$50,511	1,219	$(41,464)	$(143)	$18,625

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	2,019	—	—	—	2,019
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51	51
Dividends declared ($0.32 per common share)	—	—	—	(265)	—	—	—	(265)
Share-based compensation	—	—	170	—	—	—	—	170
Net issuance under stock plans	3	—	(192)	—	—	—	—	(192)
Common stock repurchases	(5)	—	—	—	5	(703)	—	(703)
Balance as of January 28, 2024	831	$8	$9,109	$45,480	1,196	$(37,002)	$(166)	$17,429

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 26, 2025	January 28, 2024

	(Unaudited)
Cash flows from operating activities:
Net income	$1,185	$2,019
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105	91
Share-based compensation	195	170
Deferred income taxes	668	(72)
Other	95	(235)
Changes in operating assets and liabilities:
Accounts receivable	(764)	465
Inventories	(80)	79
Other current and non-current assets	115	38
Accounts payable and accrued expenses	(429)	(539)
Contract liabilities	(397)	172
Income taxes payable	200	128
Other liabilities	32	9
Cash provided by operating activities	925	2,325
Cash flows from investing activities:
Capital expenditures	(381)	(229)
Cash paid for acquisitions, net of cash acquired	(28)	—
Proceeds from sales and maturities of investments	1,223	531
Purchases of investments	(1,711)	(749)
Cash used in investing activities	(897)	(447)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	200	100
Repayments of commercial paper	(200)	(100)
Common stock repurchases	(1,318)	(700)
Tax withholding payments for vested equity awards	(142)	(192)
Payments of dividends to stockholders	(326)	(266)
Repayments of principal on finance leases	—	1
Cash used in financing activities	(1,786)	(1,157)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,758)	721
Cash, cash equivalents and restricted cash equivalents — beginning of period	8,113	6,233
Cash, cash equivalents and restricted cash equivalents — end of period	$6,355	$6,954
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$6,264	$6,854
Restricted cash equivalents included in deferred income taxes and other assets	91	100
Total cash, cash equivalents and restricted cash equivalents	$6,355	$6,954
Supplemental cash flow information:
Cash payments for income taxes	$70	$139
Cash refunds from income taxes	$70	$2
Cash payments for interest	$52	$34
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation and Recently Adopted Accounting Standards
Basis of Presentation
In the opinion of our management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (we, us, and our) included herein have been prepared on a basis consistent with the October 27, 2024 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 27, 2024 (2024 Form 10-K).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three months ended January 26, 2025 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2025 and 2024 contain 52 weeks each and the first three months of fiscal 2025 and 2024 each contained 13 weeks.
Recently Adopted Accounting Standards
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the Financial Accounting Standards Board (FASB) issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. We adopted this authoritative guidance in the first quarter of fiscal 2025. The adoption of this guidance did not have a significant impact on our consolidated condensed financial statements.

Note 2      Earnings Per Share
Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of restricted stock units and employees’ stock purchase plan shares) outstanding during the period. Our net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share due to our non-complex capital structure.

	Three Months Ended
	January 26, 2025	January 28, 2024

	(In millions, except per share amounts)
Numerator:
Net income	$1,185	$2,019
Denominator:
Weighted average common shares outstanding	814	831
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	5	6
Denominator for diluted earnings per share	819	837
Basic earnings per share	$1.46	$2.43
Diluted earnings per share	$1.45	$2.41
Potentially weighted dilutive securities	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

January 26, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,299	$—	$—	$1,299
Cash equivalents:
Money market funds*	2,454	—	—	2,454
Bank certificates of deposit and time deposits	50	—	—	50
U.S. Treasury and agency securities	100	—	—	100
Municipal securities	18	—	—	18
Commercial paper, corporate bonds and medium-term notes	2,343	—	—	2,343
Total cash equivalents	4,965	—	—	4,965
Total cash and cash equivalents	$6,264	$—	$—	$6,264
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$12	$—	$—	$12
U.S. Treasury and agency securities	1,816	—	3	1,813
Non-U.S. government securities**	6	—	—	6
Municipal securities	441	1	2	440
Commercial paper, corporate bonds and medium-term notes	808	3	2	809
Asset-backed and mortgage-backed securities	646	2	4	644
Total fixed income securities	3,729	6	11	3,724
Publicly traded equity securities	540	77	4	613
Equity investments in privately held companies	260	64	26	298
Total equity investments	800	141	30	911
Total short-term and long-term investments	$4,529	$147	$41	$4,635
Total cash, cash equivalents and investments	$10,793	$147	$41	$10,899
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

During the three months ended January 26, 2025 and January 28, 2024, interest income from our cash, cash equivalents and fixed income securities was $116 million and $103 million, respectively.
Maturities of Investments
The following table summarizes the contractual maturities of our investments as of January 26, 2025:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,889	$1,888
Due after one through five years	1,191	1,189
Due after five years	3	3
No single maturity date*	1,446	1,555
Total	$4,529	$4,635
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 26, 2025 and January 28, 2024 gross realized gains and losses on our fixed income portfolio were not material.
As of January 26, 2025 and October 27, 2024, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition; credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three months ended January 26, 2025 and January 28, 2024, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three months ended January 26, 2025 and January 28, 2024 were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024
	(In millions)
Publicly traded equity securities
Unrealized gain	$3	$287
Unrealized loss	(111)	(2)
Realized gain on sales and dividends	3	—
Realized loss on sales or impairment	—	(1)
Equity investments in privately held companies
Unrealized gain	7	1
Unrealized loss	(5)	(6)
Realized gain on sales and dividends	6	2
Total gain (loss) on equity investments, net	$(97)	$281

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	January 26, 2025			October 27, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,545	$—	$2,545	$3,512	$—	$3,512
Bank certificates of deposit and time deposits	—	62	62	—	103	103
U.S. Treasury and agency securities	1,905	8	1,913	2,684	14	2,698
Non-U.S. government securities	—	6	6	—	5	5
Municipal securities	—	458	458	—	460	460
Commercial paper, corporate bonds and medium-term notes	—	3,152	3,152	—	2,590	2,590
Asset-backed and mortgage-backed securities	—	644	644	—	654	654
Total available-for-sale debt security investments	$4,450	$4,330	$8,780	$6,196	$3,826	$10,022
Equity investments with readily determinable values
Publicly traded equity securities	$613	$—	$613	$723	$—	$723
Total equity investments with readily determinable values	$613	$—	$613	$723	$—	$723
Total	$5,063	$4,330	$9,393	$6,919	$3,826	$10,745
_________________________
*Amounts as of January 26, 2025 and October 27, 2024 include $91 million and $91 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of January 26, 2025 and October 27, 2024, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 26, 2025 or October 27, 2024.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations and were not material during the three months ended January 26, 2025 and January 28, 2024.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 26, 2025, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.0 billion. As of October 27, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 26, 2025 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three months ended January 26, 2025 and January 28, 2024.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of January 26, 2025 and October 27, 2024, the total outstanding notional amounts of foreign exchange contracts were $1.7 billion and $2.0 billion, respectively. The fair values of foreign exchange derivative instruments as of January 26, 2025 and October 27, 2024 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three months ended January 26, 2025 and January 28, 2024.
The effects of derivative instruments, both those designated as cash flow hedges and those that are not designated, on the Consolidated Condensed Statements of Operations were not material for the three months ended January 26, 2025 and January 28, 2024.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of January 26, 2025.
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
We sold $34 million and $169 million of account receivables during the three months ended January 26, 2025 and January 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 26, 2025 and January 28, 2024. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
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
The balances of allowance for credit losses were not material as of January 26, 2025 and October 27, 2024, and the changes in allowance for credit losses were not material for the three months ended January 26, 2025 and January 28, 2024.
We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of January 26, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

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
Contract balances at the end of each reporting period were as follows:

	January 26, 2025	October 27, 2024
	(In millions)

Contract assets	$287	$269
Contract liabilities	$2,452	$2,849
The increase in contract assets during the three months ended January 26, 2025 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the three months ended January 26, 2025, we recognized revenue of approximately $1.3 billion related to contract liabilities at October 27, 2024. Contract liabilities decreased during the three months ended January 26, 2025 due to revenue recognized related to contract liabilities at October 27, 2024, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 26, 2025.
There were no credit losses recognized on our accounts receivables and contract assets during both the three months ended January 26, 2025 and January 28, 2024.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Performance Obligations
As of January 26, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $3.0 billion, of which approximately 60% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	January 26, 2025	October 27, 2024

	(In millions)
Inventories
Customer service spares	$1,772	$1,742
Raw materials	1,750	1,680
Work-in-process	935	879
Finished goods
Deferred cost of sales	307	217
Evaluation inventory	443	459
Manufactured on-hand inventory	294	444
Total finished goods	1,044	1,120
Total inventories	$5,501	$5,421

	January 26, 2025	October 27, 2024

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$54	$120
Prepaid expenses and other	928	974
	$982	$1,094

	Useful Life	January 26, 2025	October 27, 2024

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$493	$492
Buildings and improvements	3-30	2,406	2,359
Demonstration and manufacturing equipment	5-8	2,632	2,578
Furniture, fixtures and other equipment	3-5	796	782
Construction in progress		1,083	898
Gross property, plant and equipment		7,410	7,109
Accumulated depreciation		(3,847)	(3,770)
		$3,563	$3,339

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 26, 2025	October 27, 2024

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,719	$2,393
Operating lease right-of-use assets	359	375
Income tax receivables and other assets	312	314
	$2,390	$3,082

	January 26, 2025	October 27, 2024

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,737	$1,570
Compensation and employee benefits	636	1,188
Warranty	362	364
Dividends payable	325	327
Income taxes payable	635	535
Operating lease liabilities, current	81	87
Other	709	749
	$4,485	$4,820

	January 26, 2025	October 27, 2024

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$141	$142
Operating lease liabilities, non-current	247	259
Other	444	409
	$832	$810

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $566 million as of January 26, 2025. Contra-depreciation expense was not material during the three months ended January 26, 2025. Operating incentives recognized as a reduction to research, development and engineering expense were $11 million in the three months ended January 26, 2025. Capital expenditure related incentives reduced our income taxes payable by $257 million as of January 26, 2025, of which $248 million is in accounts payable and accrued expenses and $9 million is deferred income taxes and other assets, in our Consolidated Condensed Balance Sheets.

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
No amounts were outstanding under the Revolving Credit Agreement as of January 26, 2025 and October 27, 2024.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $51 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 26, 2025 and October 27, 2024, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of January 26, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 4.32% and maturities of 91 days, and as of October 27, 2024, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.06% and maturities of 63 days.
Senior Unsecured Notes
Debt outstanding as of January 26, 2025 and October 27, 2024 was as follows:

	Principal Amount
	January 26, 2025	October 27, 2024	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
Total current portion of long-term debt	$700	$700
Long-term debt:
3.300% Senior Notes Due 2027	1,200	1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(10)
Total unamortized debt issuance costs	(29)	(30)
Total long-term debt	$5,461	$5,460

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	(2)	21	—	—	19
Amounts reclassified out of AOCI	(1)	7	—	—	6
Other comprehensive income (loss), net of tax	(3)	28	—	—	25
Balance as of January 26, 2025	$(10)	$(59)	$(87)	$13	$(143)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	20	31	—	—	51
Amounts reclassified out of AOCI	7	2	(9)	—	—
Other comprehensive income (loss), net of tax	27	33	(9)	—	51
Balance as of January 28, 2024	$(23)	$(85)	$(71)	$13	$(166)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 26, 2025 and January 28, 2024 were not material.
Stock Repurchase Program
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing authorization. As of January 26, 2025, approximately $7.6 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three months ended January 26, 2025 and January 28, 2024:

	Three Months Ended
	January 26, 2025	January 28, 2024

	(in millions, except per share amount)
Shares of common stock repurchased	8	5
Cost of stock repurchased (including excise tax)*	$1,314	$703
Average price paid per share (including excise tax)*	$176.32	$153.20
Cost of stock repurchased (excluding excise tax)	$1,305	$700
Average price paid per share (excluding excise tax)	$174.99	$152.60
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
Dividends
In December 2024, our Board of Directors declared a quarterly cash dividend payable in March 2025, in the amount of $0.40 per share. Dividends paid during the three months ended January 26, 2025 and January 28, 2024 totaled $326 million and $266 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
Share-Based Compensation
We have a stockholder-approved equity plan, the Employee Stock Incentive Plan (ESIP), which permits grants to employees of share-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and performance units. In addition, the plan provides for the automatic grant of restricted stock units to non-employee directors and permits the grant of share-based awards to non-employee directors and consultants. Share-based awards made under the plan may be subject to accelerated vesting under certain circumstances, including in the event of a change in control. In addition, we have an Omnibus Employees’ Stock Purchase Plan (ESPP), which enables eligible employees to purchase our common stock.
During the three months ended January 26, 2025 and January 28, 2024, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024

	(In millions)
Cost of products sold	$38	$32
Research, development and engineering	67	56
Marketing and selling	20	18
General and administrative	70	64
Total share-based compensation	$195	$170

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
As of January 26, 2025, we had $1.3 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.9 years. As of January 26, 2025, there were 17 million shares available for grant of share-based awards under the ESIP, and an additional 10 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the three months ended January 26, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 27, 2024	10	$129.31
Granted	4	$167.08
Vested	(3)	$127.54
Canceled	—	$132.40
Outstanding as of January 26, 2025	11	$142.86
As of January 26, 2025, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Three Months Ended
	January 26, 2025	January 28, 2024
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$167.08	$145.08
Total fair value of vested awards	$366	$376
During the first quarter of fiscal 2025, certain members of senior management were granted both awards subject solely to time-based vesting requirements and awards that are subject to the achievement of certain levels of specific performance and market goals, in addition to time-based vesting requirements (Performance-Based Awards). These Performance-Based Awards are subject to the achievement of targeted levels of non-GAAP economic profit and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor’s 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period.
The number of Performance-Based Awards that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial vesting based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. There were no purchases under our ESPP during either of the three months ended January 26, 2025 and January 28, 2024. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 11    Income Taxes
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2025 and 2024 were 44.1 percent and 12.3 percent, respectively. The effective tax rate for the first quarter of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore in fiscal 2025.

Note 12      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 26, 2025, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $307 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 26, 2025, we have provided parent guarantees to banks for approximately $292 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services (AGS), and Display. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of January 26, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
The Semiconductor Systems reportable segment includes semiconductor capital equipment to enable materials engineering steps including etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, advanced wafer packaging, and ion implantation.
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
We derive the segment results directly from our internal management reporting system. The accounting policies we use to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including net revenue and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments.
The Corporate and Other category includes revenues and costs of products not included in our reportable segments, as well as certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs related to certain management, finance, legal, human resources, and research, development and engineering functions provided at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments severance, asset impairment and any associated charges related to restructuring actions, unless these actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Management does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended
	Net Revenue	Operating Income (Loss)

	(In millions)
January 26, 2025:
Semiconductor Systems	$5,356	$1,986
Applied Global Services	1,594	447
Display	183	14
Corporate and Other	33	(272)
Total	$7,166	$2,175
January 28, 2024:
Semiconductor Systems	$4,909	$1,744
Applied Global Services	1,476	417
Display	244	25
Corporate and Other	78	(219)
Total	$6,707	$1,967
Semiconductor Systems and Display revenues are recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Details of goodwill by reportable segment as of January 26, 2025 and October 27, 2024 were as follows:

	January 26, 2025	October 27, 2024

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,496	$2,460
Applied Global Services	1,032	1,032
Display	199	199
Corporate and Other	41	41
	$3,768	$3,732

From time to time, we acquire companies related to our existing or new markets. During the first quarter of fiscal 2025, goodwill increased primarily due to the preliminary purchase accounting for an acquisition, net of adjustments, which was not material to our results of operations or to our balance sheet.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended
	January 26, 2025		January 28, 2024		Change

	(In millions, except percentages)
China	$2,243	31%	$2,997	45%	(25)%
Korea	1,667	23%	1,231	18%	35%
Taiwan	1,183	17%	559	8%	112%
Japan	540	8%	565	9%	(4)%
Southeast Asia	286	4%	186	3%	54%
Asia Pacific	5,919	83%	5,538	83%	7%
United States	917	13%	759	11%	21%
Europe	330	4%	410	6%	(20)%
Total	$7,166	100%	$6,707	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024
Foundry, logic and other	68%	62%
Dynamic random-access memory (DRAM)	28%	34%
Flash memory	4%	4%
	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024

	(In millions)
Unallocated net revenue	$33	$78
Unallocated cost of products sold and expenses	(305)	(297)
Total	$(272)	$(219)

The following customers accounted for at least 10 percent of our net revenue for the three months ended January 26, 2025, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Revenue
Taiwan Semiconductor Manufacturing Company Limited	15%
Samsung Electronics Co., Ltd.	17%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of our results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 27, 2024 contained in our Form 10-K filed on December 13, 2024.
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
The Corporate and Other category includes revenues and costs of product not included in our reportable segments, as well as certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs for certain management, finance, legal, human resources, and RD&E functions performed at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments severance, asset impairment and any associated charges related to restructuring actions, unless these actions pertain to a specific reportable segment.
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
Results of Operations
Fiscal 2025 and 2024 each contain 52 weeks and the first three months of fiscal 2025 and 2024 each contained 13 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended
	January 26, 2025	January 28, 2024	Change

	(In millions, except per share amounts and percentages)
Net revenue	$7,166	$6,707	$459
Gross margin	48.8%	47.8%	1.0 point
Operating income	$2,175	$1,967	$208
Operating margin	30.4%	29.3%	1.1 points
Net income	$1,185	$2,019	$(834)
Earnings per diluted share	$1.45	$2.41	$(0.96)

Net revenue by segment for the periods presented were as follows:

	Three Months Ended
	January 26, 2025		January 28, 2024		Change

	(In millions, except percentages)
Semiconductor Systems	$5,356	75%	$4,909	73%	9%
Applied Global Services	1,594	22%	1,476	22%	8%
Display	183	3%	244	4%	(25)%
Corporate and Other	33	—%	78	1%	(58)%
Total	$7,166	100%	$6,707	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024
Foundry, logic and other	68%	62%
Dynamic random-access memory (DRAM)	28%	34%
Flash memory	4%	4%
	100%	100%

Net revenue in the first quarter of fiscal 2025 increased as compared to the same period in the prior year. Gross margin in the three months ended January 26, 2025 increased compared to the same period in the prior year, primarily driven by favorable changes in customer and product mix and lower material and manufacturing costs.
The Semiconductor Systems segment continued to represent the largest contributor of net revenue. Semiconductor Systems net revenue increased for the three months ended January 26, 2025 compared to the same period in the prior year as customers continued to make strategic investments in new capacity and new technology transitions. Foundry and logic customers’ spending increased for the three months ended January 26, 2025, compared to the same period in the prior year driven primarily by higher customer investments in leading-edge manufacturing technologies. Memory customers’ spending in the first quarter of fiscal 2025 compared to the same period in the prior year was lower due to decreased investments in DRAM technology transitions.
Our AGS net revenue in the three months ended January 26, 2025 increased compared to the same period in the prior year primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares, partially offset by lower customer spending on 200mm equipment.
Our Display net revenue decreased in the three months ended January 26, 2025 compared to the same period in the prior year primarily due to lower customer investments in display fabrication equipment amid ongoing weakness in end market demand.

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended
	January 26, 2025		January 28, 2024		Change

	(In millions, except percentages)
China	$2,243	31%	$2,997	45%	(25)%
Korea	1,667	23%	1,231	18%	35%
Taiwan	1,183	17%	559	8%	112%
Japan	540	8%	565	9%	(4)%
Southeast Asia	286	4%	186	3%	54%
Asia Pacific	5,919	83%	5,538	83%	7%
United States	917	13%	759	11%	21%
Europe	330	4%	410	6%	(20)%
Total	$7,166	100%	$6,707	100%	7%

Net revenue increased from customers in Korea and Taiwan in the three months ended January 26, 2025 compared to the same period in the prior year primarily due to investments in semiconductor equipment and spending on spares and services.
Net revenue decreased from customers in China in the three months ended January 26, 2025 compared to the same period in the prior year primarily due to lower investments in semiconductor equipment, partially offset by higher customer spending on spares and services.
Net revenue increased from customers in the United States in the three months ended January 26, 2025 compared to the same period in the prior year primarily due to investments in semiconductor equipment, partially offset by a decrease in investments in 200mm equipment.
The changes in net revenue from customers in all other regions in the three months ended January 26, 2025 compared to the same period in the prior year primarily reflected changes in investment in semiconductor equipment and spending on services.
Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024	Change

	(In millions)
Research, development and engineering (RD&E)	$859	$754	$105
Marketing and selling	$206	$207	$(1)
General and administrative (G&A)	$256	$276	$(20)
RD&E expenses for the three months ended January 26, 2025 increased compared to the same period in the prior year primarily due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize existing RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three months ended January 26, 2025 was flat compared to the same period in the prior year.
G&A expenses in the three months ended January 26, 2025 decreased compared to the same period in the prior year primarily due to decreases in professional fees and variable compensation.

Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024	Change

	(In millions)
Interest expense	$64	$59	$5
Interest and other income (expense), net	$8	$395	$(387)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended January 26, 2025 increased slightly as a result of the issuance of senior unsecured notes in June 2024, compared to the same period in the prior year.
Interest and other income (expense), net in the three months ended January 26, 2025 decreased compared to the same period in the prior year, primarily driven by higher net loss on equity investments, partially offset by higher interest income.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024	Change

	(In millions, except percentages)
Provision for income taxes	$934	$284	$650
Effective income tax rate	44.1%	12.3%	31.8 points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2025 and 2024 were 44.1 percent and 12.3 percent, respectively. The effective tax rate for the first quarter of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore in fiscal 2025.

Segment Operating Income
Operating income by segment for the periods presented were as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$1,986	$1,744	$242	14%
Applied Global Services	447	417	30	7%
Display	14	25	(11)	(44)%
Corporate and Other	(272)	(219)	(53)	24%
Total	$2,175	$1,967	$208
Operating margin
Semiconductor Systems	37.1%	35.5%	1.6 points
Applied Global Services	28.0%	28.3%	(0.3) points
Display	7.7%	10.2%	(2.5) points
Semiconductor System’s operating margin for the three months ended January 26, 2025 increased compared to the same period in the prior year primarily driven by favorable changes in customer and product mix, lower material and manufacturing costs, partially offset by increased RD&E expenses.
AGS’ operating margin for the three months ended January 26, 2025 decreased slightly compared to the same period in the prior year primarily due to a decrease in 200mm equipment net revenue, higher excess and obsolete inventory, partially offset by higher net revenue from services and spares.
Display’s operating margin for the three months ended January 26, 2025 decreased compared to the same period in the prior year primarily due to the decrease in Display net revenue, partially offset by favorable product mix.

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
Accounting Standards Adopted
For a description of recently adopted accounting standards, including the date of adoption and the effect, if any, on our consolidated financial statements, see Note 1 “Basis of Presentation and Recently Adopted Accounting Standards,” of the Notes to Consolidated Condensed Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consist of the following:

	January 26, 2025	October 27, 2024

	(In millions)
Cash and cash equivalents	$6,264	$8,022
Short-term investments	1,949	1,449
Long-term investments	2,686	2,787
Total cash, cash-equivalents and investments	$10,899	$12,258
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities is as follows:

	Three Months Ended
	January 26, 2025	January 28, 2024

	(In millions)
Cash provided by operating activities	$925	$2,325
Cash used in investing activities	$(897)	$(447)
Cash used in financing activities	$(1,786)	$(1,157)
Operating Activities
Cash from operating activities for the three months ended January 26, 2025 was $925 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first three months of fiscal 2025 compared to the same period in the prior year primarily due to lower collections of customer receivable balances, lower new billings for products and services for which there were unsatisfied performance obligations, partially offset by lower payments to vendors.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $34 million and $169 million of account receivables during the three months ended January 26, 2025 and January 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three months ended January 26, 2025 and January 28, 2024, respectively.
Our working capital was $13.0 billion as of January 26, 2025 and $12.8 billion as of October 27, 2024.
Days sales outstanding of our accounts receivable at January 26, 2025 and January 28, 2024 were 76 days and 64 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to higher accounts receivable balance as a result of the timing of customer payments, and unfavorable revenue linearity.
Investing Activities
We used $897 million of cash in investing activities during the three months ended January 26, 2025. Capital expenditures totaled $381 million, purchases of investments, net of proceeds from sales and maturities of investments were $488 million, and net cash paid for acquisition of $28 million, during the three months ended January 26, 2025
Our investment portfolio consists principally of investment grade money market mutual funds, U.S. Treasury and agency securities, municipal bonds, corporate bonds and mortgage-backed and asset-backed securities, as well as equity securities. We regularly monitor the credit risk in our investment portfolio and take appropriate measures, which may include the sale of certain securities, to manage such risks prudently in accordance with our investment policies.

Financing Activities
We used $1.8 billion of cash in financing activities during the three months ended January 26, 2025, consisting primarily of cash used for repurchases of common stock of $1.3 billion, a quarterly cash dividend paid to stockholders totaling $326 million, and tax withholding payments for vested equity awards of $142 million.
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
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing authorization. As of January 26, 2025, approximately $7.6 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $1.6 billion, of which $1.5 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement is scheduled to expire in February 2026, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of January 26, 2025. No amounts were outstanding under the Revolving Credit Agreement as of January 26, 2025 and October 27, 2024. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may from time to time issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of January 26, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $6.2 billion outstanding as of January 26, 2025. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. See Note 12 of the Notes to the Consolidated Condensed Financial Statements for additional discussion related to our guarantee agreements and arrangements.
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of January 26, 2025, we had $459 million of total payments remaining, payable in installments in the next two years.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. Investments related to the 25% investment tax credit reduced our income taxes payable by $257 million as of January 26, 2025.
Various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project, and where enacted, the rules began to be effective in fiscal 2025. The impact of the currently enacted legislation is not expected to be material to our fiscal 2025 financial results. We continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows. The adoption and effective dates of these rules vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes, in future years.
We have been granted additional conditional reduced tax rates in Singapore that expire beginning in fiscal 2030.

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
There have been no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for fiscal year ended October 27, 2024.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks as of October 27, 2024, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 27, 2024.
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $3.7 billion at January 26, 2025. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of January 26, 2025 of approximately $35 million.
Debt - At January 26, 2025, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.0 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $405 million at January 26, 2025. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $144 million at January 26, 2025.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2025, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
The information set forth under “Legal Matters” in Note 12 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference. See also “Risk Factors – Risks Related to Legal, Compliance, and Other Risks – We are exposed to risks related to legal proceedings, claims and investigations.” in Part II, Item 1A, “Risk Factors.”

Item 1A:      Risk Factors
The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Part I, Item 1A of our most recent Form 10-K. These factors could materially and adversely affect our business, financial condition or results of operations and cause reputational harm, and should be carefully considered in evaluating our business, in addition to other information presented elsewhere in this report.
Business and Industry Risks
The industries we serve can be volatile and difficult to predict.
We are a supplier to the global semiconductor and display and related industries, which historically have been cyclical and are subject to volatility in customer demand. Factors that impact demand for our products and services include technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, such as demand for high-bandwidth memory and other forms of advanced packaging and technologies related to artificial intelligence and data center computing, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Although artificial intelligence is a relatively new demand driver for semiconductors and semiconductor equipment, it is evolving rapidly and the expected investment cost needed to train and deploy effective artificial intelligence can change significantly. As a result, it is difficult to accurately forecast such demand. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In the three-month period ended January 26, 2025, approximately 87% of our net revenue was to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
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
A majority of our products and services are delivered to customers in jurisdictions outside of the United States, including China, Taiwan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase or impose new tariffs on a broad array of goods. Trade restrictions and export regulations, or increased or new tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in semiconductor equipment, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
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
A relatively limited number of customers account for a substantial portion of our business. Our customer base is geographically concentrated, particularly in China, Taiwan and Korea. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and operating results to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders (including as a result of uncertain or adverse economic conditions, our inability to fulfill orders due to export regulations, shortage of parts, transportation capacity/interruptions or any other reason), we may not be able to replace the business, which may have a material and adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
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
•volatility in the availability and cost of parts, commodities, energy and shipping related to our products, including increased costs due to rising inflation or interest rates or other market conditions, as well as uncertainties arising from the imposition of tariffs and any retaliatory measures;
•difficulties or delays in obtaining required import or export licenses and approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•a worldwide shortage of semiconductor components as a result of sharp increases in demand for semiconductor products in general;
•our and our suppliers’ ability to cost-effectively access critical materials and critical minerals needed for our products;
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
•differences in growth rates among the semiconductor, display and related industries in which we operate;
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
•complete our new Equipment and Process Innovation and Commercialization Center and other major infrastructure projects on schedule and on budget, and realize the anticipated benefits of those projects;
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
•requirements imposed by government regulators in connection with their review of a transaction, including post-closing investigations of non-notified transactions, which may include, among other things, divestitures and restrictions on the conduct of our existing business or the acquired business;
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
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, cybersecurity, privacy policies and compliance programs, trade control processes or programs, or environmental, health and safety, anti-corruption, human resource, or other policies or practices;
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
There have been a number of proposed changes in the tax laws that could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material and adverse impact on our results of operations and financial condition. For example, various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project, and where enacted, the rules began to be effective in fiscal 2025. We continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows. The adoption and effective dates of these rules vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in future years.
We have been granted additional conditional reduced tax rates in Singapore that expire beginning in fiscal 2030. There is risk our conditional reduced tax rates may not be renewed.
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
As of January 26, 2025 we had $6.2 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $1.5 billion revolving credit facility. While no amounts were outstanding under this credit facility as of January 26, 2025, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
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
We periodically implement new or enhanced information systems. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If the implementation or improvement of information systems is delayed or unsuccessful, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.
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
We periodically communicate our strategies and targets related to sustainability matters. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations, including increasing customer demand for sustainable products, and regulatory requirements, as well as actions taken to achieve our sustainability targets, could cause us to incur substantial expense and alter our manufacturing, operations or equipment designs and processes. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could in turn adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time, and may result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new climate and sustainability laws and regulations, such as the State of California’s new climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive and the United States Securities and Exchange Commission’s rules on climate-related risks. Compliance with such laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or performance.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2023, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing authorization. As of January 26, 2025, approximately $7.6 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 28, 2024 to November 24, 2024)	3.0	$181.11	$550	3.0	$8,319
Month #2
(November 25, 2024 to December 22, 2024)	3.8	$172.73	652	3.8	$7,667
Month #3
(December 23, 2024 to January 26, 2025)	0.7	$174.71	112	0.7	$7,555
Total	7.5	$176.32	$1,314	7.5
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 26, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

February 20, 2025	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

February 20, 2025	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)