Form 10-Q
period 2025-04-27
APPLIED MATERIALS INC /DE
filed 2025-05-22
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2025
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 27, 2025: 802,498,217

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 27, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(Unaudited)
Net revenue	$7,100	$6,646	$14,266	$13,353
Cost of products sold	3,615	3,493	7,285	6,996
Gross profit	3,485	3,153	6,981	6,357
Operating expenses:
Research, development and engineering	893	785	1,752	1,539
Marketing and selling	216	209	422	416
General and administrative	207	247	463	523
Total operating expenses	1,316	1,241	2,637	2,478
Income from operations	2,169	1,912	4,344	3,879
Interest expense	68	59	132	118
Interest and other income (expense), net	221	141	229	536
Income before income taxes	2,322	1,994	4,441	4,297
Provision for income taxes	185	272	1,119	556
Net income	$2,137	$1,722	$3,322	$3,741
Earnings per share:
Basic	$2.64	$2.08	$4.10	$4.50
Diluted	$2.63	$2.06	$4.08	$4.47
Weighted average number of shares:
Basic	809	830	811	831
Diluted	812	836	815	837
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(Unaudited)
Net income	$2,137	$1,722	$3,322	$3,741
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	8	(9)	5	18
Change in unrealized net loss on derivative instruments	(9)	3	19	36
Change in defined and postretirement benefit plans	—	—	—	(9)
Other comprehensive income (loss), net of tax	(1)	(6)	24	45
Comprehensive income	$2,136	$1,716	$3,346	$3,786
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 27, 2025	October 27, 2024

ASSETS
Current assets:
Cash and cash equivalents	$6,169	$8,022
Short-term investments	578	1,449
Accounts receivable, net	6,187	5,234
Inventories	5,656	5,421
Other current assets	1,118	1,094
Total current assets	19,708	21,220
Long-term investments	3,638	2,787
Property, plant and equipment, net	3,832	3,339
Goodwill	3,748	3,732
Purchased technology and other intangible assets, net	249	249
Deferred income taxes and other assets	2,457	3,082
Total assets	$33,632	$34,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$799	$799
Accounts payable and accrued expenses	4,706	4,820
Contract liabilities	2,491	2,849
Total current liabilities	7,996	8,468
Long-term debt	5,462	5,460
Income taxes payable	321	670
Other liabilities	892	810
Total liabilities	14,671	15,408
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,966	9,660
Retained earnings	52,280	49,651
Treasury stock	(43,149)	(40,150)
Accumulated other comprehensive loss	(144)	(168)
Total stockholders’ equity	18,961	19,001
Total liabilities and stockholders’ equity	$33,632	$34,409
Amounts as of April 27, 2025 are unaudited. Amounts as of October 27, 2024 are derived from the October 27, 2024 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 26, 2025	812	$8	$9,713	$50,511	1,219	$(41,464)	$(143)	$18,625
Net income	—	—	—	2,137	—	—	—	2,137
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1)	(1)
Dividends declared ($0.46 per common share)	—	—	—	(368)	—	—	—	(368)
Share-based compensation	—	—	159	—	—	—	—	159
Net issuance under stock plans	1	—	94	—	—	—	—	94
Common stock repurchases	(11)	—	—	—	11	(1,685)	—	(1,685)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	3,322	—	—	—	3,322
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	24	24
Dividends declared ($0.86 per common share)	—	—	—	(693)	—	—	—	(693)
Share-based compensation	—	—	354	—	—	—	—	354
Net issuance under stock plans	3	—	(48)	—	—	—	—	(48)
Common stock repurchases	(19)	—	—	—	19	(2,999)	—	(2,999)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 28, 2024	831	$8	$9,109	$45,480	1,196	$(37,002)	$(166)	$17,429
Net income	—	—	—	1,722	—	—	—	1,722
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(6)	(6)
Dividends declared ($0.40 per common share)	—	—	—	(331)	—	—	—	(331)
Share-based compensation	—	—	134	—	—	—	—	134
Net issuance under stock plans	1	—	78	—	—	—	—	78
Common stock repurchases	(4)	—	—	—	4	(827)	—	(827)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	3,741	—	—	—	3,741
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	45	45
Dividends declared ($0.72 per common share)	—	—	—	(596)	—	—	—	(596)
Share-based compensation	—	—	304	—	—	—	—	304
Net issuance under stock plans	4	—	(114)	—	—	—	—	(114)
Common stock repurchases	(9)	—	—	—	9	(1,530)	—	(1,530)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 27, 2025	April 28, 2024

	(Unaudited)
Cash flows from operating activities:
Net income	$3,322	$3,741
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	208	187
Share-based compensation	354	304
Deferred income taxes	672	(206)
Other	(14)	(247)
Changes in operating assets and liabilities:
Accounts receivable	(953)	387
Inventories	(235)	34
Other current and non-current assets	(30)	152
Accounts payable and accrued expenses	(92)	(255)
Contract liabilities	(358)	(364)
Income taxes payable	(373)	(17)
Other liabilities	(5)	1
Cash provided by operating activities	2,496	3,717
Cash flows from investing activities:
Capital expenditures	(891)	(486)
Cash paid for acquisitions, net of cash acquired	(29)	—
Proceeds from asset sale	33	—
Proceeds from sales and maturities of investments	3,144	1,113
Purchases of investments	(2,933)	(1,223)
Cash used in investing activities	(676)	(596)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	300	200
Repayments of commercial paper	(300)	(200)
Proceeds from common stock issuances	129	119
Common stock repurchases	(2,988)	(1,520)
Tax withholding payments for vested equity awards	(177)	(233)
Payments of dividends to stockholders	(651)	(532)
Payments of debt issuance costs	(2)	—
Repayments of principal on finance leases	—	(13)
Cash used in financing activities	(3,689)	(2,179)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(1,869)	942
Cash, cash equivalents and restricted cash equivalents — beginning of period	8,113	6,233
Cash, cash equivalents and restricted cash equivalents — end of period	$6,244	$7,175
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$6,169	$7,085
Restricted cash equivalents included in deferred income taxes and other assets	75	90
Total cash, cash equivalents and restricted cash equivalents	$6,244	$7,175
Supplemental cash flow information:
Cash payments for income taxes	$833	$606
Cash refunds from income taxes	$75	$5
Cash payments for interest	$120	$102
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and six months ended April 27, 2025 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2025 and 2024 contain 52 weeks each and the first six months of fiscal 2025 and 2024 each contained 26 weeks.
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

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(In millions, except per share amounts)
Numerator:
Net income	$2,137	$1,722	$3,322	$3,741
Denominator:
Weighted average common shares outstanding	809	830	811	831
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	3	6	4	6
Denominator for diluted earnings per share	812	836	815	837
Basic earnings per share	$2.64	$2.08	$4.10	$4.50
Diluted earnings per share	$2.63	$2.06	$4.08	$4.47
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

April 27, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,440	$—	$—	$1,440
Cash equivalents:
Money market funds*	2,534	—	—	2,534
Bank certificates of deposit and time deposits	100	—	—	100
Municipal securities	50	—	—	50
Commercial paper, corporate bonds and medium-term notes	2,045	—	—	2,045
Total cash equivalents	4,729	—	—	4,729
Total cash and cash equivalents	$6,169	$—	$—	$6,169
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$9	$—	$—	$9
U.S. Treasury and agency securities	393	2	—	395
Non-U.S. government securities**	8	—	—	8
Municipal securities	449	2	2	449
Commercial paper, corporate bonds and medium-term notes	871	4	1	874
Asset-backed and mortgage-backed securities	626	2	3	625
Total fixed income securities	2,356	10	6	2,360
Publicly traded equity securities	1,365	175	20	1,520
Equity investments in privately held companies	300	63	27	336
Total equity investments	1,665	238	47	1,856
Total short-term and long-term investments	$4,021	$248	$53	$4,216
Total cash, cash equivalents and investments	$10,190	$248	$53	$10,385
_________________________
*Excludes $75 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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

During the three months ended April 27, 2025 and April 28, 2024, interest income from our cash, cash equivalents and fixed income securities was $101 million and $118 million, respectively.
During the six months ended April 27, 2025 and April 28, 2024, interest income from our cash, cash equivalents and fixed income securities was $217 million and $221 million, respectively.
Maturities of Investments
The following table summarizes the contractual maturities of our investments as of April 27, 2025:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$512	$512
Due after one through five years	1,215	1,220
Due after five years	3	3
No single maturity date*	2,291	2,481
Total	$4,021	$4,216
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 27, 2025 and April 28, 2024 gross realized gains and losses on our fixed income portfolio were not material.
As of April 27, 2025 and October 27, 2024, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and six months ended April 27, 2025 and April 28, 2024, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three and six months ended April 27, 2025 and April 28, 2024 were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
	(In millions)
Publicly traded equity securities
Unrealized gain	$110	$25	$113	$312
Unrealized loss	(28)	(1)	(139)	(3)
Realized gain on sales and dividends	22	2	25	2
Realized loss on sales or impairment	—	—	—	(1)
Equity investments in privately held companies
Unrealized gain	—	—	7	1
Unrealized loss	(2)	(4)	(7)	(10)
Realized gain on sales and dividends	1	1	7	3
Realized loss on sales or impairment	(5)	—	(5)	—
Total gain (loss) on equity investments, net	$98	$23	$1	$304

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	April 27, 2025			October 27, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,609	$—	$2,609	$3,512	$—	$3,512
Bank certificates of deposit and time deposits	—	109	109	—	103	103
U.S. Treasury and agency securities	387	8	395	2,684	14	2,698
Non-U.S. government securities	—	8	8	—	5	5
Municipal securities	—	499	499	—	460	460
Commercial paper, corporate bonds and medium-term notes	—	2,919	2,919	—	2,590	2,590
Asset-backed and mortgage-backed securities	—	625	625	—	654	654
Total available-for-sale debt security investments	$2,996	$4,168	$7,164	$6,196	$3,826	$10,022
Equity investments with readily determinable values
Publicly traded equity securities	$1,520	$—	$1,520	$723	$—	$723
Total equity investments with readily determinable values	$1,520	$—	$1,520	$723	$—	$723
Total	$4,516	$4,168	$8,684	$6,919	$3,826	$10,745
_________________________
*Amounts as of April 27, 2025 and October 27, 2024 include $75 million and $91 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of April 27, 2025 and October 27, 2024, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 27, 2025 or October 27, 2024.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations and were not material during the three and six months ended April 27, 2025 and April 28, 2024.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 27, 2025, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.0 billion. As of October 27, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 27, 2025 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and six months ended April 27, 2025 and April 28, 2024.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of April 27, 2025 and October 27, 2024, the total outstanding notional amounts of foreign exchange contracts were $2.1 billion and $2.0 billion, respectively. The fair values of foreign exchange derivative instruments as of April 27, 2025 and October 27, 2024 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three and six months ended April 27, 2025 and April 28, 2024.
The effects of derivative instruments, both those designated as cash flow hedges and those that are not designated, on the Consolidated Condensed Statements of Operations were not material for the three and six months ended April 27, 2025 and April 28, 2024.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of April 27, 2025.
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
We sold $75 million and $109 million of account receivables during the three and six months ended April 27, 2025, respectively. We sold $95 million and $264 million of account receivables during the three and six months ended April 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three and six months ended April 27, 2025 and April 28, 2024. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
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
The balances of allowance for credit losses were not material as of April 27, 2025 and October 27, 2024, and the changes in allowance for credit losses were not material for the three and six months ended April 27, 2025 and April 28, 2024.
We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of April 27, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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
Contract balances at the end of each reporting period were as follows:

	April 27, 2025	October 27, 2024
	(In millions)

Contract assets	$371	$269
Contract liabilities	$2,491	$2,849
The increase in contract assets during the six months ended April 27, 2025 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the six months ended April 27, 2025, we recognized revenue of approximately $1.9 billion related to contract liabilities at October 27, 2024. Contract liabilities decreased during the six months ended April 27, 2025 due to revenue recognized related to contract liabilities at October 27, 2024, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 27, 2025.
There were no credit losses recognized on our accounts receivables and contract assets during both the six months ended April 27, 2025 and April 28, 2024.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Performance Obligations
As of April 27, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $2.5 billion, of which approximately 52% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	April 27, 2025	October 27, 2024

	(In millions)
Inventories
Customer service spares	$1,752	$1,742
Raw materials	1,865	1,680
Work-in-process	909	879
Finished goods
Deferred cost of sales	284	217
Evaluation inventory	485	459
Manufactured on-hand inventory	361	444
Total finished goods	1,130	1,120
Total inventories	$5,656	$5,421

	April 27, 2025	October 27, 2024

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$55	$120
Prepaid expenses and other	1,063	974
	$1,118	$1,094

	Useful Life	April 27, 2025	October 27, 2024

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$513	$492
Buildings and improvements	3-30	2,628	2,359
Demonstration and manufacturing equipment	5-8	2,667	2,578
Furniture, fixtures and other equipment	3-5	802	782
Construction in progress		1,116	898
Gross property, plant and equipment		7,726	7,109
Accumulated depreciation		(3,894)	(3,770)
		$3,832	$3,339

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 27, 2025	October 27, 2024

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,723	$2,393
Operating lease right-of-use assets	434	375
Income tax receivables and other assets	300	314
	$2,457	$3,082

	April 27, 2025	October 27, 2024

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,803	$1,570
Compensation and employee benefits	844	1,188
Warranty	370	364
Dividends payable	369	327
Income taxes payable	309	535
Operating lease liabilities, current	81	87
Other	930	749
	$4,706	$4,820

	April 27, 2025	October 27, 2024

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$142	$142
Operating lease liabilities, non-current	328	259
Other	422	409
	$892	$810

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $682 million as of April 27, 2025. Contra-depreciation expense was not material during the three and six months ended April 27, 2025. Operating incentives recognized as a reduction to research, development and engineering expense were $7 million and $18 million in the three and six months ended April 27, 2025, respectively. Capital expenditure related incentives reduced our income taxes payable by $142 million as of April 27, 2025, of which $133 million is in accounts payable and accrued expenses and $9 million is deferred income taxes and other assets, in our Consolidated Condensed Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 9      Borrowing Facilities and Debt
Revolving Credit Facilities
In February 2025, we entered into a $2.0 billion committed unsecured revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.5 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Revolving Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Revolving Credit Agreement replaced the prior $1.5 billion credit agreement, which was scheduled to expire in February 2026.
No amounts were outstanding under the Revolving Credit Agreement as of April 27, 2025 or under the prior revolving credit agreement as of October 27, 2024.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $56 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of April 27, 2025 and October 27, 2024, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of April 27, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 4.34% and maturities of 90 days, and as of October 27, 2024, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.06% and maturities of 63 days.
Senior Unsecured Notes
Debt outstanding as of April 27, 2025 and October 27, 2024 was as follows:

	Principal Amount
	April 27, 2025	October 27, 2024	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
Total current portion of long-term debt	$700	$700
Long-term debt:
3.300% Senior Notes Due 2027	$1,200	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(10)
Total unamortized debt issuance costs	(28)	(30)
Total long-term debt	$5,462	$5,460

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	5	13	—	—	18
Amounts reclassified out of AOCI	—	6	—	—	6
Other comprehensive income (loss), net of tax	5	19	—	—	24
Balance as of April 27, 2025	$(2)	$(68)	$(87)	$13	$(144)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	13	37	—	—	50
Amounts reclassified out of AOCI	5	(1)	(9)	—	(5)
Other comprehensive income (loss), net of tax	18	36	(9)	—	45
Balance as of April 28, 2024	$(32)	$(82)	$(71)	$13	$(172)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 27, 2025 and April 28, 2024 were not material.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization from March 2023. As of April 27, 2025, approximately $15.9 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three and six months ended April 27, 2025 and April 28, 2024:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(in millions, except per share amount)
Shares of common stock repurchased	11	4	19	9
Cost of stock repurchased (including excise tax)*	$1,685	$827	$2,999	$1,530
Average price paid per share (including excise tax)*	$148.88	$199.59	$159.77	$175.23
Cost of stock repurchased (excluding excise tax)	$1,670	$820	$2,975	$1,520
Average price paid per share (excluding excise tax)	$147.59	$197.77	$158.47	$174.04
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
Dividends
In March 2025 and December 2024, our Board of Directors declared quarterly cash dividends in the amount of $0.46 and $0.40 per share, respectively. The dividend declared in March 2025 is payable in June 2025. Dividends paid during the six months ended April 27, 2025 and April 28, 2024 totaled $651 million and $532 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
During the three and six months ended April 27, 2025 and April 28, 2024, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(In millions)
Cost of products sold	$40	$33	$78	$65
Research, development and engineering	64	54	131	110
Marketing and selling	22	18	42	36
General and administrative	33	29	103	93
Total share-based compensation	$159	$134	$354	$304

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
As of April 27, 2025, we had $1.2 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.7 years. As of April 27, 2025, there were 17 million shares available for grant of share-based awards under the ESIP, and an additional 9 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the six months ended April 27, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 27, 2024	10	$129.31
Granted	4	$166.52
Vested	(3)	$127.23
Canceled	—	$136.63
Outstanding as of April 27, 2025	11	$144.01
As of April 27, 2025, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Six Months Ended
	April 27, 2025	April 28, 2024
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$166.52	$146.05
Total fair value of vested awards	$441	$421
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in each of the three and six months ended April 27, 2025 and April 28, 2024. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 27, 2025	April 28, 2024

Dividend yield	1.21%	0.76%
Expected volatility	42.3%	35.6%
Risk-free interest rate	4.27%	5.27%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$41.47	$53.98

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
Our effective tax rates for the second quarter of fiscal 2025 and 2024 were 8.0 percent and 13.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2025 was lower than the same period in the prior fiscal year, primarily due to a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations.
Our effective tax rates for the first six months of fiscal 2025 and 2024 were 25.2 percent and 12.9 percent, respectively. The effective tax rate for the first six months of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, partially offset by a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 27, 2025, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $345 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 27, 2025, we have provided parent guarantees to banks for approximately $296 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services (AGS), and Display. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of April 27, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Six Months Ended
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)

	(In millions)
April 27, 2025:
Semiconductor Systems	$5,255	$1,900	$10,611	$3,886
Applied Global Services	1,566	446	3,160	893
Display	259	68	442	82
Corporate and Other	20	(245)	53	(517)
Total	$7,100	$2,169	$14,266	$4,344
April 28, 2024:
Semiconductor Systems	$4,901	$1,701	$9,810	$3,445
Applied Global Services	1,530	436	3,006	853
Display	179	5	423	30
Corporate and Other	36	(230)	114	(449)
Total	$6,646	$1,912	$13,353	$3,879
Semiconductor Systems and Display revenues are recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Details of goodwill by reportable segment as of April 27, 2025 and October 27, 2024 were as follows:

	April 27, 2025	October 27, 2024

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,476	$2,460
Applied Global Services	1,032	1,032
Display	199	199
Corporate and Other	41	41
	$3,748	$3,732

From time to time, we acquire companies related to our existing or new markets. During the first six months of fiscal 2025, goodwill increased primarily due to the preliminary purchase accounting for an acquisition, net of adjustments, which was not material to our results of operations or to our balance sheet.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Six Months Ended
	April 27, 2025		April 28, 2024		Change	April 27, 2025		April 28, 2024		Change

	(In millions, except percentages)
China	$1,774	25%	$2,831	43%	(37)%	$4,017	28%	$5,828	44%	(31)%
Korea	1,562	22%	988	15%	58%	3,229	23%	2,219	16%	46%
Taiwan	1,997	28%	1,019	15%	96%	3,180	22%	1,578	12%	102%
Japan	572	8%	453	7%	26%	1,112	8%	1,018	8%	9%
Southeast Asia	135	2%	213	3%	(37)%	421	3%	399	3%	6%
Asia Pacific	6,040	85%	5,504	83%	10%	11,959	84%	11,042	83%	8%
United States	808	11%	853	13%	(5)%	1,725	12%	1,612	12%	7%
Europe	252	4%	289	4%	(13)%	582	4%	699	5%	(17)%
Total	$7,100	100%	$6,646	100%	7%	$14,266	100%	$13,353	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Foundry, logic and other	65%	65%	66%	63%
Dynamic random-access memory (DRAM)	27%	32%	28%	33%
Flash memory (NAND)	8%	3%	6%	4%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024

	(In millions)
Unallocated net revenue	$20	$36	$53	$114
Unallocated cost of products sold and expenses	(265)	(266)	(570)	(563)
Total	$(245)	$(230)	$(517)	$(449)

The following customers accounted for at least 10 percent of our net revenue for the six months ended April 27, 2025, and sales to these customers included products and services from multiple reportable segments.

Percentage of Net Revenue
Taiwan Semiconductor Manufacturing Company Limited	18%
Samsung Electronics Co., Ltd.	17%

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
Our strategic priorities include developing products that help solve customers’ challenges at technology inflections, growing our service business, and expanding our served market opportunities in the semiconductor and display industries. Our long-term growth strategy requires continued development of new materials engineering capabilities, including products and platforms that enable expansion into new and adjacent markets. Our significant investments in research, development and engineering (RD&E) are intended to enable us to deliver new products and technologies before the emergence of strong demand, allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. We collaborate closely with our global customers to design systems and processes to meet their technical and production requirements.
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
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. Also, the United States has recently announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses. For a description of these risks, see the risk factors entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” and “Business and Industry Risks - We are exposed to risks and uncertainty related to recent changes in trade policies, increased tariffs and trade disputes” in Part II, Item 1A, “Risk Factors.”

Results of Operations
Fiscal 2025 and 2024 each contain 52 weeks and the first six months of fiscal 2025 and 2024 each contained 26 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended			Six Months Ended
	April 27, 2025	April 28, 2024	Change	April 27, 2025	April 28, 2024	Change

	(In millions, except per share amounts and percentages)
Net revenue	$7,100	$6,646	$454	$14,266	$13,353	$913
Gross margin	49.1%	47.4%	1.7 points	48.9%	47.6%	1.3 points
Operating income	$2,169	$1,912	$257	$4,344	$3,879	$465
Operating margin	30.5%	28.8%	1.7 points	30.5%	29.0%	1.5 points
Net income	$2,137	$1,722	$415	$3,322	$3,741	$(419)
Earnings per diluted share	$2.63	$2.06	$0.57	$4.08	$4.47	$(0.39)
Net revenue by segment for the periods presented were as follows:

	Three Months Ended					Six Months Ended
	April 27, 2025		April 28, 2024		Change	April 27, 2025		April 28, 2024		Change

	(In millions, except percentages)
Semiconductor Systems	$5,255	74%	$4,901	74%	7%	$10,611	75%	$9,810	73%	8%
Applied Global Services	1,566	22%	1,530	23%	2%	3,160	22%	3,006	23%	5%
Display	259	4%	179	3%	45%	442	3%	423	3%	4%
Corporate and Other	20	—%	36	—%	(44)%	53	—%	114	1%	(54)%
Total	$7,100	100%	$6,646	100%	7%	$14,266	100%	$13,353	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	April 27, 2025	April 28, 2024	April 27, 2025	April 28, 2024
Foundry, logic and other	65%	65%	66%	63%
Dynamic random-access memory (DRAM)	27%	32%	28%	33%
Flash memory (NAND)	8%	3%	6%	4%
	100%	100%	100%	100%

Net revenue in the three and six months ended April 27, 2025 increased as compared to the same periods in the prior year. Gross margin in the three and six months ended April 27, 2025 increased compared to the same periods in the prior year, primarily driven by higher net revenue, favorable changes in customer and product mix and lower material and manufacturing costs.

The Semiconductor Systems segment continued to represent the largest contributor of net revenue. Semiconductor Systems net revenue increased for the three and six months ended April 27, 2025 compared to the same periods in the prior year as customers continued to make strategic investments in new capacity and new technology transitions. Foundry and logic customers’ spending increased for the three and six months ended April 27, 2025, compared to the same periods in the prior year driven primarily by higher customer investments in leading-edge manufacturing technologies. Memory customers’ spending in the three months ended April 27, 2025 was higher compared to the same period in the prior year due to increased customer investments in NAND fabrication equipment upgrades, partially offset by decreased investments in DRAM technology transitions. Memory customers’ spending in the first six months of fiscal 2025 compared to the same period in the prior year was lower due to decreased investments in DRAM technology transitions, offset by an increase in customer investments in NAND fabrication equipment upgrades.
Our AGS net revenue in the three and six months ended April 27, 2025 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares, partially offset by lower customer spending on 200mm equipment.
Our Display net revenue increased in the three and six months ended April 27, 2025 compared to the same periods in the prior year primarily due to higher customer investments in display fabrication equipment for IT products including laptops, monitors and tablets, partially offset by lower customer investments in display fabrication equipment for mobile devices.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Six Months Ended
	April 27, 2025		April 28, 2024		Change	April 27, 2025		April 28, 2024		Change

	(In millions, except percentages)
China	$1,774	25%	$2,831	43%	(37)%	$4,017	28%	$5,828	44%	(31)%
Korea	1,562	22%	988	15%	58%	3,229	23%	2,219	16%	46%
Taiwan	1,997	28%	1,019	15%	96%	3,180	22%	1,578	12%	102%
Japan	572	8%	453	7%	26%	1,112	8%	1,018	8%	9%
Southeast Asia	135	2%	213	3%	(37)%	421	3%	399	3%	6%
Asia Pacific	6,040	85%	5,504	83%	10%	11,959	84%	11,042	83%	8%
United States	808	11%	853	13%	(5)%	1,725	12%	1,612	12%	7%
Europe	252	4%	289	4%	(13)%	582	4%	699	5%	(17)%
Total	$7,100	100%	$6,646	100%	7%	$14,266	100%	$13,353	100%	7%

Net revenue increased from customers in Korea and Taiwan in the three and six months ended April 27, 2025 compared to the same periods in the prior year primarily due to investments in semiconductor equipment and spending on spares and services.
Net revenue decreased from customers in China in the three and six months ended April 27, 2025 compared to the same periods in the prior year primarily due to lower investments in semiconductor equipment, partially offset by higher customer spending on spares and services and display fabrication equipment.
Net revenue decreased from customers in the United States in the three months ended April 27, 2025 compared to the same period in the prior year primarily due to a decrease in investments in 200mm equipment, partially offset by increased investments in semiconductor equipment. Net revenue increased from customers in the United States in the six months ended April 27, 2025 compared to the same period in the prior year primarily due to increased investments in semiconductor equipment, partially offset by a decrease in investments in 200mm equipment.
The changes in net revenue from customers in all other regions in the three and six months ended April 27, 2025 compared to the same periods in the prior year primarily reflected changes in investment in semiconductor equipment and spending on services.

Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 27, 2025	April 28, 2024	Change	April 27, 2025	April 28, 2024	Change

	(In millions)
Research, development and engineering (RD&E)	$893	$785	$108	$1,752	$1,539	$213
Marketing and selling	$216	$209	$7	$422	$416	$6
General and administrative (G&A)	$207	$247	$(40)	$463	$523	$(60)
RD&E expenses for the three and six months ended April 27, 2025 increased compared to the same periods in the prior year primarily due to additional headcount to support our ongoing investments in product development initiatives, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three and six months ended April 27, 2025 were flat compared to the same periods in the prior year.
G&A expenses in the three and six months ended April 27, 2025 decreased compared to the same periods in the prior year primarily due to lower spending on professional services.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 27, 2025	April 28, 2024	Change	April 27, 2025	April 28, 2024	Change

	(In millions)
Interest expense	$68	$59	$9	$132	$118	$14
Interest and other income (expense), net	$221	$141	$80	$229	$536	$(307)
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three and six months ended April 27, 2025 increased as a result of the issuance of senior unsecured notes in June 2024, compared to the same period in the prior year.
Interest and other income (expense), net in the three months ended April 27, 2025 increased compared to the same period in the prior year, primarily driven by higher net gain on equity investments and a gain on asset sale during the second quarter of fiscal 2025. Interest and other income (expense), net in the six months ended April 27, 2025 decreased compared to the same period in the prior year, primarily driven by higher net loss on equity investments, partially offset by a gain on asset sale during the second quarter of fiscal 2025.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 27, 2025	April 28, 2024	Change	April 27, 2025	April 28, 2024	Change

	(In millions, except percentages)
Provision for income taxes	$185	$272	$(87)	$1,119	$556	$563
Effective income tax rate	8.0%	13.6%	(5.6) points	25.2%	12.9%	12.3 points

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the second quarter of fiscal 2025 and 2024 were 8.0 percent and 13.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2025 was lower than the same period in the prior fiscal year, primarily due to a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations.
Our effective tax rates for the first six months of fiscal 2025 and 2024 were 25.2 percent and 12.9 percent, respectively. The effective tax rate for the first six months of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, partially offset by a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	April 27, 2025	April 28, 2024	Change		April 27, 2025	April 28, 2024	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$1,900	$1,701	$199	12%	$3,886	$3,445	$441	13%
Applied Global Services	446	436	10	2%	893	853	40	5%
Display	68	5	63	1,260%	82	30	52	173%
Corporate and Other	(245)	(230)	(15)	7%	(517)	(449)	(68)	15%
Total	$2,169	$1,912	$257		$4,344	$3,879	$465
Operating margin
Semiconductor Systems	36.2%	34.7%	1.5 points		36.6%	35.1%	1.5 points
Applied Global Services	28.5%	28.5%	— points		28.3%	28.4%	(0.1) points
Display	26.3%	2.8%	23.5 points		18.6%	7.1%	11.5 points
Semiconductor System’s operating margin for the three and six months ended April 27, 2025 increased compared to the same periods in the prior year primarily driven by favorable changes in customer and product mix, lower material and manufacturing costs, and an increase in average selling prices, partially offset by increased RD&E expenses.
AGS’ operating margin for the six months ended April 27, 2025 decreased slightly compared to the same period in the prior year primarily due to a decrease in 200mm equipment net revenue, higher excess and obsolete inventory, partially offset by higher net revenue from services and spares.
Display’s operating margin for the three and six months ended April 27, 2025 increased compared to the same periods in the prior year primarily due to the increase in Display net revenue and favorable product mix.

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

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	April 27, 2025	October 27, 2024

	(In millions)
Cash and cash equivalents	$6,169	$8,022
Short-term investments	578	1,449
Long-term investments	3,638	2,787
Total cash, cash-equivalents and investments	$10,385	$12,258
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	Six Months Ended
	April 27, 2025	April 28, 2024

	(In millions)
Cash provided by operating activities	$2,496	$3,717
Cash used in investing activities	$(676)	$(596)
Cash used in financing activities	$(3,689)	$(2,179)
Operating Activities
Cash from operating activities for the six months ended April 27, 2025 was $2,496 million, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sale, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first six months of fiscal 2025 compared to the same period in the prior year primarily due to lower collections of customer receivable balances, higher payments for income taxes and higher vendor payments.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $109 million and $264 million of account receivables during the six months ended April 27, 2025 and April 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the six months ended April 27, 2025 and April 28, 2024, respectively.
Our working capital was $11.7 billion as of April 27, 2025 and $12.8 billion as of October 27, 2024.
Days sales outstanding of our accounts receivable at April 27, 2025 and April 28, 2024 were 79 days and 65 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to higher accounts receivable balance as a result of the timing of customer payments, and unfavorable revenue linearity.
Investing Activities
We used $676 million of cash in investing activities during the six months ended April 27, 2025. Capital expenditures totaled $891 million, proceeds from sales and maturities of investments, net of purchases of investments, were $211 million, net proceeds from asset sale were $33 million, and net cash paid for acquisition was $29 million, during the six months ended April 27, 2025.
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

Financing Activities
We used $3.7 billion of cash in financing activities during the six months ended April 27, 2025, consisting primarily of cash used for repurchases of common stock of $3.0 billion, cash dividends paid to stockholders totaling $651 million, and tax withholding payments for vested equity awards of $177 million, partially offset by proceeds received from common stock issuances of $129 million under our employee’ stock purchase plan.
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
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization from March 2023. As of April 27, 2025, approximately $15.9 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $2.1 billion, of which $2.0 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of April 27, 2025. No amounts were outstanding under the Revolving Credit Agreement as of April 27, 2025 or under the prior revolving credit agreement as of October 27, 2024. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may from time to time issue unsecured commercial paper notes of up to a total amount of $1.5 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of April 27, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million. The commercial paper program is backstopped by the Revolving Credit Agreement and borrowings under the Revolving Credit Agreement reduce the amount of commercial paper notes we can issue.
We had senior unsecured notes in the aggregate principal amount of $6.2 billion outstanding as of April 27, 2025. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
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
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of April 27, 2025, we have one remaining payment of $255 million, payable in February of 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. Our income taxes payable balance as of April 27, 2025 was reduced by $142 million due to the investment tax credit.
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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $2.4 billion at April 27, 2025. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of April 27, 2025 of approximately $33 million.
Debt - At April 27, 2025, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.0 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $376 million at April 27, 2025. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $173 million at April 27, 2025.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2025, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a supplier to the global semiconductor and display and related industries, which historically have been cyclical and are subject to volatility in customer demand. Factors that impact demand for our products and services include technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, such as demand for high-bandwidth memory and other forms of advanced packaging and technologies related to artificial intelligence and data center computing, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Although artificial intelligence is a relatively new demand driver for our products, it is evolving rapidly and the expected timing and amount of investments related to artificial intelligence can change significantly. As a result, it is difficult to accurately forecast such demand. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
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
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and changes in interest rates, bank failures, tariffs and trade policies, and economic recession, could materially and adversely impact our operating results. Markets for our products and services depend largely on demand for semiconductor chips and electronic devices. Uncertain or adverse economic and business conditions have caused, and may in the future cause, our customers to delay, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog, increase our inventory, and materially and adversely impact our operating results. Uncertain or adverse economic and business conditions may also cause customers to scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy protection, which can reduce our revenue and result in additional inventory or bad debt expense. These conditions may also lead to consolidation or strategic alliances among other equipment manufacturers, which could adversely affect our ability to compete effectively.
Volatility in demand for semiconductor chips and electronic devices have in the past caused, and may in the future cause, a shortage of parts and materials needed to manufacture our products. Such shortages, and shipment delays due to transportation capacity and interruptions may adversely impact our suppliers’ ability to meet our requirements. Accelerated digital transformation may further increase demand and exacerbate shortages and strain our manufacturing capacity, which may adversely impact our ability to meet customer demand and have an adverse impact on our revenues, operating results and financial condition.
Uncertain economic and industry conditions and supply chain challenges make it more difficult to accurately forecast operating and financial results and make business and investment decisions. If we do not appropriately manage our business operations it could have a material and adverse impact on our business performance and financial condition. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely impact our ability to capitalize on opportunities. Even during periods of economic uncertainty or lower demand, we must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support our customers, which can have a negative impact on our operating results.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In the three-month period ended April 27, 2025, approximately 89% of our net revenue was to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain or adverse global economic, political and business conditions and demand;
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations, and their impact on our ability to export products and provide services to customers;
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
•impacts of regional or global health epidemics and natural disasters and extreme and chronic weather events on our operations and those of our customers and suppliers, which may be exacerbated by climate change;

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
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. Over the past several years, the U.S. government announced additional export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, with disparate impact on companies in different jurisdictions, which have limited the market for certain of our products and services, adversely impacted our revenues, and increased our exposure to foreign and Chinese domestic competition. The U.S. Department of Commerce expanded export license requirements for U.S. companies that sell certain products or provide certain services to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions for exports of certain items to China, added certain Chinese companies to its “Entity List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult and time-consuming, and there is no assurance we will be issued licenses on a timely basis or at all. Our inability to obtain such licenses could limit our sales in China, may cause us to be displaced by foreign and Chinese domestic companies and adversely affect our results of operations. The implementation and interpretation of these complex rules and other regulatory actions taken by the U.S. government are uncertain and evolving and may make it more challenging for us to manage our operations and forecast our operating results. The U.S. and other governments may promulgate new or additional export licensing or other requirements that have the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including China. The U.S. government may also revise or expand existing requirements or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. The U.S. government may also continue to add customers to its “Entity List” or promulgate additional restrictions, or take measures that could disrupt our product shipments or the provision of services to certain customers. These and other potential future regulatory changes could materially and adversely affect our business, results of operations or financial condition.
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
We are exposed to risks and uncertainty related to recent changes in trade policies, increased tariffs and trade disputes.
Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in trade policies, including tariffs, and trade disputes between the United States and other countries. The United States has recently announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses.
A significant number of our customers and suppliers are located outside of the United States. Increases in tariffs increase our costs and can negatively impact our margins and reduce the competitiveness of our products due to the increase in the cost of importing materials, parts and components used in manufacturing our products. Tariffs can also increase supply chain complexity and may make it more difficult to purchase necessary equipment and supplies to manufacture our products. Increases in tariffs, including reciprocal or retaliatory tariffs, also increase the cost to our customers of importing our products, which could harm customer demand for our products. Uncertainty or volatility with respect to tariffs and trade disputes may also make it difficult for us and our customers and suppliers to make and execute business and capital equipment investment plans; lead to global or regional inflation and economic recession, and reduce demand for semiconductor chips and electronic devices; cause our customers to delay or cancel orders or negatively impact our competitive position; impede our ability to purchase materials, including critical materials and critical minerals, and disrupt supply chain and logistics. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, but there can be no assurance that we will be successful, and any such actions could result in additional costs, manufacturing delays or other difficulties, as well as additional risks, and may not be effective. Any or all of these factors may have a material and adverse impact on our business, financial condition and results of operations.
We are exposed to risks associated with a highly concentrated customer base.
A relatively limited number of customers account for a substantial portion of our business. Our customer base is geographically concentrated, particularly in China, Taiwan and Korea. As a result, the actions of even a single customer or export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and operating results to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business, which may have a material and adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our business depends on our timely supply of products and services to meet the changing requirements of our customers, which depends in part on the timely delivery of parts, materials and services from suppliers and contract manufacturers. Volatility in demand for our products and worldwide demand for semiconductor chips and electronic devices can impact our suppliers’ ability to meet our demand requirements, and may from time to time result in a shortage of parts, materials and services needed to manufacture our products. Such shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, may adversely impact our manufacturing operations and our ability to meet customer demand. Supply chain constraints may increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers, which may lead to reduced demand for our products and materially and adversely impact our operating results. Supply chain disruptions have in the past caused, and may from time to time cause, delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules, and could have an adverse impact on our operating and financial results.
Cybersecurity incidents affecting our suppliers have caused, and may from time to time cause, difficulties and delays in our ability to obtain parts, materials and services needed to manufacture our products and provide services, and have adversely impacted, and may from time to time adversely impact, our manufacturing operations, our ability to meet customer demand, and our operating results. Failure to timely recover from such delays could materially and adversely affect our business, financial condition and results of operations, and may also cause our business and financial outlook to be inaccurate.
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
•limited availability of critical materials and critical minerals and feasible alternatives to materials subject to existing or proposed regulations to limit their use (such as hydrofluorocarbons and per- and polyfluoroalkyl substances), which are found in parts, components, process chemicals and other materials supplied to us or used in the manufacturing or operations of our products; and
•impacts of natural disasters, extreme and chronic weather events (which may be exacerbated by climate change), regional or global health epidemics, or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or fires).
If a supplier fails to meet our requirements concerning quality, cost, intellectual property protection, socially-responsible and sustainable business practices, or other performance factors, or does not meet regulatory requirements applicable to our supply chain, we may transfer our business to alternative sources, which could result in manufacturing delays, additional costs or other difficulties, and impair our ability to protect, enforce and extract the full value of our intellectual property rights and the intellectual property rights of our customers and other third parties. These outcomes could have a material and adverse impact on our business and competitive position and subject us to legal proceedings and claims. If we are unable to meet our customers’ demand for a prolonged period due to our inability to obtain certain parts or components from suppliers on a timely basis or at all, our business, results of operations and customer relationships could be adversely impacted.
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
•differences and volatility in growth rates among the semiconductor, display and related industries in which we operate;
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
As of April 27, 2025 we had $6.2 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $2.0 billion revolving credit facility. While no amounts were outstanding under this credit facility as of April 27, 2025, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
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
We periodically communicate our strategies and targets related to sustainability matters. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations, including increasing customer demand for sustainable products, and regulatory requirements, as well as actions taken to achieve our sustainability targets, could cause us to incur substantial expense and alter our manufacturing, operations or equipment designs and processes. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could in turn adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time, and may result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets, or impact our ability to achieve them. We also are or may become subject to new climate and sustainability laws and regulations, such as the State of California’s new climate change disclosure rules and the European Union’s Corporate Sustainability Reporting Directive. Compliance with such laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or performance.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization approved from March 2023. As of April 27, 2025, approximately $15.9 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 27, 2025 to February 23, 2025)	1.2	$177.53	$217	1.2	$7,338
Month #2
(February 24, 2025 to March 23, 2025)	3.4	$156.30	524	3.4	$16,814
Month #3
(March 24, 2025 to April 27, 2025)	6.7	$139.99	944	6.7	$15,870
Total	11.3	$148.88	$1,685	11.3
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended April 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Credit Agreement, dated as of February 24, 2025, among Applied Materials, Inc., Bank of America, N.A., as administrative agent, and the other lenders named therein	8-K	000-06920	10.1	2/27/2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

May 22, 2025	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 22, 2025	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)