Form 10-Q
period 2025-07-27
APPLIED MATERIALS INC /DE
filed 2025-08-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2025
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 27, 2025: 796,642,427

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 27, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(Unaudited)
Net revenue	$7,302	$6,778	$21,568	$20,131
Cost of products sold	3,740	3,573	11,025	10,569
Gross profit	3,562	3,205	10,543	9,562
Operating expenses:
Research, development and engineering	901	836	2,653	2,375
Marketing and selling	224	205	646	621
General and administrative	204	222	667	745
Total operating expenses	1,329	1,263	3,966	3,741
Income from operations	2,233	1,942	6,577	5,821
Interest expense	66	63	198	181
Interest and other income (expense), net	396	81	625	617
Income before income taxes	2,563	1,960	7,004	6,257
Provision for income taxes	784	255	1,903	811
Net income	$1,779	$1,705	$5,101	$5,446
Earnings per share:
Basic	$2.23	$2.06	$6.32	$6.57
Diluted	$2.22	$2.05	$6.29	$6.52
Weighted average number of shares:
Basic	798	826	807	829
Diluted	802	833	811	835
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(Unaudited)
Net income	$1,779	$1,705	$5,101	$5,446
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	2	18	7	36
Change in unrealized net loss on derivative instruments	40	8	59	44
Change in defined and postretirement benefit plans	—	—	—	(9)
Other comprehensive income (loss), net of tax	42	26	66	71
Comprehensive income	$1,821	$1,731	$5,167	$5,517
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 27, 2025	October 27, 2024

ASSETS
Current assets:
Cash and cash equivalents	$5,384	$8,022
Short-term investments	1,630	1,449
Accounts receivable, net	5,772	5,234
Inventories	5,807	5,421
Other current assets	1,125	1,094
Total current assets	19,718	21,220
Long-term investments	4,133	2,787
Property, plant and equipment, net	4,124	3,339
Goodwill	3,748	3,732
Purchased technology and other intangible assets, net	238	249
Deferred income taxes and other assets	2,250	3,082
Total assets	$34,211	$34,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$799	$799
Accounts payable and accrued expenses	4,614	4,820
Contract liabilities	2,470	2,849
Total current liabilities	7,883	8,468
Long-term debt	5,463	5,460
Income taxes payable	330	670
Other liabilities	1,031	810
Total liabilities	14,707	15,408
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	10,090	9,660
Retained earnings	53,694	49,651
Treasury stock	(44,186)	(40,150)
Accumulated other comprehensive loss	(102)	(168)
Total stockholders’ equity	19,504	19,001
Total liabilities and stockholders’ equity	$34,211	$34,409
Amounts as of July 27, 2025 are unaudited. Amounts as of October 27, 2024 are derived from the October 27, 2024 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961
Net income	—	—	—	1,779	—	—	—	1,779
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42	42
Dividends declared ($0.46 per common share)	—	—	—	(365)	—	—	—	(365)
Share-based compensation	—	—	158	—	—	—	—	158
Net issuance under stock plans	1	—	(34)	—	—	—	—	(34)
Common stock repurchases	(6)	—	—	—	6	(1,037)	—	(1,037)
Balance as of July 27, 2025	797	$8	$10,090	$53,694	1,236	$(44,186)	$(102)	$19,504

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	5,101	—	—	—	5,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	66	66
Dividends declared ($1.32 per common share)	—	—	—	(1,058)	—	—	—	(1,058)
Share-based compensation	—	—	512	—	—	—	—	512
Net issuance under stock plans	4	—	(82)	—	—	—	—	(82)
Common stock repurchases	(25)	—	—	—	25	(4,036)	—	(4,036)
Balance as of July 27, 2025	797	$8	$10,090	$53,694	1,236	$(44,186)	$(102)	$19,504

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 28, 2024	828	$8	$9,321	$46,871	1,200	$(37,829)	$(172)	$18,199
Net income	—	—	—	1,705	—	—	—	1,705
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	26	26
Dividends declared ($0.40 per common share)	—	—	—	(329)	—	—	—	(329)
Share-based compensation	—	—	132	—	—	—	—	132
Net issuance under stock plans	—	—	(25)	—	—	—	—	(25)
Common stock repurchases	(4)	—	—	—	4	(868)	—	(868)
Balance as of July 28, 2024	824	$8	$9,428	$48,247	1,204	$(38,697)	$(146)	$18,840

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 28, 2024	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	5,446	—	—	—	5,446
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	71	71
Dividends declared ($1.12 per common share)	—	—	—	(925)	—	—	—	(925)
Share-based compensation	—	—	436	—	—	—	—	436
Net issuance under stock plans	4	—	(139)	—	—	—	—	(139)
Common stock repurchases	(13)	—	—	—	13	(2,398)	—	(2,398)
Balance as of July 28, 2024	824	$8	$9,428	$48,247	1,204	$(38,697)	$(146)	$18,840

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 27, 2025	July 28, 2024

	(Unaudited)
Cash flows from operating activities:
Net income	$5,101	$5,446
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	321	282
Share-based compensation	512	436
Deferred income taxes	952	(385)
Other	(298)	(199)
Changes in operating assets and liabilities:
Accounts receivable	(538)	195
Inventories	(386)	157
Other current and non-current assets	(36)	353
Accounts payable and accrued expenses	135	(20)
Contract liabilities	(379)	(233)
Income taxes payable	(297)	46
Other liabilities	43	24
Cash provided by operating activities	5,130	6,102
Cash flows from investing activities:
Capital expenditures	(1,475)	(783)
Cash paid for acquisitions, net of cash acquired	(29)	—
Proceeds from asset sale	33	—
Proceeds from sales and maturities of investments	3,937	1,495
Purchases of investments	(5,109)	(1,968)
Cash used in investing activities	(2,643)	(1,256)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	—	694
Proceeds from issuance of commercial paper	400	300
Repayments of commercial paper	(400)	(300)
Proceeds from common stock issuances	129	119
Common stock repurchases	(4,044)	(2,381)
Tax withholding payments for vested equity awards	(210)	(258)
Payments of dividends to stockholders	(1,019)	(863)
Payments of debt issuance costs	(2)	—
Repayments of principal on finance leases	—	(12)
Cash used in financing activities	(5,146)	(2,701)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(2,659)	2,145
Cash, cash equivalents and restricted cash equivalents — beginning of period	8,113	6,233
Cash, cash equivalents and restricted cash equivalents — end of period	$5,454	$8,378
Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$5,384	$8,288
Restricted cash equivalents included in deferred income taxes and other assets	70	90
Total cash, cash equivalents and restricted cash equivalents	$5,454	$8,378
Supplemental cash flow information:
Cash payments for income taxes	$1,269	$819
Cash refunds from income taxes	$79	$7
Cash payments for interest	$171	$137
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and nine months ended July 27, 2025 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2025 and 2024 contain 52 weeks each and the first nine months of fiscal 2025 and 2024 each contained 39 weeks.
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

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(In millions, except per share amounts)
Numerator:
Net income	$1,779	$1,705	$5,101	$5,446
Denominator:
Weighted average common shares outstanding	798	826	807	829
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	4	7	4	6
Denominator for diluted earnings per share	802	833	811	835
Basic earnings per share	$2.23	$2.06	$6.32	$6.57
Diluted earnings per share	$2.22	$2.05	$6.29	$6.52
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

July 27, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,437	$—	$—	$1,437
Cash equivalents:
Money market funds*	924	—	—	924
Bank certificates of deposit and time deposits	60	—	—	60
U.S. Treasury and agency securities	1,114	—	—	1,114
Municipal securities	34	—	—	34
Commercial paper, corporate bonds and medium-term notes	1,815	—	—	1,815
Total cash equivalents	3,947	—	—	3,947
Total cash and cash equivalents	$5,384	$—	$—	$5,384
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$6	$—	$—	$6
U.S. Treasury and agency securities	1,578	1	—	1,579
Non-U.S. government securities**	5	—	—	5
Municipal securities	465	3	1	467
Commercial paper, corporate bonds and medium-term notes	831	4	1	834
Asset-backed and mortgage-backed securities	623	2	2	623
Total fixed income securities	3,508	10	4	3,514
Publicly traded equity securities	1,438	467	2	1,903
Equity investments in privately held companies	315	69	38	346
Total equity investments	1,753	536	40	2,249
Total short-term and long-term investments	$5,261	$546	$44	$5,763
Total cash, cash equivalents and investments	$10,645	$546	$44	$11,147
_________________________
*Excludes $70 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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

During the three months ended July 27, 2025 and July 28, 2024, interest income from our cash, cash equivalents and fixed income securities was $92 million and $124 million, respectively.
During the nine months ended July 27, 2025 and July 28, 2024, interest income from our cash, cash equivalents and fixed income securities was $309 million and $345 million, respectively.
Maturities of Investments
The following table summarizes the contractual maturities of our investments as of July 27, 2025:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,565	$1,564
Due after one through five years	1,317	1,324
Due after five years	3	3
No single maturity date*	2,376	2,872
Total	$5,261	$5,763
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 27, 2025 and July 28, 2024 gross realized gains and losses on our fixed income portfolio were not material.
As of July 27, 2025 and October 27, 2024, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and nine months ended July 27, 2025 and July 28, 2024, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments for the three and nine months ended July 27, 2025 and July 28, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
	(In millions)
Publicly traded equity securities
Unrealized gain	$311	$6	$424	$318
Unrealized loss	—	(30)	(139)	(33)
Realized gain on sales and dividends	5	3	30	5
Realized loss on sales or impairment	—	—	—	(1)
Equity investments in privately held companies
Unrealized gain	9	1	16	2
Unrealized loss	(6)	(2)	(13)	(12)
Realized gain on sales and dividends	1	—	8	3
Realized loss on sales or impairment	(22)	(19)	(27)	(19)
Total gain (loss) on equity investments, net	$298	$(41)	$299	$263

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	July 27, 2025			October 27, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$994	$—	$994	$3,512	$—	$3,512
Bank certificates of deposit and time deposits	—	66	66	—	103	103
U.S. Treasury and agency securities	2,500	193	2,693	2,684	14	2,698
Non-U.S. government securities	—	5	5	—	5	5
Municipal securities	—	501	501	—	460	460
Commercial paper, corporate bonds and medium-term notes	—	2,649	2,649	—	2,590	2,590
Asset-backed and mortgage-backed securities	—	623	623	—	654	654
Total available-for-sale debt security investments	$3,494	$4,037	$7,531	$6,196	$3,826	$10,022
Equity investments with readily determinable values
Publicly traded equity securities	$1,903	$—	$1,903	$723	$—	$723
Total equity investments with readily determinable values	$1,903	$—	$1,903	$723	$—	$723
Total	$5,397	$4,037	$9,434	$6,919	$3,826	$10,745
_________________________
*Amounts as of July 27, 2025 and October 27, 2024 include $70 million and $91 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of July 27, 2025 and October 27, 2024, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 27, 2025 or October 27, 2024.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies are included in interest and other income (expense), net in the Consolidated Condensed Statement of Operations and were not material during the three and nine months ended July 27, 2025 and July 28, 2024.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 27, 2025, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.0 billion. As of October 27, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 27, 2025 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated condensed statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not significant for the three and nine months ended July 27, 2025 and July 28, 2024.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of July 27, 2025 and October 27, 2024, the total outstanding notional amounts of foreign exchange contracts were $2.1 billion and $2.0 billion, respectively. The fair values of foreign exchange derivative instruments as of July 27, 2025 and October 27, 2024 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three and nine months ended July 27, 2025 and July 28, 2024.
The effects of derivative instruments, both those designated as cash flow hedges and those that are not designated, on the Consolidated Condensed Statements of Operations were not material for the three and nine months ended July 27, 2025 and July 28, 2024.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of July 27, 2025.
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
We sold $215 million and $324 million of account receivables during the three and nine months ended July 27, 2025, respectively. We sold $131 million and $395 million of account receivables during the three and nine months ended July 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the three and nine months ended July 27, 2025 and July 28, 2024. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
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
The balances of allowance for credit losses were not material as of July 27, 2025 and October 27, 2024, and the changes in allowance for credit losses were not material for the three and nine months ended July 27, 2025 and July 28, 2024.
We sell our products principally to manufacturers within the semiconductor and display industries. While we believe that our allowance for credit losses is adequate and represents our best estimate as of July 27, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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
Contract balances at the end of each reporting period were as follows:

	July 27, 2025	October 27, 2024
	(In millions)

Contract assets	$306	$269
Contract liabilities	$2,470	$2,849
The increase in contract assets during the nine months ended July 27, 2025 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the nine months ended July 27, 2025, we recognized revenue of approximately $2.2 billion related to contract liabilities at October 27, 2024. Contract liabilities decreased during the nine months ended July 27, 2025 due to revenue recognized related to contract liabilities at October 27, 2024, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 27, 2025.
There were no credit losses recognized on our accounts receivables and contract assets during both the nine months ended July 27, 2025 and July 28, 2024.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Performance Obligations
As of July 27, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $2.0 billion, of which approximately 50% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Note 8      Balance Sheet Detail

	July 27, 2025	October 27, 2024

	(In millions)
Inventories
Customer service spares	$1,761	$1,742
Raw materials	2,002	1,680
Work-in-process	925	879
Finished goods
Deferred cost of sales	197	217
Evaluation inventory	520	459
Manufactured on-hand inventory	402	444
Total finished goods	1,119	1,120
Total inventories	$5,807	$5,421

	July 27, 2025	October 27, 2024

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$56	$120
Prepaid expenses and other	1,069	974
	$1,125	$1,094

	Useful Life	July 27, 2025	October 27, 2024

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$537	$492
Buildings and improvements	3-30	2,662	2,359
Demonstration and manufacturing equipment	5-8	2,766	2,578
Furniture, fixtures and other equipment	3-5	830	782
Construction in progress		1,316	898
Gross property, plant and equipment		8,111	7,109
Accumulated depreciation		(3,987)	(3,770)
		$4,124	$3,339

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 27, 2025	October 27, 2024

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,288	$2,393
Operating lease right-of-use assets	519	375
Income tax receivables and other assets	443	314
	$2,250	$3,082

	July 27, 2025	October 27, 2024

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,769	$1,570
Compensation and employee benefits	1,109	1,188
Warranty	363	364
Dividends payable	366	327
Income taxes payable	157	535
Operating lease liabilities, current	88	87
Other	762	749
	$4,614	$4,820

	July 27, 2025	October 27, 2024

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$152	$142
Operating lease liabilities, non-current	412	259
Other	467	409
	$1,031	$810

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $907 million as of July 27, 2025. Contra-depreciation expense was not material during the three and nine months ended July 27, 2025. Operating incentives recognized as a reduction to research, development and engineering expense were $6 million and $24 million in the three and nine months ended July 27, 2025, respectively. Capital expenditure related incentives reduced our income taxes payable by $463 million as of July 27, 2025, of which $309 million is in accounts payable and accrued expenses and $154 million is in deferred income taxes and other assets, in our Consolidated Condensed Balance Sheets.

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
No amounts were outstanding under the Revolving Credit Agreement as of July 27, 2025 or under the prior revolving credit agreement as of October 27, 2024.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $55 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of July 27, 2025 and October 27, 2024, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes. In June 2025, we increased the total amount of commercial paper notes we may issue under the program from $1.5 billion to $2.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of July 27, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 4.31% and maturities of 77 days, and as of October 27, 2024, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.06% and maturities of 63 days.
Senior Unsecured Notes
Debt outstanding as of July 27, 2025 and October 27, 2024 was as follows:

	Principal Amount
	July 27, 2025	October 27, 2024	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
3.900% Senior Notes Due 2025	$700	$700	3.944%	April 1, October 1
Total current portion of long-term debt	$700	$700
Long-term debt:
3.300% Senior Notes Due 2027	$1,200	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,500	5,500
Total unamortized discount	(10)	(10)
Total unamortized debt issuance costs	(27)	(30)
Total long-term debt	$5,463	$5,460

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 10      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	7	57	—	—	64
Amounts reclassified out of AOCI	—	2	—	—	2
Other comprehensive income (loss), net of tax	7	59	—	—	66
Balance as of July 27, 2025	$—	$(28)	$(87)	$13	$(102)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	27	44	—	—	71
Amounts reclassified out of AOCI	9	—	(9)	—	—
Other comprehensive income (loss), net of tax	36	44	(9)	—	71
Balance as of July 28, 2024	$(14)	$(74)	$(71)	$13	$(146)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 27, 2025 and July 28, 2024 were not material.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization from March 2023. As of July 27, 2025, approximately $14.8 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three and nine months ended July 27, 2025 and July 28, 2024:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(in millions, except per share amount)
Shares of common stock repurchased	6	4	25	13
Cost of stock repurchased (including excise tax)*	$1,038	$868	$4,037	$2,398
Average price paid per share (including excise tax)*	$164.47	$222.82	$160.95	$189.90
Cost of stock repurchased (excluding excise tax)	$1,028	$861	$4,003	$2,381
Average price paid per share (excluding excise tax)	$162.97	$221.27	$159.60	$188.60
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
Dividends
In June 2025, March 2025 and December 2024, our Board of Directors declared quarterly cash dividends in the amount of $0.46, $0.46 and $0.40 per share, respectively. The dividend declared in June 2025 is payable in September 2025. Dividends paid during the nine months ended July 27, 2025 and July 28, 2024 totaled $1.0 billion and $863 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
During the three and nine months ended July 27, 2025 and July 28, 2024, we recognized share-based compensation expense related to equity awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(In millions)
Cost of products sold	$40	$33	$118	$98
Research, development and engineering	65	53	196	163
Marketing and selling	21	17	63	53
General and administrative	32	29	135	122
Total share-based compensation	$158	$132	$512	$436

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
As of July 27, 2025, we had $1.1 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.6 years. As of July 27, 2025, there were 17 million shares available for grant of share-based awards under the ESIP, and an additional 9 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the nine months ended July 27, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 27, 2024	10	$129.31
Granted	4	$166.59
Vested	(4)	$127.02
Canceled	—	$137.99
Outstanding as of July 27, 2025	10	$145.58
As of July 27, 2025, 0.8 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Nine Months Ended
	July 27, 2025	July 28, 2024
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$166.59	$148.07
Total fair value of vested awards	$522	$468
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each of fiscal year. We issued a total of 1 million shares in each of the nine months ended July 27, 2025 and July 28, 2024. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 27, 2025	July 28, 2024

Dividend yield	1.21%	0.76%
Expected volatility	42.3%	35.6%
Risk-free interest rate	4.27%	5.27%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$41.47	$53.98

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
Our effective tax rates for the third quarter of fiscal 2025 and 2024 were 30.6 percent and 13.0 percent, respectively. The effective tax rate for the third quarter of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to the recognition of a $410 million valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits. These credits are not expected to be realized as a result of changes in the timing of future tax deductions, following the enactment of the One Big Beautiful Bill Act during the quarter. No prudent and feasible tax-planning strategies are currently available. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change.
Our effective tax rates for the first nine months of fiscal 2025 and 2024 were 27.2 percent and 13.0 percent, respectively. The effective tax rate for the first nine months of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore and due to the recognition of a valuation allowance related to our CAMT credits, as described above.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 12      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 27, 2025, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $376 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 27, 2025, we have provided parent guarantees to banks for approximately $294 million to cover these arrangements.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 13      Industry Segment Operations
Our three reportable segments are: Semiconductor Systems, Applied Global Services (AGS), and Display. As defined under the accounting literature, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Segment information is presented based upon our management organization structure as of July 27, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue and operating income (loss) for each reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)

	(In millions)
July 27, 2025:
Semiconductor Systems	$5,427	$1,966	$16,038	$5,852
Applied Global Services	1,600	445	4,760	1,338
Display	263	62	705	144
Corporate and Other	12	(240)	65	(757)
Total	$7,302	$2,233	$21,568	$6,577
July 28, 2024:
Semiconductor Systems	$4,924	$1,712	$14,734	$5,157
Applied Global Services	1,580	467	4,586	1,320
Display	251	16	674	46
Corporate and Other	23	(253)	137	(702)
Total	$6,778	$1,942	$20,131	$5,821
Semiconductor Systems and Display revenues are recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Two customers accounted for approximately 19% and 15%, respectively, of our net revenue for the nine months ended July 27, 2025. No other customer accounted for greater than 10% of our net revenue for the nine months ended July 27, 2025.
Details of goodwill by reportable segment as of July 27, 2025 and October 27, 2024 were as follows:

	July 27, 2025	October 27, 2024

	(In millions)
Goodwill by reportable segment
Semiconductor Systems	$2,476	$2,460
Applied Global Services	1,032	1,032
Display	199	199
Corporate and Other	41	41
	$3,748	$3,732

From time to time, we acquire companies related to our existing or new markets. During the first nine months of fiscal 2025, goodwill increased primarily due to the preliminary purchase accounting for an acquisition, net of adjustments, which was not material to our results of operations or to our balance sheet.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Nine Months Ended
	July 27, 2025		July 28, 2024		Change	July 27, 2025		July 28, 2024		Change

	(In millions, except percentages)
China	$2,548	35%	$2,153	32%	18%	$6,565	30%	$7,981	40%	(18)%
Korea	1,160	16%	1,102	16%	5%	4,389	20%	3,321	16%	32%
Taiwan	1,843	25%	1,148	17%	61%	5,023	23%	2,726	14%	84%
Japan	713	10%	555	8%	28%	1,825	9%	1,573	8%	16%
Southeast Asia	195	3%	428	6%	(54)%	616	3%	827	4%	(26)%
Asia Pacific	6,459	89%	5,386	79%	20%	18,418	85%	16,428	82%	12%
United States	683	9%	1,053	16%	(35)%	2,408	11%	2,665	13%	(10)%
Europe	160	2%	339	5%	(53)%	742	4%	1,038	5%	(29)%
Total	$7,302	100%	$6,778	100%	8%	$21,568	100%	$20,131	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Foundry, logic and other	69%	72%	67%	66%
Dynamic random-access memory (DRAM)	22%	24%	26%	30%
Flash memory (NAND)	9%	4%	7%	4%
	100%	100%	100%	100%

The reconciling items included in Corporate and Other were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024

	(In millions)
Unallocated net revenue	$12	$23	$65	$137
Unallocated cost of products sold and expenses	(252)	(276)	(822)	(839)
Total	$(240)	$(253)	$(757)	$(702)

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
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. Also, the United States has recently announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses. For a description of these risks, see the risk factors entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” and “Business and Industry Risks - We are exposed to risks and uncertainty related to recent changes in trade policies, and increased tariffs and trade disputes” in Part II, Item 1A, “Risk Factors.”

Results of Operations
Fiscal 2025 and 2024 each contain 52 weeks and the first nine months of fiscal 2025 and 2024 each contained 39 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended			Nine Months Ended
	July 27, 2025	July 28, 2024	Change	July 27, 2025	July 28, 2024	Change

	(In millions, except per share amounts and percentages)
Net revenue	$7,302	$6,778	$524	$21,568	$20,131	$1,437
Gross margin	48.8%	47.3%	1.5 points	48.9%	47.5%	1.4 points
Operating income	$2,233	$1,942	$291	$6,577	$5,821	$756
Operating margin	30.6%	28.7%	1.9 points	30.5%	28.9%	1.6 points
Net income	$1,779	$1,705	$74	$5,101	$5,446	$(345)
Earnings per diluted share	$2.22	$2.05	$0.17	$6.29	$6.52	$(0.23)
Net revenue by segment for the periods presented were as follows:

	Three Months Ended					Nine Months Ended
	July 27, 2025		July 28, 2024		Change	July 27, 2025		July 28, 2024		Change

	(In millions, except percentages)
Semiconductor Systems	$5,427	74%	$4,924	73%	10%	$16,038	75%	$14,734	73%	9%
Applied Global Services	1,600	22%	1,580	23%	1%	4,760	22%	4,586	23%	4%
Display	263	4%	251	4%	5%	705	3%	674	3%	5%
Corporate and Other	12	—%	23	—%	(48)%	65	—%	137	1%	(53)%
Total	$7,302	100%	$6,778	100%	8%	$21,568	100%	$20,131	100%	7%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2025	July 28, 2024	July 27, 2025	July 28, 2024
Foundry, logic and other	69%	72%	67%	66%
Dynamic random-access memory (DRAM)	22%	24%	26%	30%
Flash memory (NAND)	9%	4%	7%	4%
	100%	100%	100%	100%

Net revenue in the three and nine months ended July 27, 2025 increased as compared to the same periods in the prior year. Gross margin in the three months ended July 27, 2025 increased compared to the same period in the prior year, primarily driven by higher net revenue, favorable changes in customer and product mix, and an increase in average selling prices. Gross margin in the nine months ended July 27, 2025 increased compared to the same period in the prior year, primarily driven by higher net revenue, favorable changes in customer and product mix, an increase in average selling prices, and lower material and manufacturing costs.

The Semiconductor Systems segment continued to represent the largest contributor of net revenue. Semiconductor Systems net revenue increased for the three and nine months ended July 27, 2025 compared to the same periods in the prior year as customers continued to make strategic investments in new capacity and new technology transitions. Foundry and logic customers’ spending increased for the three and nine months ended July 27, 2025, compared to the same periods in the prior year driven primarily by higher customer investments in leading-edge manufacturing technologies. Memory customers’ spending in the three and nine months ended July 27, 2025 was higher compared to the same periods in the prior year primarily due to increased customer investments in NAND fabrication equipment upgrades. The increase in memory customers’ investments in NAND in the first nine months of fiscal 2025 compared to the same period in the prior year was partially offset by decreased investments in DRAM technology transitions.
Our AGS net revenue in the three and nine months ended July 27, 2025 increased compared to the same periods in the prior year primarily due to an increase in net revenue associated with long-term service agreements and customer spending on spares, partially offset by lower customer spending on 200mm equipment.
Our Display net revenue increased in the three and nine months ended July 27, 2025 compared to the same periods in the prior year primarily due to higher customer investments in display fabrication equipment for TVs and IT products including laptops, monitors and tablets, partially offset by lower customer investments in display fabrication equipment for mobile devices.
Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Nine Months Ended
	July 27, 2025		July 28, 2024		Change	July 27, 2025		July 28, 2024		Change

	(In millions, except percentages)
China	$2,548	35%	$2,153	32%	18%	$6,565	30%	$7,981	40%	(18)%
Korea	1,160	16%	1,102	16%	5%	4,389	20%	3,321	16%	32%
Taiwan	1,843	25%	1,148	17%	61%	5,023	23%	2,726	14%	84%
Japan	713	10%	555	8%	28%	1,825	9%	1,573	8%	16%
Southeast Asia	195	3%	428	6%	(54)%	616	3%	827	4%	(26)%
Asia Pacific	6,459	89%	5,386	79%	20%	18,418	85%	16,428	82%	12%
United States	683	9%	1,053	16%	(35)%	2,408	11%	2,665	13%	(10)%
Europe	160	2%	339	5%	(53)%	742	4%	1,038	5%	(29)%
Total	$7,302	100%	$6,778	100%	8%	$21,568	100%	$20,131	100%	7%

Net revenue increased from customers in Korea in the three and nine months ended July 27, 2025 compared to the same periods in the prior year primarily due to investments in semiconductor equipment partially offset by lower customer spending in display fabrication equipment.
Net revenue increased from customers in China in the three months ended July 27, 2025 compared to the same period in the prior year primarily due to higher investments in semiconductor equipment and display fabrication equipment.
Net revenue decreased from customers in China in the nine months ended July 27, 2025 compared to the same period in the prior year primarily due to lower investments in semiconductor equipment, partially offset by higher customer spending on spares and services and display fabrication equipment.
Net revenue decreased from customers in the United States and Southeast Asia in the three and nine months ended July 27, 2025 compared to the same periods in the prior year primarily due to decreased investments in semiconductor equipment and decreases in investments in 200mm equipment.
The changes in net revenue from customers in all other regions in the three and nine months ended July 27, 2025 compared to the same periods in the prior year primarily reflected changes in investment in semiconductor equipment and spending on services.

Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 27, 2025	July 28, 2024	Change	July 27, 2025	July 28, 2024	Change

	(In millions)
Research, development and engineering (RD&E)	$901	$836	$65	$2,653	$2,375	$278
Marketing and selling	$224	$205	$19	$646	$621	$25
General and administrative (G&A)	$204	$222	$(18)	$667	$745	$(78)
RD&E expenses for the three and nine months ended July 27, 2025 increased compared to the same periods in the prior year primarily due to additional headcount to support our ongoing investments in product development initiatives and higher depreciation expenses, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three and nine months ended July 27, 2025 increased compared to the same periods in the prior year primarily due to higher employee related expenses.
G&A expenses in the three and nine months ended July 27, 2025 decreased compared to the same periods in the prior year primarily due to lower spending on professional services.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 27, 2025	July 28, 2024	Change	July 27, 2025	July 28, 2024	Change

	(In millions)
Interest expense	$66	$63	$3	$198	$181	$17
Interest and other income (expense), net	$396	$81	$315	$625	$617	$8
Interest expense incurred was primarily associated with issued senior unsecured notes. Interest expense in the three months ended July 27, 2025 remained relatively flat compared to the same period in the prior year. Interest expense in the nine months ended July 27, 2025 increased as a result of the issuance of senior unsecured notes in June 2024, compared to the same period in the prior year.
Interest and other income (expense), net in the three months ended July 27, 2025 increased compared to the same period in the prior year, primarily driven by higher net gain on equity investments, partially offset by lower interest income driven by lower cash balances and a decrease in market rates. Interest and other income (expense), net in the nine months ended July 27, 2025 increased slightly compared to the same period in the prior year, primarily driven by a gain on asset sale during the second quarter of fiscal 2025, partially offset by lower interest income driven by lower cash balances and a decrease in market rates.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 27, 2025	July 28, 2024	Change	July 27, 2025	July 28, 2024	Change

	(In millions, except percentages)
Provision for income taxes	$784	$255	$529	$1,903	$811	$1,092
Effective income tax rate	30.6%	13.0%	17.6 points	27.2%	13.0%	14.2 points

Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the third quarter of fiscal 2025 and 2024 were 30.6 percent and 13.0 percent, respectively. The effective tax rate for the third quarter of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to the recognition of a $410 million valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits. These credits are not expected to be realized as a result of changes in the timing of future tax deductions, following the enactment of the One Big Beautiful Bill Act during the quarter. No prudent and feasible tax-planning strategies are currently available. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change.
Our effective tax rates for the first nine months of fiscal 2025 and 2024 were 27.2 percent and 13.0 percent, respectively. The effective tax rate for the first nine months of fiscal 2025 was higher than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore and due to the recognition of a valuation allowance related to our CAMT credits, as described above.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	July 27, 2025	July 28, 2024	Change		July 27, 2025	July 28, 2024	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$1,966	$1,712	$254	15%	$5,852	$5,157	$695	13%
Applied Global Services	445	467	(22)	(5)%	1,338	1,320	18	1%
Display	62	16	46	288%	144	46	98	213%
Corporate and Other	(240)	(253)	13	(5)%	(757)	(702)	(55)	8%
Total	$2,233	$1,942	$291		$6,577	$5,821	$756
Operating margin
Semiconductor Systems	36.2%	34.8%	1.4 points		36.5%	35.0%	1.5 points
Applied Global Services	27.8%	29.6%	(1.8) points		28.1%	28.8%	(0.7) points
Display	23.6%	6.4%	17.2 points		20.4%	6.8%	13.6 points
Semiconductor System’s operating margin for the three months ended July 27, 2025 increased compared to the same period in the prior year primarily driven by higher net revenue, favorable changes in customer and product mix, and an increase in average selling prices, partially offset by increased RD&E expenses. Semiconductor System’s operating margin for the nine months ended July 27, 2025 increased compared to the same period in the prior year primarily driven by higher net revenue, favorable changes in customer and product mix, lower material and manufacturing costs, and an increase in average selling prices, partially offset by increased RD&E expenses.
AGS’ operating margin for the three and nine months ended July 27, 2025 decreased compared to the same periods in the prior year primarily due to a decrease in 200mm equipment net revenue, and higher excess and obsolete inventory charges, partially offset by higher net revenue from services and spares.
Display’s operating margin for the three and nine months ended July 27, 2025 increased compared to the same periods in the prior year primarily due to the increase in Display net revenue and favorable product mix.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide a practical expedient that simplifies the calculation of expected credit losses (Topic 326). The practical expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, therefore, an entity will no longer need to develop reasonable and supportable forecasts of future economic conditions. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2027, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements.
Disaggregation of Income Statements Expenses. In November 2024, the FASB issued an accounting standard update to improve income statement expenses disclosures (Subtopic 220-40). The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for us in fiscal 2028 for annual periods and in the first quarter of fiscal 2029 for interim periods, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
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
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued an accounting standard update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses (Topic 280). The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. This authoritative guidance will be effective for us in fiscal 2025 for annual periods and in the first quarter of fiscal 2026 for interim periods and the adoption is expected to expand the disclosures in our notes to the consolidated financial statements.
Accounting Standards Adopted
For a description of recently adopted accounting standards, including the date of adoption and the effect, if any, on our consolidated financial statements, see Note 1 “Basis of Presentation and Recently Adopted Accounting Standards,” of the Notes to Consolidated Condensed Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	July 27, 2025	October 27, 2024

	(In millions)
Cash and cash equivalents	$5,384	$8,022
Short-term investments	1,630	1,449
Long-term investments	4,133	2,787
Total cash, cash-equivalents and investments	$11,147	$12,258
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	Nine Months Ended
	July 27, 2025	July 28, 2024

	(In millions)
Cash provided by operating activities	$5,130	$6,102
Cash used in investing activities	$(2,643)	$(1,256)
Cash used in financing activities	$(5,146)	$(2,701)
Operating Activities
Cash from operating activities for the nine months ended July 27, 2025 was $5.1 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sale, share-based compensation and deferred income taxes. Cash provided by operating activities decreased in the first nine months of fiscal 2025 compared to the same period in the prior year primarily due to lower collections of customer receivable balances, higher payments for income taxes and higher vendor payments.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $324 million and $395 million of account receivables during the nine months ended July 27, 2025 and July 28, 2024, respectively. We did not discount letters of credit issued by customers or discount promissory notes during the nine months ended July 27, 2025 and July 28, 2024, respectively.
Our working capital was $11.8 billion as of July 27, 2025 and $12.8 billion as of October 27, 2024.
Days sales outstanding of our accounts receivable at July 27, 2025 and July 28, 2024 were 72 days and 67 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily due to higher accounts receivable balance as a result of the timing of customer payments, and unfavorable revenue linearity.
Investing Activities
We used $2.6 billion of cash in investing activities during the nine months ended July 27, 2025. Capital expenditures totaled $1.5 billion, purchases of investments, net of proceeds from sales and maturities of investments, were $1.2 billion, net proceeds from asset sale were $33 million, and net cash paid for acquisition was $29 million, during the nine months ended July 27, 2025.
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

Financing Activities
We used $5.1 billion of cash in financing activities during the nine months ended July 27, 2025, consisting primarily of cash used for repurchases of common stock of $4.0 billion, cash dividends paid to stockholders totaling $1.0 billion, and tax withholding payments for vested equity awards of $210 million, partially offset by proceeds received from common stock issuances of $129 million under our employee’ stock purchase plan.
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
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization from March 2023. As of July 27, 2025, approximately $14.8 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to $2.1 billion, of which $2.0 billion is comprised of a committed revolving credit agreement (Revolving Credit Agreement) with a group of banks. The Revolving Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the Revolving Credit Agreement. The Revolving Credit Agreement includes financial and other covenants with which we were in compliance as of July 27, 2025. No amounts were outstanding under the Revolving Credit Agreement as of July 27, 2025 or under the prior revolving credit agreement as of October 27, 2024. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may from time to time issue unsecured commercial paper notes. In June 2025, we increased the total amount of commercial paper notes we may issue under the program from $1.5 billion to $2.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of July 27, 2025, we had commercial paper notes outstanding with an aggregate principal amount of $100 million.
We had senior unsecured notes in the aggregate principal amount of $6.2 billion outstanding as of July 27, 2025. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
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
Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense is payable in installments over eight years, with eight percent due in each of the first five years starting with fiscal 2018. As of July 27, 2025, we have one remaining payment of $255 million, payable in February of 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. As of July 27, 2025, our current income taxes payable was reduced by $309 million and future income taxes payable will be reduced by $154 million, both of which are due to the investment tax credit.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA includes a broad range of tax reform provisions including extending and modifying certain key Tax Act provisions and expanding certain Chips Act incentives. These changes include full expensing of domestic research costs, immediate expensing of qualifying property and increasing the investment tax credit for certain investments in domestic semiconductor manufacturing from 25% to 35%. Key tax provisions of the OBBBA are designed to accelerate tax deductions but that may have a detrimental impact on our ability to use certain tax credits. The use of certain tax credits may not be economically viable if it requires electing to forgo significant tax deductions. Most of the provisions are effective beginning in fiscal years 2026 or 2027, with immediate expensing of qualifying property being effective in fiscal 2025. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
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
Management believes that the following is a critical accounting estimate:

Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The calculation of our provision for income taxes and effective tax rate involves significant judgment in estimating the impact of uncertainties in the application of complex and evolving tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We recognize a current tax liability for the estimated amount of income taxes payable on tax returns for the current fiscal year. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. Deferred tax assets and liabilities are adjusted to reflect the effects of enacted changes in tax rates, laws and status, including changes in tax incentives. We record a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of the assets will not be realized. In making this assessment, we weigh all available positive and negative evidence, including expected future taxable income, existing taxable temporary differences, carryback potential and prudent and feasible tax-planning strategies.
The acceleration of tax deductions for U.S. tax purposes, under the One Big Beautiful Bill Act, limits our ability to use our corporate minimum tax credits. As a result, we have recorded a full valuation allowance against this deferred tax asset. We reviewed potential tax-planning strategies to accelerate income recognition within a reasonable time, but none were prudent and feasible. We will continue to evaluate new strategies as additional One Big Beautiful Bill Act guidance is issued.

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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $3.5 billion at July 27, 2025. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of July 27, 2025 of approximately $37 million.
Debt - At July 27, 2025, the aggregate principal of long-term senior unsecured notes issued by us was $5.5 billion with an estimated fair value of $5.0 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $389 million at July 27, 2025. From time to time we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
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
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our net revenue, cost of products sold, and operating expenses. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $181 million at July 27, 2025.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2025, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
The information set forth under “Legal Matters” in Note 12 in Notes to Consolidated Condensed Financial Statements is incorporated herein by reference. See also “Risk Factors – Legal, Compliance, and Other Risks – We are exposed to risks related to legal proceedings, claims and investigations.” in Part II, Item 1A, “Risk Factors.”

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
We are a supplier to the global semiconductor and display and related industries, which historically have been cyclical and are subject to volatility in customer demand. Factors that impact demand for our products and services include technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, such as demand for high-bandwidth memory and other forms of advanced packaging and technologies related to artificial intelligence and data center computing, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, the timing of customers’ investment in new or expanded fabrication plants, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Artificial intelligence is evolving rapidly and the expected timing and amount of investments related to artificial intelligence can change significantly. As a result, it is difficult to accurately forecast demand for our products related to artificial intelligence. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In the three-month period ended July 27, 2025, approximately 91% of our net revenue was to customers in regions outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain or adverse global economic, political and business conditions and demand;
•global trade issues and changes in and uncertainties with respect to trade and export regulations, trade policies and sanctions, tariffs, and international trade disputes, including new and changing export regulations, and their impact on our ability to export products and provide services to customers;
•positions taken by the United States, Chinese and other governmental agencies regarding national, commercial or security issues posed by the development, sale or export of certain products, technologies and raw materials, including critical materials and critical minerals;
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
We are exposed to risks and uncertainty related to recent changes in trade policies, and increased tariffs and trade disputes.
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
A significant number of our customers and suppliers are located outside of the United States. Increases in tariffs increase our costs and can negatively impact our margins and reduce the competitiveness of our products due to the increase in the cost of importing materials, parts and components used in manufacturing our products. Tariffs can also increase supply chain complexity and may make it more difficult to purchase necessary equipment and supplies to manufacture our products. Increases in tariffs, including reciprocal and sector-based tariffs, also increase the cost to our customers of importing our products, which could harm customer demand for our products. Uncertainty or volatility with respect to tariffs and trade disputes may also make it difficult for us and our customers and suppliers to make and execute business and capital equipment investment plans; lead to global or regional inflation and economic recession, and reduce demand for semiconductor chips and electronic devices; cause our customers to delay or cancel orders or negatively impact our competitive position; impede our ability to purchase materials, including critical materials and critical minerals, and disrupt supply chain and logistics. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, but there can be no assurance that we will be successful, and any such actions could result in additional costs, manufacturing delays or other difficulties, as well as additional risks, and may not be effective. Any or all of these factors may have a material and adverse impact on our business, financial condition and results of operations.
We are exposed to risks associated with a highly concentrated customer base.
A relatively limited number of customers account for a substantial portion of our business. Our customer base is geographically concentrated, particularly in China, Taiwan and Korea. As a result, the actions of even a single customer have exposed and can further expose our business and operating results to greater volatility. Export regulations that apply to customers in certain countries, such as those in China, also have exposed and can further expose our business and operating results to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. The mix and type of customers, and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly from quarter to quarter and from year to year, and have had, and may continue to have, a significant impact on our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business, which may have a material and adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
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
There have been a number of enacted and proposed changes in the tax laws that could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material and adverse impact on our results of operations and financial condition. For example, various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project, and where enacted, the rules began to be effective in fiscal 2025. Additionally, on July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). Key tax provisions of the OBBBA are designed to accelerate tax deductions, but that may have a detrimental impact on our ability to use certain deferred tax assets. For example, as a result of the acceleration of certain tax deductions under the OBBBA, we are unable to forecast utilization of our existing corporate alternative minimum tax (CAMT) credit deferred tax asset. We have recorded a full valuation allowance against the CAMT credit deferred tax asset, which increased our effective tax rate and provision for income taxes in fiscal 2025. The amount of the valuation allowance may be adjusted in future quarters if estimates of our future taxable income change. We continue to monitor developments and evaluate the impact, if any, of enacted and proposed changes in the tax laws on our results of operations and cash flows. The adoption and effective dates of changes in the tax laws vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in future years.
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
We are subject to examination by the U.S. Internal Revenue Service and other tax authorities, and from time to time amend previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-

consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and effective tax rates.
Our indebtedness and debt covenants could adversely affect our financial condition and business.
As of July 27, 2025 we had $6.2 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place a $2.0 billion revolving credit facility. While no amounts were outstanding under this credit facility as of July 27, 2025, we may borrow amounts in the future under this credit facility or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings, and financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previously existing $10.0 billion authorization approved from March 2023. As of July 27, 2025, approximately $14.8 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 28, 2025 to May 25, 2025)	3.7	$159.65	$586	3.7	$15,284
Month #2
(May 26, 2025 to June 22, 2025)	2.1	$166.37	345	2.1	$14,939
Month #3
(June 23, 2025 to July 27, 2025)	0.5	$188.76	107	0.5	$14,832
Total	6.3	$164.47	$1,038	6.3
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

August 21, 2025	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

August 21, 2025	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)