Form 10-K
period 2025-10-26
APPLIED MATERIALS INC /DE
filed 2025-12-12
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 27, 2025, based upon the closing sale price reported by the Nasdaq Global Select Market on that date: $121,318,219,350
Number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 5, 2025: 792,943,366
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Part III will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.

Caution Regarding Forward-Looking Statements
This Annual Report on Form 10-K of Applied Materials, Inc. and its subsidiaries, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve a number of risks and uncertainties. Examples of forward-looking statements include those regarding our future financial or operating results, customer demand and spending, end-user demand, trends and outlooks in our markets and industries, cash flows and cash deployment strategies, declaration of dividends, share repurchases, business strategies and priorities, costs and cost controls, products, competitive positions, management’s plans and objectives for future operations, research and development, acquisitions, investments and divestitures, growth opportunities, restructuring and severance activities, backlog, working capital, liquidity, investment portfolio and policies, taxes, supply chain, manufacturing, properties, legal matters, claims and proceedings, and other statements that are not historical facts, as well as their underlying assumptions. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” and “continue,” the negative of these terms, or other comparable terminology. All forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in Part I, Item 1A, “Risk Factors,” below and elsewhere in this report. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. Forward-looking statements are based on management’s estimates, projections and expectations as of the date hereof, and we undertake no obligation to revise or update any such statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

APPLIED MATERIALS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 26, 2025

PART I
Item 1:     Business
Applied Materials, Inc. is the leader in the materials engineering solutions used to produce virtually every semiconductor in the world. Semiconductors provide the foundation for advances in technology that are reshaping the global economy, including artificial intelligence, the internet of things, robotics, electric and autonomous vehicles, and clean energy. We are experts in the design, development, production, and servicing of the critical wafer fabrication tools our customers need to manufacture semiconductors. Our customers’ products are used across personal computing devices, mobile phones, artificial intelligence (AI) and data center servers, automobiles, connected devices, industrial applications and consumer electronics. We are well positioned to address the increasing complexity in manufacturing semiconductors, by leveraging the semiconductor capital equipment industry’s most comprehensive portfolio of products to connect and co-optimize our technologies. This enables our customers to evolve their semiconductor technology roadmaps and achieve superior results in their products.
Incorporated in 1967, we are a Delaware corporation. Our fiscal year ends on the last Sunday in October. We operate in two reportable segments: Semiconductor Systems and Applied Global Services® (AGS). The Semiconductor Systems segment represents the largest contributor to our net revenue. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Financial Statements. A discussion of factors that could affect operations is set forth under “Risk Factors” in Item 1A, which is incorporated herein by reference.
Semiconductor Systems
Our Semiconductor Systems segment designs, develops, manufactures and sells a wide range of equipment used to fabricate semiconductor chips, also referred to as integrated circuits (ICs). The Semiconductor Systems segment consists of the semiconductor capital equipment industry’s most comprehensive portfolio of products used in the chip making process. Our products address steps across materials engineering, process control and advanced packaging, including the conversion of patterns into device structures, transistor and interconnect fabrication, metrology, inspection and review, and packaging technologies for connecting finished IC die. In addition to providing equipment for individual process steps, we have the ability to combine, co-optimize and integrate our technologies to develop highly differentiated solutions for our customers. Our equipment helps customers improve the power, performance, yield and costs of semiconductor devices.
Our patterning systems and technologies address challenges resulting from shrinking pattern dimensions and the growing complexity in vertical stacking found in today’s most advanced semiconductor devices. Our transistor and interconnect products and technologies enable continued power and performance improvements of 3D transistors. Our process control systems employ optical and eBeam technologies that allow customers to inspect and review critical semiconductor architectures throughout the manufacturing process, helping improve chip yields. Our advanced packaging systems use our materials engineering expertise to allow customers to connect multiple chips together through heterogeneous integration, enabling them to advance the technology roadmap beyond a single chip, leading to performance and energy-efficiency improvements.
Our Semiconductor Systems sales are to customers that serve the following markets: foundry, logic and other; dynamic random access memory (DRAM); and flash memory (NAND). Foundry, logic, and other is comprised of leading-edge and non-leading edge technology nodes. Leading-edge represents customers that are producing on the most advanced technology nodes, defined as 7 nanometers and smaller. Non-leading edge technology nodes serve markets such as internet of things, communications, automotive, power and sensors.

Applied Global Services
Our AGS segment provides services, spares and factory automation software to customer fabrication plants globally. Through October 26, 2025, our AGS segment also manufactured and sold 200 millimeter (200mm) and other equipment to customers globally that serve non-leading-edge markets. Effective the first quarter of fiscal 2026, our 200mm equipment business will be moved to our Semiconductor Systems segment.
AGS’s transactional and subscription service products, spares and factory automation software is purchased by customers to optimize the performance of our large, global installed base of semiconductor and other equipment. These solutions are also used to optimize plant performance and productivity. Customer demand is fulfilled through a global distribution system and trained field engineers located near customer sites to support our semiconductor and other equipment worldwide.
Other
We also manufacture products and serve customers in certain other industries, including manufacturing equipment for the display industry. The financial results of our businesses that are not included in our Semiconductor Systems segment or our AGS segment, such as our display business, are reported in the Corporate and Other category.

Backlog
We manufacture systems to meet demand represented by order backlog and customer commitments. Backlog consisted of: (1) orders for which written authorizations have been accepted, or shipment has occurred but revenue has not been recognized; and (2) contractual service revenue and maintenance fees.
Backlog by reportable segment as of October 26, 2025 was as follows:

	2025

	(In millions, except percentages)
Semiconductor Systems	$7,105	47%
Applied Global Services	7,141	48%
Corporate and Other	756	5%
Total	15,002	100%
Of the total backlog as of October 26, 2025, approximately 31% is not reasonably expected to be filled within the next 12 months.
Our backlog on any particular date is not necessarily indicative of actual sales for any future periods. Our backlog is subject to change, including the addition of new orders, potential amendments or cancellations of existing orders, and changes in export rules and regulations. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Delays in delivery schedules or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.
Manufacturing, Raw Materials and Supplies
Our worldwide manufacturing activities consist primarily of assembly, integration and test of various proprietary and commercial parts, components and subassemblies that are used to manufacture systems. We utilize a distributed manufacturing model under which manufacturing and supply chain activities are conducted in various countries, including United States, Singapore, Japan, China, Korea, Taiwan, Israel and other countries in Asia and Europe. We use qualified vendors, including contract manufacturers, to supply parts, services and product support. Our supply chain strategy commits to adhere to ethical labor practices, responsible minerals sourcing, Responsible Business Alliance and SEMI guidelines, and the Applied Materials Standards of Business Conduct.
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
Research, Development and Engineering
Our long-term growth strategy requires continued development of new materials engineering solutions, including products and platforms that enable expansion into new and adjacent markets. Our significant investments in RD&E must generally enable us to deliver new products and technologies before the emergence of strong demand, thus allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. We work closely with our global customers and ecosystem partners to design systems and processes that meet planned technical and production requirements. Our product development and engineering, and process support are performed primarily in the United States, India and Israel. Our customer demonstrations are performed primarily in the United States, China, Taiwan, Israel and South Korea.

Marketing and Sales
Because of the highly technical nature of our products, we market and sell products worldwide almost entirely through a direct sales force.
We have operations in many countries, with some of our business activities concentrated in certain geographic areas. Our business is based on capital equipment investments by major semiconductor and other manufacturers, and is subject to significant variability in customer demand for our products. Customers’ expenditures depend on many factors, including: general economic conditions; anticipated market demand and pricing for semiconductors and other electronic devices; the development of new technologies; customers’ factory utilization; capital resources and financing; trade policies and export regulations; and government incentives.
Information on net revenue to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 15 of Notes to Consolidated Financial Statements. During fiscal 2025, two customers accounted for approximately 19% and 15%, respectively, of our net revenue.
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
The semiconductor industry is driven by demand for advanced electronic products, including smartphones and other mobile devices, servers, personal computers, automotive electronics, storage, and other products. The growth of data and emerging end-market drivers such as artificial intelligence, the internet of things, robotics and smart vehicles are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. While certain existing technologies may be adapted to new requirements, some applications create the need for an entirely different technological approach. The rapid pace of technological change can quickly diminish the value of current technologies and products and create opportunities for existing and new competitors. Our comprehensive portfolio offers a variety of differentiated products, including co-optimized and integrated materials solutions that enable unique films, structures and devices. We must successfully anticipate technology inflections, and our products must continuously evolve to satisfy customers’ requirements to compete effectively in the marketplace. We allocate resources among our numerous product offerings and therefore may decide not to invest in an individual product depending on market requirements. Competitors serving the semiconductor equipment industry range from companies offering a single product line to others offering multiple product lines, and those that serve a single region to global, diversified companies.
The products and services offered by the AGS segment enhance those of the Semiconductor Systems segment, particularly in markets with demanding global service requirements. Competition in the AGS segment includes a diverse group of third-party service providers as well as customers that choose to perform their own service.
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

Patents and Licenses
Protection of our technology assets through enforcement of our intellectual property rights, including patents, is important for our competitive position. Our practice is to file patent applications in the United States and other countries for inventions that we consider significant. We have more than 23,500 active patents in the United States and other countries, and additional applications are pending for new inventions. Although we do not consider our business materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to our patents, we possess other intellectual property, including trademarks, know-how, trade secrets, and copyrights.
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
Governmental Regulation
As a public company with global operations, we are subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, securities, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs), antitrust, cybersecurity, environment (including those related to sustainability and climate), health and safety, employment, immigration and travel regulations, human rights, privacy, data protection and localization, and anti-corruption. See “Risk Factors – Legal, Compliance and Other Risks – We are exposed to risks related to the global regulatory environment” for further details.
We are regulated under various international laws regarding the purchase and sale of goods and related items, including but not limited to those related to trade policies and export regulations, and limitations on transfer of intellectual property. See “Risk Factors – Business and Industry Risks – Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” for further details.
With respect to environmental, health and safety regulations, we maintain a number of programs that are primarily preventative in nature and regularly monitor ongoing compliance with applicable laws and regulations. In addition, we have trained personnel to conduct investigations of any environmental, health, or safety incidents, including, but not limited to, spills, releases, or possible contamination. See also “Risk Factors – Legal, Compliance and Other Risks – We are subject to risks associated with environmental, health and safety regulations” for further details.
We are subject to income taxes in the United States and foreign jurisdictions. Our provision for income taxes, effective tax rate and financial results can be and are affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that could increase our tax liability. See “Risk Factors – Operational and Financial Risks – We operate in jurisdictions with complex and changing tax laws” for further details. For additional discussions regarding the impact of compliance with income tax laws and regulations on our business and operations, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Income Taxes” and Note 13 of the Notes to the Consolidated Financial Statements.

Our People
Our commitment to innovation begins with the commitment to creating an environment in which our employees can do their best work. Our ability to create differentiated value in the marketplace is driven by the capability of our people to anticipate technology inflections and integrate customer requirements. To achieve this level of value creation, we believe we must continue to attract, hire, develop and retain a world-class global workforce. We invest in our employees by providing quality training and learning opportunities, a compelling career path, building a connected and highly engaged culture, and upholding a high standard of ethics and respect for human rights.
As of October 26, 2025, we employed approximately 36,500 regular full-time employees spanning 25 countries, of whom approximately 46%, 42% and 12% resided in the Asia-Pacific region, North America, and Europe/Middle East, respectively.
Connected and Collaborative Culture
We value great talent and having employees with a broad mix of perspectives, skills and experiences. We therefore strive to provide fair and equal opportunity for career development and advancement to all our employees and to build a connected and highly engaged culture where all of our employees feel they belong. We seek to cultivate a culture that reflects our values – being the Most Valued Partner, being part of a Winning Team, operating with Responsibility & Integrity, and achieving World Class Performance.
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
Employee Learning & Development
We seek to create growth and development opportunities to support an engaged and connected workforce. We promote holistic employee learning and development based on the 70/20/10 model--70% on-the-job learning, 20% social/collaborative and 10% formal training, with a focus on advancing technical skills as well as improving general business acumen to address increasing work complexity. Also, to help expand professional breadth, the segments and functions provide technical and job-specific training tied to their disciplines, while general professional, management, and leadership training is provided at the corporate level. All training is coordinated centrally and aligned with common objectives through Applied Global University. In addition to instructor-led and web-based training, we offer state-of-the-art training modalities, such as AI-based simulations and Augmented and Virtual Reality learning capabilities, to further the development of our new products, train our manufacturing and field support employees, and facilitate remote collaboration.
Employee Engagement
We have historically measured employee engagement through surveys to gain insight into employees’ experiences, levels of workplace satisfaction, and key drivers for engagement, belonging and overall well-being. During fiscal 2025, we conducted an all-employee survey, which was conducted anonymously through an external partner to encourage maximum participation and elicit candid responses. We also benchmarked the results of that survey against a large and standardized data set involving large technology companies globally. We use the results of employee surveys like the one we conducted in fiscal 2025 and the associated benchmarking data to help us better understand enterprise-wide trends, gauge effectiveness of interventions, and define targeted employee populations (e.g., early tenure employees). Employee survey results are also used to provide leaders and people managers with actionable insights tailored to their own groups that can further enhance employee engagement and collaboration. These actionable insights are then integrated with the people strategy process and cadence within Applied.
Additional information regarding our activities related to our people and sustainability, can be found in our latest Impact Report, which is located on our website at https://www.appliedmaterials.com/us/en/corporate-responsibility.html. The Impact Report is updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

Information about our executive officers
The following table and notes set forth information about our executive officers:

Name of Individual	Position
Gary E. Dickerson(1)	President, Chief Executive Officer
Brice Hill(2)	Senior Vice President, Chief Financial Officer and Global Information Services
Prabu Raja(3)	President, Semiconductor Products Group
Timothy M. Deane(4)	Senior Vice President, Applied Global Services
Teri Little(5)	Senior Vice President, Chief Legal Officer and Corporate Secretary
Omkaram Nalamasu(6)	Senior Vice President, Chief Technology Officer
(1)Mr. Dickerson, age 68, was named President of Applied in June 2012 and appointed Chief Executive Officer and a member of the Board of Directors in September 2013. Before joining Applied, he served as Chief Executive Officer and a director of Varian Semiconductor Equipment Associates, Inc. (Varian) from 2004 until its acquisition by us in November 2011. Prior to Varian, Mr. Dickerson served 18 years with KLA-Tencor Corporation (KLA-Tencor), a supplier of process control and yield management solutions for the semiconductor and related industries, where he held a variety of operations and product development roles, including President and Chief Operating Officer. Mr. Dickerson started his semiconductor career in manufacturing and engineering management at General Motors’ Delco Electronics Division and then AT&T Technologies.
(2)Mr. Hill, age 59, has been Senior Vice President and Chief Financial Officer since March 2022. He also oversees Global Information Services for Applied. Prior to joining Applied, Mr. Hill was Executive Vice President and Chief Financial Officer of Xilinx, Inc., a company that designed and developed programmable devices and associated technologies, from April 2020 until its acquisition by Advanced Micro Devices, Inc. in February 2022. Prior to Xilinx, Mr. Hill served in various finance positions with Intel Corporation for 25 years, most recently as Corporate Vice President and Chief Financial Officer and Chief Operating Officer, Technology, Systems and Core Engineering Group.
(3)Dr. Raja, age 63, has been President, Semiconductor Products Group since March 2023. He previously served as Senior Vice President, Semiconductor Products Group of Applied from November 2017 to March 2023, and before that served in various senior management, product development and operational roles since joining Applied in 1995, including Group Vice President and General Manager of the Patterning and Packaging Group.
(4)Mr. Deane, age 60, has been Senior Vice President, Applied Global Services since December 2024 and previously served as Group Vice President, Applied Global Services since September 2022. He joined Applied in 1995 and previously served in various senior management and field operations roles, including head of Field Operations and Business Management for the Semiconductor Products Group, Account General Manager and Region General Manager.
(5)Ms. Little, age 61, joined Applied as Senior Vice President, Chief Legal Officer and Corporate Secretary in June 2020. Prior to joining Applied, Ms. Little served as Executive Vice President, Chief Legal Officer and Corporate Secretary at KLA Corporation from August 2017 to June 2020. Prior to that she was Senior Vice President, General Counsel and Corporate Secretary of KLA Corporation from October 2015 until August 2017, and prior to that she held various other positions at KLA Corporation since 2002. Prior to joining KLA Corporation, she was a Senior Corporate Associate at Wilson Sonsini Goodrich & Rosati, and a Litigation Associate at Heller Ehrman White & McAuliffe.
(6)Dr. Nalamasu, age 67, has been Senior Vice President, Chief Technology Officer since June 2013, and President of Applied Ventures, LLC, Applied’s venture capital arm, since November 2013. He had served as Group Vice President, Chief Technology Officer from January 2012 to June 2013, and as Corporate Vice President, Chief Technology Officer from January 2011 to January 2012. Upon joining Applied in June 2006 until January 2011, Dr. Nalamasu was an Appointed Vice President of Research and served as Deputy Chief Technology Officer and General Manager for the Advanced Technologies Group. From 2002 to 2006, Dr. Nalamasu was a NYSTAR distinguished professor of Materials Science and Engineering at Rensselaer Polytechnic Institute, where he also served as Vice President of Research from 2005 to 2006. Prior to Rensselaer, Dr. Nalamasu served in several leadership roles at Bell Laboratories.

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
The industries in which we operate, including the global semiconductor industry, have historically been cyclical and are subject to volatility in customer demand. Demand for our products and services is impacted by technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, the timing of customers’ investment in new or expanded fabrication plants, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Artificial intelligence (AI) and technologies related to AI are a significant demand driver for the industries we serve. AI is evolving rapidly and the expected timing and amount of investments related to AI can change significantly. As a result, it is difficult to accurately forecast demand for our products related to AI. Changes in demand can affect the timing and amounts of customer investments in technology and manufacturing equipment and can significantly impact our operating results. The amount and mix of our customers’ capital equipment spending between different products and technologies can also significantly impact our operating results.
To meet rapidly changing demand, we must accurately forecast demand and effectively manage our resources, investments, production capacity, supply chain, workforce, inventory and other components of our business. We may incur unexpected or additional costs to align our business operations with changes in demand. If we do not effectively manage these challenges, our business performance and operating results may be adversely impacted. Even with effective allocation of resources and management of costs, our gross and operating margins, cash flows and earnings may be adversely impacted during periods of changing demand.
We are exposed to risks associated with an uncertain global economy.
Our business and the industries in which we operate can be impacted by uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, inflation and changes in interest rates, bank failures, tariffs and trade policies and economic recession. These conditions have caused, and may in the future cause, our customers to delay, cancel or refrain from purchasing our equipment or services, which could negatively impact demand for our products and services, reduce our backlog and increase our inventory. Customers may also scale back operations, exit businesses, merge with other manufacturers, or file for bankruptcy, which can reduce our revenue and result in additional inventory or bad debt expense. Other equipment manufacturers may also consolidate or form strategic alliances, which could adversely affect our ability to compete.
These conditions make it more difficult to accurately forecast operating and financial results and make business and investment decisions. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely impact our ability to capitalize on opportunities. Even during periods of economic uncertainty or lower demand, we must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support our customers. The consequences of these conditions could have an adverse effect on our business, financial condition and results of operations.
Our investment portfolio is subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by rising inflation, rising interest rates, bank failures or economic recession and the value and liquidity of our portfolio and returns on pension assets could be negatively impacted and lead to impairment charges. We also maintain cash balances in various bank accounts globally and if any of these financial institutions become insolvent, it could limit our ability to access our cash and affect our ability to manage our operations.
We are exposed to the risks of operating a global business.
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In fiscal 2025, approximately 89% of our net revenue was to customers in regions outside the United States. As a result of the global nature of our operations, we are subject to a number of factors that could have an adverse impact on our business, financial condition and results of operations. These factors include global political and social conditions, such as policies or regulations within countries, including in China, the United States and countries in Europe and Asia, that favor domestic companies over non-domestic companies, including efforts to promote the development and growth of local competitors to us, or regarding national, commercial or security issues. Other factors include geopolitical turmoil, acts of war or social unrest; our ability to maintain appropriate business processes, procedures and internal controls in our geographically diverse operations; delays or restrictions on personnel travel and in shipping materials or products; our ability to develop relationships with local customers, suppliers and governments; performance of our geographically diverse third-party providers; impacts of regional or global health epidemics, natural disasters and extreme and chronic weather events; fluctuations in interest rates and currency exchange rates; as well as other factors discussed in this Risk Factors section. Any of these factors may have an adverse impact on our business and manufacturing operations or demand for our products and services, and our performance and results of operations may be adversely affected.
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
A majority of our products and services are delivered to customers in jurisdictions outside of the United States, including China, Taiwan and Korea. We also purchase a significant portion of equipment and supplies from suppliers outside of the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect the semiconductor industry. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods and could significantly increase or impose new tariffs on a broad array of goods. Trade restrictions and export regulations, or increased or new tariffs and additional taxes, including any retaliatory measures, can negatively impact end-user demand and customer investment in semiconductor equipment, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
For example, certain international sales depend on our ability to obtain export licenses, and our inability to obtain such licenses has limited and could further limit our markets and negatively impact our business. Over the past several years, the U.S. government announced additional export regulations for U.S. semiconductor technology sold in China, including wafer fabrication equipment and related parts and services, with disparate impact on companies in different jurisdictions, which have limited the market for certain of our products and services, adversely impacted our revenues and increased our exposure to foreign and Chinese domestic competition. The U.S. Department of Commerce expanded export license requirements for U.S. companies that sell certain products or provide certain services to entities in China whose actions or functions are intended to support military end uses, eliminated certain export license exceptions for exports of certain items to China, added certain Chinese companies to its “Entity List,” making those companies subject to additional licensing requirements, and expanded licensing requirements for exports to China of items for use in the development or production of integrated circuits and certain technologies. These regulations require us to obtain additional export licenses to supply certain of our products or provide services to certain customers in China. Obtaining export licenses may be difficult and time-consuming, and there is no assurance we will be issued licenses on a timely basis or at all. Our inability to obtain such licenses could limit our sales in China, may cause us to be displaced by foreign and Chinese domestic companies and adversely affect our results of operations. The implementation and interpretation of these complex rules and other regulatory actions taken by the U.S. government are uncertain and evolving and may make it more challenging for us to manage our operations and forecast our operating results. The U.S. and other governments may promulgate new or additional export licensing or other requirements that have the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including China. The U.S. government may also revise or expand existing requirements or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. The U.S. government may also continue to add customers to its “Entity List,” promulgate additional restrictions, or take measures that could disrupt our product shipments or the provision of services to certain customers. These and other potential future regulatory changes could materially and adversely affect our business, results of operations or financial condition.
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, since 2022, we have received multiple subpoenas from government authorities requesting information relating to certain China customer shipments and export controls compliance, including from the U.S. Department of Justice, the U.S. Commerce Department Bureau of Industry and Security and the U.S. Securities and Exchange Commission. We are cooperating fully with the U.S. government in these matters. We have continued to receive related subpoenas, as well as requests for information, and may in the future receive additional related subpoenas and requests for information from such or other government authorities. Any such inquiries are subject to uncertainties, and we cannot predict the outcome of these inquiries, or any other governmental inquires or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.

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
We are exposed to risks and uncertainty related to changes in trade policies, and increased tariffs and trade disputes.
Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in trade policies, including tariffs, and trade disputes between the United States and other countries. The United States has announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses and trade frameworks with certain countries.
A significant number of our customers and suppliers are located outside of the United States. Increases in tariffs increase our costs and can negatively impact our margins and reduce the competitiveness of our products due to the increase in the cost of importing materials, parts and components used in manufacturing our products. Tariffs can also increase supply chain complexity and may make it more difficult to purchase necessary equipment and supplies to manufacture our products. Increases in tariffs, including reciprocal and sector-based tariffs, also increase the cost to our customers of importing our products, which could harm customer demand for our products. Uncertainty or volatility with respect to tariffs and trade disputes may also make it difficult for us and our customers and suppliers to make and execute business and capital equipment investment plans; lead to global or regional inflation and economic recession and reduce demand for semiconductor chips and electronic devices; cause our customers to delay or cancel orders or negatively impact our competitive position; impede our ability to purchase materials, including critical materials and minerals, and disrupt supply chain and logistics. For example, in 2025 the Chinese government implemented export controls on the export of rare earth minerals that are used in certain of our products and may implement additional controls in the future. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, but there can be no assurance that we will be successful, and any such actions could result in additional costs, manufacturing delays or other difficulties, as well as additional risks, and may not be effective. Any or all of these factors may have a material and adverse impact on our business, financial condition and results of operations.
We are exposed to risks associated with a highly concentrated customer base.
A relatively limited number of customers account for a substantial portion of our business. As a result, the actions of even a single customer have exposed and can further expose our business and operating results to greater volatility. Our customer base is geographically concentrated, particularly in China, Taiwan and Korea, and export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose our business and operating results to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. The mix and type of customers and sales to any single customer, including as a result of changes in government policy, have varied and may vary significantly over time and may continue to have a significant impact on our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business, which may have a material and adverse impact on our results of operations and financial condition. The concentration of our customer base increases our risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. To the extent our customers experience liquidity constraints, we may incur bad debt expense, which may have a significant impact on our results of operations. Major customers may seek pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us, which may have a negative impact on our business, cash flow, revenue and gross margins.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our business depends on our timely supply of products and services to meet the changing requirements of our customers, which depends in part on the timely delivery of parts, materials and services from suppliers and contract manufacturers. Volatility in demand for our products and worldwide demand for semiconductor chips and electronic devices can impact our suppliers’ ability to meet our demand requirements and has in the past resulted in a shortage of parts, materials and services needed to manufacture our products. These shortages, as well as delays in and unpredictability of shipments due to transportation interruptions, may adversely impact our manufacturing operations and our ability to meet customer demand. Supply chain constraints may increase costs of logistics and parts for our products and may cause us to pass on increased costs to our customers, which may lead to reduced demand for our products. Supply chain disruptions have in the past caused, and may from time to time cause, delays in our equipment production and delivery schedules, which can lead to our business performance becoming significantly dependent on quarter-end production and delivery schedules.
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
•political instability, social unrest, terrorism, acts of war or other geopolitical turmoil in locations where we or our customers or suppliers have operations;
•the failure or inability to accurately forecast demand and obtain quality parts on a cost-effective basis;
•cybersecurity incidents affecting our supply chain;
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
•limited availability of critical materials and minerals, including due to Chinese government restrictions on the export of certain rare earth minerals implemented in 2025, which could be expanded in the future, and limited feasible alternatives to materials subject to existing or proposed regulations to limit their use (such as hydrofluorocarbons and per- and polyfluoroalkyl substances), which are found in parts, components, process chemicals and other materials supplied to us or used in the manufacturing or operations of our products; and
•impacts of natural disasters, extreme and chronic weather events, regional or global health epidemics, or other events beyond our control.
If a supplier fails to meet our requirements concerning quality, cost, intellectual property protection or other performance factors, or does not meet regulatory requirements applicable to our supply chain, we may transfer our business to alternative sources, which could result in manufacturing delays, additional costs or other difficulties, and impair our ability to protect, enforce and extract the full value of our intellectual property rights and the intellectual property rights of our customers and other third parties.
If we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain our manufacturing and supply chain operations and negatively impact our working capital. If we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or the inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges.
Any of these events impacting our supply chain could affect our ability to meet our customers’ demand, result in higher costs to us and have an adverse effect on customer relationships and our business, financial condition and results of operations.
We are exposed to various factors that impact the industries in which we operate, including factors specific to the semiconductor industry.
The industries in which we operate are characterized by factors that impact demand for and the profitability of our products and services and our operating results. The largest proportion of our net revenue and profitability is derived from our Semiconductor Systems segment’s sale of a wide range of equipment used to fabricate semiconductor chips, and a majority of the revenue of Applied Global Services is from sales to semiconductor manufacturers. The industries in which we operate, including the semiconductor industry, are characterized by factors particular to these industries that impact demand for and the profitability of our products and services, including:
•changes in demand for semiconductor chips and electronic devices, including those related to fluctuations in consumer buying patterns tied to general economic or geopolitical conditions, seasonality or the introduction of new products;
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
•capital requirements for building and operating new fabrication plants and customers’ ability to raise the necessary capital;
•trade, regulatory, tax or government incentives impacting customers’ investment in new or expanded fabrication plants and semiconductor research and development;
•the cost and complexity for customers to move from product design to volume manufacturing, and the impact on investment in capital equipment;
•semiconductor manufacturers’ levels of capital expenditures and the allocation of capital investment to market segments that we do not serve, such as lithography, or segments where our products have lower relative market presence;
•delays in installation of our equipment delivered to customers;
•changes in growth rates among the semiconductor and other industries in which we operate;
•the importance of increasing market positions in segments with growing demand;
•manufacturers’ ability to reconfigure and re-use equipment, resulting in diminished need to purchase new equipment and services from us, and challenges in providing parts for reused equipment;
•the availability of spare parts to maximize the time that customers’ systems are available for production;
•system reliability and productivity and the effect on demand for fabrication systems as a result of their increasing productivity, device yield and reliability;
•shorter cycle times between order placements by customers and product shipment require greater reliance on forecasting of customer investment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;
•competitive factors that make it difficult to enhance position, including total cost of manufacturing system ownership and other challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;
•consolidation in the semiconductor industry, including among semiconductor manufacturers and among semiconductor equipment suppliers;
•shifts in sourcing strategies by computer and electronics companies, and manufacturing processes for advanced circuit technologies, that impact the equipment requirements of our foundry customers;
•the fragmentation of semiconductor markets, leading certain markets to become too small to support the cost of a new fabrication plant, while others require less technologically advanced products;
•the importance of specialty markets (such as internet of things, communications, automotive, power and sensors) that use process technologies that have a low barrier to entry;
•the increasing role for and complexity of software in our products;
•the focus on reducing energy usage and improving the environmental impact and sustainability associated with manufacturing operations, and the availability of adequate and reliable sources of energy; and
•the importance of advanced packaging to AI computing.
If we do not effectively address these factors, accurately forecast and allocate appropriate resources and investment towards addressing key technology changes and inflections, successfully develop and commercialize products to meet demand for new technologies, and effectively address industry trends, our business and results of operations may be materially and adversely impacted.
The industries in which we operate are highly competitive and subject to rapid technological and market changes.
We operate in a highly competitive environment in which innovation is critical, and our future success depends on many factors, including the development of new technologies, commercialization of our products and services, and our ability to increase our position in our current markets and expand into adjacent and new markets. The development, introduction and support of products in a geographically diverse and competitive environment requires collaboration with customers and other industry participants, which has grown more complex and expensive over time. New or improved products may entail higher costs and longer development cycles, and may have unforeseen product design or manufacturing defects. To compete successfully, we must:
•identify and address technology inflections, market changes, competitor innovations, new applications, customer requirements and end-use demand;
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
•differentiate our products from those of competitors, meet customers’ performance specifications, and successfully commercialize our products and achieve market acceptance;
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
•improve the productivity of capital invested in research and development activities;
•accurately forecast demand, work with suppliers and meet production schedules for our products, improve our manufacturing processes and achieve cost efficiencies across product offerings; and
•implement changes in our design engineering methodology to reduce material costs and cycle time and improve product life cycle management.
If we do not successfully anticipate technology inflections, develop and commercialize new products and technologies, and respond to changes in customer requirements and market trends, our business performance and operating results may be materially and adversely impacted.
We are exposed to risks related to government incentives and other agreements that may involve government entities.
From time to time, we enter into agreements with government entities for grants, tax benefits and other incentives, other funding related to our investment, research and development and production activities or for sale of our products to government entities or government-funded programs. These agreements typically include terms that are not common in similar agreements with non-governmental entities, including representations and warranties, covenants and certifications, and record-keeping, accounting, audit, intellectual property rights-sharing, information handling, supply chain management, headcount, security, disclosure and other requirements. These agreements may also require us to achieve or maintain certain levels of investment, capital spending and performance milestones. Compliance with these requirements may add complexity to our operations and increase our costs, and a failure to comply could result in cancelation of agreements or transactions, investigations, civil and criminal penalties, forfeiture of profits, reduction, termination or clawback of any funding, suspension or debarment from doing business with the government, or other penalties, any of which could have a material and adverse effect on our business, financial condition and results of operations.
We are exposed to factors specific to the display industry.
We are a supplier to the global display industry, which has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, the speed of adopting new technologies and panel manufacturer profitability. Industry growth depends primarily on consumer demand for increasingly larger and more advanced TVs, and on demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. Demand for and the profitability of our display products and services is impacted by the foregoing industry factors, as well as the introduction of and rate of transition to new types of display technologies, our ability to anticipate and adapt to technology transitions and inflections, and the expansion of display manufacturing facilities in China. If we do not successfully develop and commercialize products to meet demand for new and emerging display technologies, or if industry demand for display fabrication equipment and technologies does not grow, our business and our operating results may be adversely impacted.

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
•the need to develop new sales and technical marketing strategies and to develop relationships with new customers;
•differing rates of profitability and growth among multiple businesses;
•our ability to anticipate demand, capitalize on opportunities and avoid or minimize risks;
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
We are exposed to risks related to the use of AI by us and our competitors.
We are increasingly incorporating AI capabilities into the development of technologies, our business operations and our products and services. AI technology is complex and rapidly evolving and may subject us to significant competitive, legal, regulatory, operational and other risks. The implementation of AI can be costly, and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI technology. Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. We also utilize third-party providers of AI capabilities, and our ability to implement AI successfully in our business operations relies on our continued access to third-party providers and safeguards implemented by them. Additionally, AI technology may also create ethical issues, which could impair market adoption of such technology and impair demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to AI. These laws and regulations could cause us to incur greater compliance costs and limit the use of AI in the development of our products and services. Any failure or perceived failure by us to comply with these regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
Operational and Financial Risks
We are exposed to risks related to protection and enforcement of intellectual property rights.
Our success depends on the protection of our technology using patents, trade secrets, copyrights and other intellectual property rights. Infringement or misappropriation of our intellectual property rights, such as the manufacture or sale of equipment or spare parts that use our technology without authorization, could result in uncompensated lost market and revenue opportunities. Detecting and preventing misuse of our intellectual property is difficult and costly, and we cannot be certain that our protective measures will be successful. Our ability to enforce our intellectual property rights is subject to litigation risks and uncertainty as to the protection and enforceability of those rights in some countries. Enforcement efforts may be subject to claims that our rights are invalid or unenforceable and may result in counterclaims against us, which could have a negative impact on our business. If we are unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete, invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on our competitive position and business. Changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions and diminish the value and competitive advantage conferred by our intellectual property assets.
From time to time third parties have asserted, and may continue to assert, intellectual property claims against us and our products. Claims that our products infringe the rights of others, whether or not meritorious, can be expensive and time-consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third-party intellectual property on commercially reasonable terms could have an adverse impact on our business. We may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any of these incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a material and adverse impact on our business and results of operations.
We are exposed to cybersecurity threats and incidents.
In the conduct of our business, we collect, use, transmit, store and otherwise process data using information technology systems, including systems owned and maintained by us or our third-party providers. These data include confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. All information technology systems are subject to disruptions, outages, failures and security breaches or incidents, which may be caused by a variety of internal and external factors. We and our third-party providers have experienced, and expect to continue to experience, cybersecurity incidents. Cybersecurity incidents may range from physical attacks on our computer system or network infrastructure, to employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, or advanced persistent threats, any of which may target or impact us directly or indirectly through our third-party providers and global supply chain. Threat actors may also attempt to influence employees, suppliers and other third-party providers, or customers to disclose sensitive information to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, tension with China and conflict in the Middle East may create a heightened risk of cybersecurity attacks. The techniques used by threat actors to identify vulnerabilities and craft cybersecurity attacks change frequently and may increasingly involve the use of new technologies, including AI and quantum computing. AI and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. Vulnerabilities, technical errors and other risks may be introduced through the use of AI by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Advances in quantum computing have the potential to undermine current encryption standards and may allow threat actors to circumvent existing protective measures. Although we are not aware of any cybersecurity incidents impacting our information systems that have been determined to have a material impact on us to date, we continue to devote significant resources to network security, data encryption and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. We may be unable to anticipate, prevent or remediate future incidents, and in some instances, we may be unaware of incidents or their magnitude and effects, particularly as attackers are increasingly able to circumvent controls and remove forensic evidence. Cybersecurity incidents, including incidents on third-party provider networks, may result in business disruption; delay in the development and delivery of our products; disruption of our manufacturing processes, internal communications, interactions with customers and suppliers and processing and reporting financial results; the theft or misappropriation of intellectual property; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data (i.e., that of our company and our third-party providers and customers); reputational damage; private claims, demands, and litigation or regulatory investigations, enforcement actions, or other proceedings related to contractual or regulatory privacy, cybersecurity, data protection or other confidentiality obligations; diminution in the value of our investment in research, development and engineering; and increased costs associated with the implementation of cybersecurity measures to detect, deter, protect against and recover from these incidents. Our efforts to comply with and changes to laws, regulations and contractual and other actual and asserted obligations concerning privacy, cybersecurity and data protection, including developing restrictions on cross-border data transfer and data localization, could result in significant expense, and any actual or alleged failure to comply could result in inquiries, investigations and other proceedings against us by regulatory authorities or other third parties. Customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality and intellectual property, which may increase our overall compliance burden.

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
•inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, cybersecurity, privacy policies and compliance programs, trade control processes or programs, or environmental, health and safety, anti-corruption, human resource or other policies or practices;
•impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the segment;
•the risk of litigation, government enforcement actions or claims associated with a proposed or completed transaction;
•unknown, underestimated, undisclosed or undetected commitments or liabilities, including potential intellectual property infringement claims, or non-compliance with laws, regulations or policies; and
•the inappropriate scale of acquired entities’ critical resources or facilities for business needs.
We make investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with partners. In addition, new legislation, additional regulations or global economic or political conditions may affect or impair our ability to invest in certain countries or require us to obtain regulatory approvals to do so. We may not receive the necessary regulatory approvals, or the approvals may come with significant conditions or obligations. The risks to our investment portfolio may be exacerbated by unfavorable financial market and macroeconomic conditions, and as a result, the value of the investment portfolio could be negatively impacted and lead to impairment charges.
We may seek to divest portions of our business that are not deemed to fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as our ability to sell these businesses at a price and on terms that are satisfactory and in a timely manner or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, loss of access by retained business units to critical intellectual property or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following these divestitures and other adverse financial impacts.
The ability to attract, retain and motivate key employees is vital to our success.
Our success depends in large part on our ability to attract, retain and motivate qualified employees and leaders with the necessary expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, ongoing competition for talent, the availability of qualified employees, the ability to obtain necessary authorizations for workers to provide services outside their home countries, challenges in hiring and integrating workers in different countries, the attractiveness of our compensation and benefit programs, our career growth and development opportunities and our employment policies. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss of knowledgeable and experienced employees may result in unexpected costs, reduced productivity or difficulties with respect to internal processes and controls.
We operate in jurisdictions with complex and changing tax laws.
We are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Our provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates and valuation of deferred tax assets.
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
Consistent with the international nature of our business, we conduct certain manufacturing, supply chain and other operations in Asia, bringing these activities closer to customers and reducing operating costs. In some foreign jurisdictions, we must meet certain requirements to continue to qualify for tax incentives. There is no assurance we will be able to meet such requirements in the future to fully realize benefits from these incentives. Furthermore, the proposed plans to implement global minimum tax regimes could reduce or eliminate the benefits of our tax incentives.
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
As of October 26, 2025, we had $6.5 billion in aggregate principal amount of senior unsecured notes outstanding. Under the indenture governing the senior unsecured notes, we may be required to offer to repurchase the notes at a price equal to

101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have in place revolving credit facilities that allow us to borrow up to an aggregate amount of approximately $4.1 billion. While no amounts were outstanding under these credit facilities as of October 26, 2025, we may borrow amounts in the future under these credit facilities or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings and our financial condition.
Our business depends on the successful implementation and proper functioning of information systems we use.
Our business depends on certain information systems, including, enterprise resource planning, product research and development, financial reporting, information technology network management and telecommunications. These systems may be maintained by us or by our third-party vendors. Failures of these systems could disrupt our operations, impede our ability to timely and accurately process and report financial results, and adversely impact our business, financial condition and results of operations.
We periodically implement new or enhanced information systems. Implementation of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If the implementation or improvement of information systems is delayed or unsuccessful, we may not realize anticipated productivity improvements or cost efficiencies and may experience interruptions in service and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities and otherwise adversely affect our business, financial condition and results of operations.
We may incur impairment charges related to goodwill or long-lived assets.
We have a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and more frequently when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The review compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in the market price of our common stock, changes in our strategies or product portfolio and restructuring activities. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We have recorded charges to earnings, and may in the future be required to record charges to earnings, when impairments of goodwill or intangible assets have been determined to exist.
We may not continue to declare cash dividends or repurchase our shares.
Our ability to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with applicable laws and agreements. Future dividends and share repurchases may be affected by, among other factors, our cash flow; potential future capital requirements for investments, acquisitions, infrastructure projects and research and development; changes in applicable tax, corporate, or other laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock.
Legal, Compliance and Other Risks
We are exposed to risks related to legal proceedings, claims and investigations.
From time to time we are, and in the future may be, involved in legal proceedings or claims regarding patent infringement, trade secret misappropriation, other intellectual property rights, trade compliance, including import, export and customs, antitrust, anti-corruption, compliance with government contracting requirements, environmental regulations, cybersecurity, privacy, data protection, securities, contracts, product performance, product liability, unfair competition, employment, workplace safety and other matters. We may receive, and have received, inquiries, warrants, subpoenas, and other requests for information in connection with government investigations of potential or suspected violations of law or regulations by our company or our employees. For example, we have received subpoenas from government authorities requesting information relating to China customer shipments, export controls compliance, certain federal award applications and information submitted to the federal government. We also on occasion receive notifications from customers who believe we owe them indemnification, product warranty or have other obligations related to claims made against such customers by third parties.
Legal proceedings, claims and government investigations, whether with or without merit, and internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and our other resources; constrain our ability to sell our products and services; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. We cannot predict the outcome of current or future legal proceedings, claims or investigations.
We are exposed to risks related to the global regulatory environment.
We are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, accounting standards, securities, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs regulations), antitrust, cybersecurity, environment, health and safety, employment, immigration and travel regulations, human rights, privacy, data protection and localization and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance may be onerous and expensive, divert management time and attention and otherwise adversely impact our business operations. Violations of these law, rules and regulations could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.
Implementation and reporting on our sustainability strategies and targets could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
We periodically communicate our strategies and targets related to sustainability matters. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Changing customer and shareholder sustainability expectations, including increasing customer demand for sustainable products, and regulatory requirements, as well as actions taken to achieve our sustainability targets, could cause us to incur substantial expense and alter our manufacturing, operations or equipment designs and processes. Any failure or perceived failure to timely meet these sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact the demand for our products and subject us to significant costs and liabilities and reputational risks that could in turn adversely affect our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time and may result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets or impact our ability to achieve them. We also are or may become subject to new climate and sustainability laws and regulations, such as the State of California’s climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive and International Sustainability Standards Board standards. Compliance with such laws and regulations, as well as increased scrutiny from regulators, customers and other stakeholders on our sustainability practices, could result in additional costs and expose us to new risks. Any scrutiny of our greenhouse gas emissions or other sustainability disclosures, our failure to achieve related strategies and targets, or our failure to disclose our sustainability measures consistent with applicable laws and regulations or to the satisfaction of regulators or our stakeholders could negatively impact our reputation or performance.
We are subject to risks associated with environmental, health and safety regulations.
We are subject to environmental, health and safety regulations in connection with our global business operations, including but not limited to: regulations related to the design, manufacture, sale, shipping, import, export and use of our products; use, handling, discharge, recycling, transportation and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property, including in connection with construction of our infrastructure projects. The failure or inability to comply with existing or future environmental, health and safety regulations could result in: significant remediation or other legal liabilities; the imposition of penalties and fines; restrictions on the development, manufacture, sale, shipping, import, export or use of certain of our products; limitations on the operation of our facilities or ability to use our real property; and a decrease in the value of our real property. We could be required to alter our product design, manufacturing and operations and incur substantial expense to comply with environmental, health and safety regulations, including reporting requirements. Any failure to comply with these regulations could subject us to significant costs and liabilities that could materially and adversely affect our business, financial condition and results of operations.

Item 1B:      Unresolved Staff Comments
None.

Item 1C:     Cybersecurity
Risk Management and Strategy
We have implemented processes for assessing, identifying and managing material risks from cybersecurity threats as part of our cybersecurity risk management program. This program includes processes for continuous cybersecurity risk and advanced persistent cybersecurity threat monitoring; cybersecurity attack, vulnerability and cloud security management; and penetration testing. Our cybersecurity risk management program includes a cybersecurity incident response plan and escalation protocols; cybersecurity and data protection policies and training to our employees; a supply chain cybersecurity program to increase awareness, assess supplier security controls, help improve supplier security controls and manage security incidents; a program to protect company, customer and supplier intellectual property by operationalizing strategy, policy and awareness; a privacy and data protection program to keep pace with rapidly evolving global data laws and regulations as well as emerging technologies; engagement of third-party auditors to help assure the effectiveness of internal controls, including cybersecurity controls; and partnership with industry groups, government agencies and third-party experts in an effort to continuously improve our cybersecurity risk management program. We conduct assessments based on the National Institute of Standards and Technology Cybersecurity (NIST) Framework to evaluate our program, and we engage third-parties for assistance and to independently assess, proactively monitor and provide an external view of our cybersecurity program. We conduct risk assessments and tabletop exercises to evaluate the effectiveness of our systems and processes in addressing cybersecurity threats, including threats associated with our use of third-party service providers, and to identify areas for improvements. Our cybersecurity risk management program is integrated with our enterprise risk management (ERM) program, and information about cybersecurity risks and our cybersecurity risk management program is reviewed as part of our ERM program, sharing common risk governance and reporting processes that apply across our ERM program.
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
Our management has day-to-day responsibility for assessing and managing material risks from cybersecurity threats, including implementing risk mitigation plans, processes and controls, and managing our cybersecurity risk management program. Our Chief Information Security Officer (CISO), who has extensive experience in cybersecurity and information security management, is primarily responsible for managing our cybersecurity risk management program, cybersecurity incident response plan and escalation protocols, and reports at least quarterly to the Audit Committee and at least annually to the full Board on our cybersecurity, data and intellectual property security programs, policies, risks and controls. The CISO reports to our Chief Information Officer, who is responsible for administering secure and scalable security infrastructure and reports to our Chief Digital Officer, each of whom has extensive experience in information technology.
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

Item 2:      Properties
We own and lease facilities throughout the world for use as offices, manufacturing facilities, warehouses, and research and development centers, primarily in the United States, Singapore, Taiwan, Israel, China, and India. As of October 26, 2025, we owned and leased approximately 9.1 million square feet and 5.3 million square feet of space, respectively. Our headquarters are in Santa Clara, California. Our products are manufactured primarily in the United States, Singapore, Taiwan and Israel. Because of the interrelation of our operations, properties within a country may be shared by the segments operating within that country.
We also own a total of approximately 279 acres of buildable land primarily in the United States that could accommodate additional facilities.
We consider the properties that we own or lease as adequate to meet our current and future requirements. We regularly assess the size, capability and location of our global infrastructure and periodically make adjustments based on these assessments.

Item 3:      Legal Proceedings
The information set forth under “Legal Matters” in Note 14 of Notes to Consolidated Financial Statements is incorporated herein by reference. See also “Risk Factors – Legal, Compliance and Other Risks – We are exposed to risks related to legal proceedings, claims and investigations.”

Item 4:      Mine Safety Disclosures
None.

PART II

Item 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMAT. As of December 5, 2025, there were 2,626 registered holders of our common stock. Information regarding quarterly cash dividends declared on our common stock during fiscal 2025, 2024 and 2023 may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”.
Performance Graph
The performance graph below shows the five-year cumulative total stockholder return on our common stock during the period from October 25, 2020 through October 26, 2025. This is compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the PHLX Semiconductor Index over the same period. The comparison assumes $100 was invested on October 25, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.
The graph below assumes that the value of the investment in our common stock and in each of the indexes was $100 at October 25, 2020, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Applied Materials, Inc., the S&P 500 Index,
and the PHLX Semiconductor Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
10/25/2020
10/31/2021
10/30/2022
10/29/2023
10/27/2024
10/26/2025
Applied Materials, Inc.
S&P 500
PHLX Semiconductor

Copyright© 2025 Standard & Poor’s, a division of S&P global. All rights reserved.

	10/25/2020	10/31/2021	10/30/2022	10/29/2023	10/27/2024	10/26/2025
Applied Materials	100.00	226.06	149.67	221.11	316.48	392.09
S&P 500 Index	100.00	134.88	116.04	124.53	178.22	211.12
PHLX Semiconductor Index	100.00	148.13	105.92	142.27	232.14	313.53

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. At October 26, 2025, approximately $14.0 billion remained available for future stock repurchases under the repurchase program.
The following table provides information as of October 26, 2025 with respect to the shares of common stock repurchased by us during the fourth quarter of fiscal 2025 pursuant to the foregoing Board authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs*

	(In millions, except per share amounts)
Month #1
(July 28, 2025 to August 24, 2025)	3.0	$170.20	$503	3.0	$14,329
Month #2
(August 25, 2025 to September 21, 2025)	1.6	$163.59	254	1.6	$14,075
Month #3
(September 22, 2025 to October 26, 2025)	0.4	$217.41	99	0.4	$13,976
Total	5.0	$172.46	$856	5.0
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
The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 27, 2024, filed on December 13, 2024.

Overview
We provide equipment, services and software to the semiconductor and related industries. Our customers include manufacturers of semiconductor wafers and chips and other electronic devices. Our customers’ products are used in a wide variety of products such as personal computing devices, mobile phones, artificial intelligence (AI) and data center servers, automobiles, connected devices, industrial applications and consumer electronics. Each of our segments is subject to variable industry conditions, as demand for equipment and services can change depending on supply and demand for chips and other electronic devices, as well as other factors, such as global economic, political and market conditions, and the nature and timing of technological advances in fabrication processes.
Our strategic priorities include developing products that help solve customers’ challenges at technology inflections, growing our service business, and expanding our served market opportunities in the semiconductor industry. Our long-term growth strategy requires continued development of new materials engineering capabilities, including products and platforms that enable expansion into new and adjacent markets. Our significant investments in research, development and engineering (RD&E) are intended to enable us to deliver new products and technologies before the emergence of strong demand, allowing customers to incorporate these products into their manufacturing plans during early-stage technology selection. We collaborate closely with our global customers to design systems and processes to meet their technical and production requirements.
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
We operate in two reportable segments: Semiconductor Systems and Applied Global Services® (AGS). As of October 26, 2025, management no longer considers Display a significant operating segment for separate reporting purposes. The financial results of our other operating segments that do not meet the requirements for a reportable segment, including our Display operating segment, are included in Corporate and Other. Prior-year Corporate and Other balances have been recast to include Display financial results. A summary of financial information for each reportable segment is found in Note 15 of Notes to Consolidated Financial Statements. A discussion of factors that could affect our operations is set forth under “Risk Factors” in Part I, Item 1A, which is incorporated herein by reference.
Our results are driven primarily by customer spending on capital equipment and services to support key technology transitions or to increase production volume in response to worldwide demand for semiconductors.

The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Spending by semiconductor customers, which include companies that operate in the foundry, logic, memory, and other semiconductor chip markets, is driven by demand for products such as smartphones, mobile devices, personal computers (PC), servers for artificial intelligence (AI) and data centers, automobiles, clean energy, storage, and other products, and the nature and timing of technological advances in fabrication processes. The growth of data and emerging end-market drivers such as AI, the internet of things, robotics and smart vehicles are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Spending can also depend on customer facility readiness and timeline for installation of capital equipment at customer sites. Development efforts are focused on solving customers’ key technical challenges in patterning, transistor, interconnect, process control, and packaging performance.
The AGS segment provides services, spares and factory automation software to customer fabrication plants globally to help customers optimize performance of our large, global installed base of semiconductor and other equipment. The AGS segment also includes 200 millimeter (200mm) and other equipment, which is shipped to many customers globally that serve the non-leading-edge end markets. Effective the first quarter of fiscal 2026, our 200mm equipment business will be moved to our Semiconductor Systems segment. Demand for AGS’ service and spares is driven by our large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve system performance, and optimize factory output and operating costs. Industry conditions that affect AGS’ sales of spares and services are primarily characterized by changes in semiconductor manufacturers’ wafer starts and utilization rates, growth of the installed base of equipment and growing service intensity of newer tools. Our strategy is to continue to shift the AGS’ service and spares business to a subscription agreement model, improving customer factory performance and optimizing operating costs, and providing us a more predictable revenue stream.
The Corporate and Other category includes revenues and costs of product not included in our reportable segments, as well as certain operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. These operating expenses include costs for certain management, finance, legal, human resources, and RD&E functions performed at the corporate level; and unabsorbed information technology and occupancy. In addition, we do not allocate to our reportable segments charges associated with restructuring actions, such as employee severance costs and asset impairment charges, unless the restructuring actions pertain to a specific reportable segment.
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. Also, the United States has announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses. For a description of these risks, see the risk factors entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” and “Business and Industry Risks - We are exposed to risks and uncertainty related to changes in trade policies, and increased tariffs and trade disputes ” in Part I, Item 1A, “Risk Factors.”

Results of Operations
Our fiscal 2025 and 2024 each contained 52 weeks.
The following table presents certain significant measurements for the periods presented:

			Change
	2025	2024	2025 over 2024

	(In millions, except per share amounts and percentages)
Net revenue	$28,368	$27,176	$1,192
Gross margin	48.7%	47.5%	1.2 points
Operating income	$8,289	$7,867	$422
Operating margin	29.2%	28.9%	0.3 points
Net income	$6,998	$7,177	$(179)
Earnings per diluted share	$8.66	$8.61	$0.05
Net revenue by segment for the periods presented were as follows:

					Change
	2025		2024		2025 over 2024

	(In millions, except percentages)
Semiconductor Systems	$20,798	73%	$19,911	73%	4%
Applied Global Services	6,385	23%	6,225	23%	3%
Corporate and Other	1,185	4%	1,040	4%	14%
Total	$28,368	100%	$27,176	100%	4%

Net revenue for Semiconductor Systems by market for the periods presented were as follows:

	2025	2024

Foundry, logic and other	67%	68%
Dynamic random-access memory (DRAM)	26%	28%
Flash memory (NAND)	7%	4%
	100%	100%
Net revenue in fiscal 2025 increased as compared to the prior year. Gross margin increased primarily driven by higher net revenue, favorable changes in customer and product mix, an increase in average selling prices, and lower material and manufacturing costs.
Semiconductor Systems net revenue increased in fiscal 2025 as compared to the prior year as customers continued to make strategic investments in new capacity and new technology transitions. Foundry and logic customers’ spending in fiscal 2025 increased driven primarily by higher customer investments in leading-edge manufacturing technologies. Memory customers’ spending in fiscal 2025 was higher due to increased customer investments in NAND fabrication equipment upgrades. Investments by semiconductor equipment customers are expected to remain strong with growth in the adoption of high-bandwidth memory and other forms of advanced packaging, continued demand for AI and data center computing, and for non-leading edge nodes. The Semiconductor Systems segment continued to represent the largest contributor of net revenue.
Our AGS net revenue in fiscal 2025 increased compared to the prior year primarily due to higher customer spending on long-term service agreements and spares, partially offset by lower customer spending on 200mm equipment. Demand for services is expected to grow as our installed base of systems and chambers increases and customers renew long-term service agreements.
Over the longer term, we believe secular drivers such as data center AI, edge AI and the internet of things, robotics and electric and autonomous vehicles will continue to create the next wave of growth for semiconductors and expand our served market opportunities. We believe device refresh cycles, such as those for PCs and smartphones, will also contribute to the next wave of growth.

Net revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

					Change
	2025		2024		2025 over 2024

	(In millions, except percentages)
China	$8,529	30%	$10,117	37%	(16)%
Korea	5,608	20%	4,493	17%	25%
Taiwan	6,857	24%	4,010	15%	71%
Japan	2,273	8%	2,154	8%	6%
Southeast Asia	1,076	4%	1,141	4%	(6)%
Asia Pacific	24,343	86%	21,915	81%	11%
United States	3,063	11%	3,818	14%	(20)%
Europe	962	3%	1,443	5%	(33)%
Total	$28,368	100%	$27,176	100%	4%
The changes in net revenue from customers in all regions for fiscal 2025 primarily reflected changes in investments in semiconductor equipment.
Operating Expenses
Operating expenses for the periods presented were as follows:

			Change
	2025	2024	2025 over 2024

	(In millions)
Research, development and engineering (RD&E)	$3,570	$3,233	$337
Marketing and selling	$858	$836	$22
General and administrative (G&A)	$910	$961	$(51)
Restructuring charges	$181	$—	$181
The year-over-year change in RD&E expenses was primarily due to additional headcount to support our ongoing investments in product development initiatives and higher depreciation expenses, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for fiscal 2025 increased primarily due to higher employee related expenses.
General and administrative expenses in fiscal 2025 decreased primarily due to lower spending on professional services, partially offset by an impairment of goodwill of $41 million recognized during the fourth quarter of fiscal 2025.
In the fourth quarter of fiscal 2025, we approved a workforce reduction plan (Fiscal 2025 Restructuring Plan) to position us for continued growth as a more competitive and productive organization and expect approximately 4% of our global workforce to be impacted under this plan. In the fourth quarter of fiscal 2025, we recognized $181 million of restructuring charges consisting primarily of severance and other employment termination benefits to be paid in cash, and other non-cash related charges. We expect to complete the plan in fiscal 2026.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

			Change
	2025	2024	2025 over 2024

	(In millions)
Interest expense	$269	$247	$22
Interest and other income (expense), net	$1,251	$532	$719
Interest expense incurred was primarily associated with senior unsecured notes. Interest expense in fiscal 2025 increased slightly as a result of the issuance of senior unsecured notes in June 2024.

Interest and other income (expense), net in fiscal 2025 increased primarily driven by higher net gain on equity investments, partially offset by lower interest income driven by lower cash balances and a decrease in market interest rates.
Income Taxes
Provision for income taxes and effective tax rates for the periods indicated were as follows:

			Change
	2025	2024	2025 over 2024

	(In millions, except percentages)
Provision for income taxes	$2,273	$975	$1,298
Effective income tax rate	24.5%	12.0%	12.5 points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rate for fiscal 2025 was higher than the prior fiscal year primarily due to a $659 million remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore and the recognition of a $407 million valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits. These credits are not expected to be realized as a result of changes in the timing of future tax deductions, following the enactment of the One Big Beautiful Bill Act. No prudent and feasible tax-planning strategies are currently available. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented were as follows:

			Change
	2025	2024	2025 over 2024

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$7,379	$6,981	$398	6%
Applied Global Services	1,792	1,812	(20)	(1)%
Corporate and Other	(882)	(926)	44	5%
Total	$8,289	$7,867	$422	5%
Operating margin
Semiconductor Systems	35.5%	35.1%	0.4 points
Applied Global Services	28.1%	29.1%	(1.0) points

Semiconductor Systems’ operating margin for fiscal 2025 increased compared to the same period in the prior year primarily driven by higher net revenue, favorable changes in customer and product mix, lower material and manufacturing costs, and an increase in average selling prices, partially offset by increased RD&E expenses.
AGS’ operating margin for fiscal 2025 decreased compared to the same periods in the prior year primarily due to a decrease in 200mm equipment net revenue, higher expense related to an increase in headcount to support business growth, and higher excess and obsolete inventory charges, partially offset by higher net revenue from services and spares.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (FASB) issued an accounting standard update to increase the operability of the recognition guidance considering different methods of software development by replacing the current stage-based capitalization model with a principles-based approach. Under the new guidance, costs are capitalized once management authorizes and commits to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2029, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued an accounting standard update to provide a practical expedient that simplifies the calculation of expected credit losses (Topic 326). The practical expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, therefore, an entity will no longer need to develop reasonable and supportable forecasts of future economic conditions. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2027, with early adoption permitted. Although this guidance will simplify our process of calculating expected credit losses on accounts receivable and contract assets, we do not expect this guidance to materially impact our consolidated financial statements or related disclosures.
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
Improvements to Income Tax Disclosures. In December 2023, the FASB issued an accounting standard update to improve income tax disclosures (Topic 740). The standard prescribes specific categories for the components of the effective tax rate reconciliation, requires disclosure of income taxes paid by jurisdiction, and modifies other income tax-related disclosures. This authoritative guidance will be effective for us beginning with our annual reporting for fiscal year 2026. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Accounting Standards Adopted
For a description of recently adopted accounting standards, including the date of adoption and the effect, if any, on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	October 26, 2025	October 27, 2024

	(In millions)
Cash and cash equivalents	$7,241	$8,022
Short-term investments	1,332	1,449
Long-term investments	4,327	2,787
Total cash, cash-equivalents and investments	$12,900	$12,258
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	2025	2024

	(In millions)
Cash provided by operating activities	$7,958	$8,677
Cash used in investing activities	$(2,782)	$(2,327)
Cash used in financing activities	$(5,977)	$(4,470)
Operating Activities
Cash from operating activities for fiscal 2025 was $8.0 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sale, share-based compensation, deferred income taxes and restructuring charges. Cash provided by operating activities in fiscal 2025 was lower primarily due to higher payments for income taxes and inventory.
We have agreements with various financial institutions to sell accounts receivable and discount promissory notes from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. We sold $501 million and $444 million of accounts receivable during fiscal 2025 and 2024, respectively. We did not discount letters of credit issued by customers in fiscal 2025 and 2024. There was no discounting of promissory notes in each of fiscal 2025 and 2024.
Our working capital was $12.9 billion at October 26, 2025 and $12.8 billion at October 27, 2024.
Days sales outstanding of our accounts receivable at the end of fiscal 2025 and 2024 was 69 days and 68 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The slight increase in days sales outstanding was primarily due to unfavorable revenue linearity.
Investing Activities
We used $2.8 billion and $2.3 billion of cash in investing activities in fiscal 2025 and 2024, respectively. Capital expenditures in fiscal 2025 and 2024 were $2.3 billion and $1.2 billion, respectively. Capital expenditures were primarily for investments in real property and improvements, demonstration and testing equipment, manufacturing and network equipment. Purchases of investments, net of proceeds from sales and maturities of investments, for 2025 and 2024 were $526 million and $1.1 billion, respectively. Net proceeds from asset sale were $33 million, and net cash paid for acquisition was $29 million in fiscal 2025. Investing activities also included investments in technology to allow us to access new market opportunities or emerging technologies.
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

Financing Activities
We used $6.0 billion of cash in financing activities in fiscal 2025, consisting primarily of repurchases of common stock of $4.9 billion, cash dividends to stockholders of $1.4 billion, repayment of $700 million senior notes and tax withholding payments for vested equity awards of $248 million, partially offset by net proceeds received from the issuance of senior unsecured notes of $991 million and proceeds received from common stock issuances under our employee stock purchase plan of $261 million.
We used $4.5 billion of cash in financing activities in fiscal 2024, consisting primarily of repurchases of common stock of $3.8 billion, cash dividends to stockholders of $1.2 billion and tax withholding payments for vested equity awards of $291 million, and net payments of principal on financing leases of $102 million, partially offset by net proceeds received from the issuance of senior unsecured notes of $694 million and proceeds received from common stock issuances under our employee stock purchase plan of $243 million.
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. At October 26, 2025, approximately $14.0 billion remained available for future stock repurchases under the repurchase program.
During each of fiscal 2025 and 2024, we paid four quarterly cash dividends, totaling $1.4 billion and $1.2 billion, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
We have credit facilities for unsecured borrowings in various currencies of up to an aggregate amount of $4.1 billion. These credit facilities consist of a $2.0 billion five-year committed revolving credit agreement with a group of banks (Five-Year Credit Agreement), a $2.0 billion 364-day committed revolving credit agreement with a group of banks (364-Day Credit Agreement), and revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $53 million in aggregate at any time. The Five-Year Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the terms of the agreement. The 364-Day Credit Agreement is scheduled to expire in September 2026, provided, however, if any loans are outstanding on the maturity date, we may convert all or part of such loans to term loans that will mature in September 2027, subject to payment of a fee by us and other customary conditions. The Five-Year Credit Agreement and the 364-Day Credit Agreement each includes financial and other covenants with which we were in compliance as of October 26, 2025. No amounts were outstanding under any of these credit facilities as of October 26, 2025 and October 27, 2024. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Financial Statements for further discussion related to our credit facilities.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes up to a total of $4.0 billion. We increased the amount of commercial paper notes we may issue to $4.0 billion in the fourth quarter of fiscal 2025, subsequent to increasing the amount from $1.5 billion to $2.0 billion in the third quarter of fiscal 2025. The proceeds from the issuances of commercial paper are used for general corporate purposes. At October 26, 2025, we had $100 million of commercial paper notes outstanding.
In September 2025, we issued $550 million in aggregate principal amount of 4.000% senior unsecured notes due 2031 and $450 million in aggregate principal amount of 4.600% senior unsecured notes due 2036, in a registered public offering. In October 2025, we used a portion of the net proceeds from the offering to repay the outstanding $700 million in aggregate principal amount of our 3.900% senior unsecured notes due October 1, 2025. The remaining net proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
We had senior unsecured notes in the aggregate principal amount of $6.5 billion outstanding as of October 26, 2025. See Note 9 of the Notes to the Consolidated Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.

Others
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense has been paid in installments starting with fiscal 2018, and as of October 26, 2025, we had one remaining payment of $255 million, payable in February of 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. As of October 26, 2025, our current income taxes payable was reduced by $233 million, and future income taxes payable will be reduced by $548 million, both of which are due to the investment tax credit.
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
Various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project, and where enacted, the rules began to be effective in fiscal 2025. The impact of the currently enacted legislation is not material to our fiscal 2025 financial results. We continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows. The adoption and effective dates of these rules vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in future years.
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
Borrowing Facilities and Debt Obligations
As of October 26, 2025, we had $6.5 billion in aggregate principal amount of senior unsecured notes with varying maturities, which are due beyond 12 months. Future interest payments associated with these unsecured notes were $2.9 billion, of which $246 million is due within 12 months and the remaining interest payments are due beyond 12 months. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Financial Statements for further discussion related to our borrowing facilities and debt obligations.
Lease Obligations
As of October 26, 2025, our operating lease obligation was $565 million related to various operating lease arrangements for certain facilities, of which $104 million is payable within 12 months and the remaining amount is payable beyond 12 months.
Purchase Obligations
As of October 26, 2025, we had $10.6 billion of purchase obligations for goods and services, of which $7.3 billion is payable within 12 months and the remaining amount is payable beyond 12 months.
Deemed Repatriation Tax Payable
As of October 26, 2025, we had one remaining payment of $255 million, payable in February of 2026. This transition tax liability is associated with the deemed repatriation of accumulated foreign earnings as a result of the enactment of the Tax Act.
Other Long-term Liabilities
We also have the obligation to fund our pension, postretirement and deferred compensation plans. We evaluate the need to make contributions to our pension and postretirement benefit plans after considering the funded status of the plans, movements in the discount rate, performance of the plan assets and related tax consequences. Payments to the plans would be dependent on these factors and could vary across a wide range of amounts and time periods. Payments for deferred compensation plans are dependent on activity by participants, making the timing of payments uncertain. As of October 26, 2025, the total of our future expected benefit payments for the pension plans and the postretirement plan over the next ten fiscal years were $250 million, of which $19 million is payable within 12 months and the remaining amount is payable beyond 12 months.
As of October 26, 2025, the gross liability for unrecognized tax benefits that was not expected to result in payment of cash within one year was $452 million. Interest and penalties related to uncertain tax positions that were not expected to result in payment of cash within one year of October 26, 2025 was $118 million. At this time, we are unable to reliably estimate the timing of payments due to uncertainties in the timing of tax audit outcomes.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. These include agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements. We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. See Note 14, Guarantees, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for further discussion relating to these arrangements.

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
Interest Rate Risk
Available-for-sale Debt Securities - The market value of our investments in available-for-sale securities was approximately $3.2 billion at October 26, 2025. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of October 26, 2025 of approximately $36 million.
Debt - At October 26, 2025, the aggregate principal of long-term senior unsecured notes issued by us was $6.5 billion with an estimated fair value of $6.2 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior notes issuances of approximately $462 million at October 26, 2025. From time to time, we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows.
Foreign Currency Risk
Certain of our operations are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $177 million at October 26, 2025.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 26, 2025.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of October 26, 2025.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2025, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B:      Other Information
During the three months ended October 26, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10:      Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers”), and code of ethics and insider trading policy (which are set forth below), the information required by this item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.
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

Item 11:      Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.

Item 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.
The following table summarizes information with respect to equity awards under our equity compensation plans as of October 26, 2025:
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(In millions, except prices)
Equity compensation plans approved by security holders	9	$—	25	(3)
Total	9	$—	25

(1)Includes only restricted stock units and performance share units outstanding under our equity compensation plans, as no options, stock warrants or other rights were outstanding as of October 26, 2025.
(2)The weighted average exercise price calculation does not take into account any restricted stock units or performance shares.
(3)Includes 8 million shares of our common stock available for future issuance under the Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan. Of these 8 million shares, 1 million are subject to purchase during the purchase period in effect as of October 26, 2025.
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

Item 13:      Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.

Item 14:      Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, California, Auditor Firm ID: 185.
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than February 23, 2026.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Applied Materials, Inc. and subsidiaries (the Company) as of October 26, 2025 and October 27, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 26, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 26, 2025 and October 27, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 26, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 26, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of sufficiency of audit evidence over revenue
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company recorded $28,368 million in net revenue, for the year ended October 26, 2025. The Company generates revenue by providing manufacturing equipment, services and software to customers in the semiconductor, display and related industries. The Company’s process to account for and recognize revenue differs across revenue streams.
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
Santa Clara, California
December 12, 2025

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

Fiscal Year	2025	2024	2023

Net revenue	$28,368	$27,176	$26,517
Cost of products sold	14,560	14,279	14,133
Gross profit	13,808	12,897	12,384
Operating expenses:
Research, development and engineering	3,570	3,233	3,102
Marketing and selling	858	836	776
General and administrative	910	961	852
Restructuring charges	181	—	—
Total operating expenses	5,519	5,030	4,730
Income from operations	8,289	7,867	7,654
Interest expense	269	247	238
Interest and other income (expense), net	1,251	532	300
Income before income taxes	9,271	8,152	7,716
Provision for income taxes	2,273	975	860
Net income	$6,998	$7,177	$6,856
Earnings per share:
Basic	$8.71	$8.68	$8.16
Diluted	$8.66	$8.61	$8.11
Weighted average number of shares:
Basic	804	827	840
Diluted	808	834	845

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Fiscal Year	2025	2024	2023

Net income	$6,998	$7,177	$6,856
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	18	43	25
Change in unrealized net loss on derivative instruments	53	31	(66)
Change in defined and postretirement benefit plans	(13)	(25)	26
Other comprehensive income (loss), net of tax	58	49	(15)
Comprehensive income	$7,056	$7,226	$6,841
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	October 26, 2025	October 27, 2024

ASSETS
Current assets:
Cash and cash equivalents	$7,241	$8,022
Short-term investments	1,332	1,449
Accounts receivable, net	5,185	5,234
Inventories	5,915	5,421
Other current assets	1,208	1,094
Total current assets	20,881	21,220
Long-term investments	4,327	2,787
Property, plant and equipment, net	4,610	3,339
Goodwill	3,707	3,732
Purchased technology and other intangible assets, net	226	249
Deferred income taxes and other assets	2,548	3,082
Total assets	$36,299	$34,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$100	$799
Accounts payable and accrued expenses	5,333	4,820
Contract liabilities	2,566	2,849
Total current liabilities	7,999	8,468
Long-term debt	6,455	5,460
Income taxes payable	356	670
Other liabilities	1,074	810
Total liabilities	15,884	15,408
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.01 par value per share; 1 shares authorized; no shares issued	—	—
Common stock: $0.01 par value per share; 2,500 shares authorized; 793 and 818 shares outstanding at 2025 and 2024, respectively	8	8
Additional paid-in capital	10,333	9,660
Retained earnings	55,227	49,651
Treasury stock: 1,241 and 1,211 shares at 2025 and 2024, respectively	(45,043)	(40,150)
Accumulated other comprehensive loss	(110)	(168)
Total stockholders’ equity	20,415	19,001
Total liabilities and stockholders’ equity	$36,299	$34,409
See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount

Balance at October 30, 2022	844	$8	$8,593	$37,892	1,173	$(34,097)	$(202)	$12,194
Net income	—	—	—	6,856	—	—	—	6,856
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(15)	(15)
Dividends declared ($1.22 per common share)	—	—	—	(1,022)	—	—	—	(1,022)
Share-based compensation	—	—	490	—	—	—	—	490
Net issuance under stock plans	7	—	48	—	—	—	—	48
Common stock repurchases	(18)	—	—	—	18	(2,202)	—	(2,202)
Balance at October 29, 2023	833	$8	$9,131	$43,726	1,191	$(36,299)	$(217)	$16,349
Net income	—	—	—	7,177	—	—	—	7,177
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49	49
Dividends declared ($1.52 per common share)	—	—	—	(1,252)	—	—	—	(1,252)
Share-based compensation	—	—	577	—	—	—	—	577
Net issuance under stock plans	5	—	(48)	—	—	—	—	(48)
Common stock repurchases	(20)	—	—	—	20	(3,851)	—	(3,851)
Balance at October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	6,998	—	—	—	6,998
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	58	58
Dividends declared ($1.78 per common share)	—	—	—	(1,422)	—	—	—	(1,422)
Share-based compensation	—	—	660	—	—	—	—	660
Net issuance under stock plans	5	—	13	—	—	—	—	13
Common stock repurchases	(30)	—	—	—	30	(4,893)	—	(4,893)
Balance at October 26, 2025	793	$8	$10,333	$55,227	1,241	$(45,043)	$(110)	$20,415

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

Fiscal Year	2025	2024	2023

Cash flows from operating activities:
Net income	$6,998	$7,177	$6,856
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	435	392	515
Restructuring charges	179	—	—
Deferred income taxes	639	(633)	24
(Gain) loss and impairments on investments, net	(792)	(15)	(16)
Share-based compensation	668	577	490
Other	31	62	56
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	49	(69)	903
Inventories	(494)	304	207
Other current and non-current assets	(119)	287	(48)
Accounts payable and accrued expenses	307	281	(138)
Contract liabilities	(283)	(126)	(167)
Income taxes payable	250	389	(20)
Other liabilities	90	51	38
Cash provided by operating activities	7,958	8,677	8,700
Cash flows from investing activities:
Capital expenditures	(2,260)	(1,190)	(1,106)
Cash paid for acquisitions, net of cash acquired	(29)	—	(25)
Proceeds from asset sale	33	—	—
Proceeds from sales and maturities of investments	5,528	2,451	1,268
Purchases of investments	(6,054)	(3,588)	(1,672)
Cash used in investing activities	(2,782)	(2,327)	(1,535)
Cash flows from financing activities:
Debt borrowings, net of issuance costs	991	694	—
Debt repayments	(700)	—	—
Proceeds from commercial paper	503	401	991
Repayments of commercial paper	(502)	(400)	(900)
Proceeds from common stock issuances	261	243	227
Common stock repurchases	(4,895)	(3,823)	(2,189)
Tax withholding payments for vested equity awards	(248)	(291)	(179)
Payments of dividends to stockholders	(1,384)	(1,192)	(975)
Payments of debt issuance costs	(3)	—	—
Repayments of principals on finance leases	—	(102)	(7)
Cash used in financing activities	(5,977)	(4,470)	(3,032)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(801)	1,880	4,133
Cash, cash equivalents and restricted cash equivalents — beginning of period	8,113	6,233	2,100
Cash, cash equivalents and restricted cash equivalents — end of period	$7,312	$8,113	$6,233
Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$7,241	$8,022	$6,132
Restricted cash equivalents included in deferred income taxes and other assets	71	91	101
Total cash, cash equivalents, and restricted cash equivalents	$7,312	$8,113	$6,233

APPLIED MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

Fiscal Year	2025	2024	2023
Supplemental cash flow information:
Cash payments for income taxes	$1,504	$957	$1,006
Cash refunds from income taxes	$90	$15	$53
Cash payments for interest	$239	$205	$205

See accompanying Notes to Consolidated Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1      Summary of Significant Accounting Policies and Recently Adopted Accounting Standards
Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Applied Materials, Inc. and its subsidiaries (we, us, and our) after elimination of intercompany balances and transactions. All references to a fiscal year apply to our fiscal year which ends on the last Sunday in October. Fiscal 2025, 2024 and 2023 each contained 52 weeks. Each fiscal quarter of 2025, 2024 and 2023 contained 13 weeks.
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
Cash Equivalents
All highly liquid investments with a remaining maturity of three months or less at the time of purchase are classified as cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds, treasury bills and investment grade commercial paper.
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
Fair Value Measurements
Our financial assets are measured and recorded at fair value on a recurring basis, except for equity investments in privately held companies. These equity investments are generally accounted for under the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes and are periodically assessed for impairment when events or circumstances indicate that a decline in value may have occurred. Our nonfinancial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
In determining the fair value of our debt securities investments, we use pricing information from pricing services that value securities based on quoted market prices and models that utilize observable market inputs. In the event a fair value estimate is unavailable from a pricing service, we generally obtain non-binding price quotes from brokers. In addition, to validate pricing information obtained from pricing services, we periodically perform supplemental analysis on a sample of securities. We review any significant unanticipated differences identified through this analysis to determine the appropriate fair value. As of October 26, 2025, substantially all of our available-for-sale, short-term, and long-term investments were recognized at fair value that was determined based upon quoted prices or other observable inputs.
Our equity investments with readily determinable values are measured at fair value using quoted prices for identical assets in an active market, and the changes in fair value of these equity investments are recognized in the consolidated statements of operations.
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
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of certain assets for financial reporting purposes are as follows: buildings and improvements, 3 to 30 years; demonstration and manufacturing equipment, 5 to 8 years; software, 3 to 5 years; and furniture, fixtures and other equipment, 3 to 5 years. Land improvements are amortized over the shorter of 15 years or their estimated useful life. Leasehold improvements are amortized over the shorter of five years or the lease term.
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
In the fourth quarter of fiscal 2025, we performed a qualitative assessment to test goodwill for all of our reporting units for impairment. Based on this assessment, we determined that a quantitative impairment test was required for certain non-strategic businesses within our Corporate and Other category, primarily due to events related to the exit of one such business during the quarter. As a result, we recognized goodwill impairment charges of $41 million in general and administrative expenses in our Consolidated Statements of Operations. No goodwill impairment was recorded during fiscal 2024 and 2023.
Intangible assets with finite lives are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 15 years using the straight-line method. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. Intangible assets with infinite lives are not subject to amortization and consist primarily of in-process technology, which will be subject to amortization upon commercialization. If an in-process technology project is abandoned, the acquired technology attributable to the project will be written-off. The carrying values of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The balances of our intangible assets were not material as of October 26, 2025 or October 27, 2024 and amortization expenses were not material for fiscal 2025, 2024 and 2023.
Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the assets by comparing the undiscounted future cash flow expected to result from the use and eventual disposal of the assets to their respective carrying value. If not recoverable, we recognize an impairment loss to the excess of the carrying value over the fair value of those assets and reduce the carrying value of the assets to their respective fair value. Fair value is determined by available market valuations, when available and appropriate, or by discounted cash flows.

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
A majority of our lease arrangements are operating leases. The balances of our operating leases right-of-use assets and liabilities were not material as of October 26, 2025 or October 27, 2024. Operating lease cost for fiscal 2025, 2024 and 2023 was not material.
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
Identifying the contract(s) with customers. We sell equipment, services, and spare parts directly to our customers in the semiconductor, display and related industries. We generally consider written documentation including, but not limited to, signed purchase orders, master agreements, and sales orders as contracts provided that collection is probable. Collectability is assessed based on the customer’s creditworthiness determined by reviewing the customer’s published credit and financial information, historical payment experience, as well as other relevant factors.
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
Recognizing the revenue as performance obligations are satisfied. We recognize revenue from equipment and spares parts at a point in time when we have satisfied our performance obligation by transferring control of the goods to the customer, which typically occurs at shipment or delivery. Revenue from service agreements is recognized over time, typically within 12 months, as customers receive the benefits of services.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
We use financial instruments, such as foreign currency forward and option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions typically expected to occur within 24 months. The purpose of our foreign currency management is to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. In certain cases, we also use interest rate swap or lock agreements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. The terms of derivative financial instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Our derivative financial instruments are recorded as assets or liabilities at fair value and reported gross on our Consolidated Balance Sheets. However, under master netting agreements in place with our counterparties, we may net settle transactions of the same currency under certain circumstances. For derivative instruments designated and qualifying as cash flow hedges, the gain or loss is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. Any portion excluded from the assessment of effectiveness is recognized in the same line as the hedged transaction but may be recognized in a different manner, e.g., amortized. If a hedged transaction becomes probable of not occurring according to the original strategy, the hedge relationship is discontinued, and we recognize the gain or loss on the associated derivative in earnings. For hedges of existing foreign currency denominated assets or liabilities, the gain or loss is recorded in earnings in the same period to offset the changes in the fair value of the assets or liabilities being hedged.
Foreign Currency
As of October 26, 2025, all of our subsidiaries use the United States dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, which are remeasured using historical exchange rates. Foreign currency-denominated revenues and costs are remeasured using average exchange rates for the period, except for costs related to non-monetary assets and liabilities, which are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in interest and other income, net in the Consolidated Statements of Operations as incurred.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash equivalents, investments, trade accounts receivable, and derivative financial instruments used in hedging activities. We invest in a variety of financial instruments, such as, but not limited to, commercial paper, corporate bonds, municipal securities, United States Treasury and agency securities, and asset-backed and mortgage-backed securities, and by policy, limit the amount of credit exposure with any one financial institution or commercial issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments but do not expect any counterparties to fail to meet their obligations. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral to secure accounts receivable. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of the collectability of accounts receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In addition, we utilize deposits and/or letters of credit to mitigate credit risk when considered appropriate.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently Adopted Accounting Standards
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the Financial Accounting Standards Board (FASB) issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. We adopted this authoritative guidance in the first quarter of fiscal 2025. The adoption of this guidance did not have a material impact on our consolidated condensed financial statements.
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued an accounting standard update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses (Topic 280). The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. We adopted this authoritative guidance in the fourth quarter of fiscal 2025 and expanded the disclosures in our notes to the consolidated financial statements. See Note 15, Industry Segment Operations, of the Notes to the Consolidated Financial Statements for further information.

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

Fiscal Year	2025	2024	2023

	(In millions, except per share amounts)
Numerator:
Net income	$6,998	$7,177	$6,856
Denominator:
Weighted average common shares outstanding	804	827	840
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	4	7	5
Denominator for diluted earnings per share	808	834	845
Basic earnings per share	$8.71	$8.68	$8.16
Diluted earnings per share	$8.66	$8.61	$8.11
Potentially weighted dilutive securities	—	—	—

Excluded from the calculation of diluted earnings per share are securities attributable to outstanding restricted stock units where the combined exercise price and average unamortized fair value are greater than the average market price of our common stock, and therefore their inclusion would be anti-dilutive.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

October 26, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,419	$—	$—	$1,419
Cash equivalents:
Money market funds*	2,193	—	—	2,193
Bank certificates of deposit and time deposits	180	—	—	180
U.S. Treasury and agency securities	1,196	—	—	1,196
Municipal securities	5	—	—	5
Commercial paper, corporate bonds and medium-term notes	2,248	—	—	2,248
Total cash equivalents	5,822	—	—	5,822
Total cash and cash equivalents	$7,241	$—	$—	$7,241
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$4	$—	$—	$4
U.S. Treasury and agency securities	1,229	3	—	1,232
Non-U.S. government securities**	5	—	—	5
Municipal securities	463	5	—	468
Commercial paper, corporate bonds and medium-term notes	848	6	—	854
Asset-backed and mortgage-backed securities	614	4	2	616
Total fixed income securities	3,163	18	2	3,179
Publicly traded equity securities	1,288	824	2	2,110
Equity investments in privately held companies	342	74	46	370
Total equity investments	1,630	898	48	2,480
Total short-term and long-term investments	$4,793	$916	$50	$5,659
Total cash, cash equivalents and investments	$12,034	$916	$50	$12,900
 _________________________
*Excludes $71 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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
________________________
*Excludes $91 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
**Includes Canadian provincial government debt.

During fiscal 2025, 2024 and 2023, interest income from our cash, cash equivalents and fixed income securities was $406 million, $486 million and $262 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of October 26, 2025:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,275	$1,276
Due after one through five years	1,274	1,287
No single maturity date*	2,244	3,096
Total	$4,793	$5,659
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and Losses on Investments
At October 26, 2025, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss).
During fiscal 2025, 2024 and 2023, gross realized gains and losses related to our fixed income portfolio were not material.
During fiscal 2025, 2024 and 2023, we did not recognize material credit losses and the ending allowance for credit losses was not material.
The components of gain (loss) on equity investments recognized in the Consolidated Statements of Operations for each fiscal year were as follows:

	2025	2024	2023

	(In millions)
Publicly traded equity securities
Unrealized gain	$887	$332	$193
Unrealized loss	(139)	(287)	(44)
Realized gain on sales and dividends	91	5	9
Realized loss on sales or impairment	—	(1)	(4)
Equity investments in privately held companies
Unrealized gain	20	3	15
Unrealized loss	(13)	(17)	(30)
Realized gain on sales and dividends	10	4	9
Realized loss on sales or impairment	(35)	(19)	(121)
Total gain (loss) on equity investments, net	$821	$20	$27

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4      Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	October 26, 2025			October 27, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,264	$—	$2,264	$3,512	$—	$3,512
Bank certificates of deposit and time deposits	—	184	184	—	103	103
U.S. Treasury and agency securities	2,109	319	2,428	2,684	14	2,698
Non-U.S. government securities	—	5	5	—	5	5
Municipal securities	—	473	473	—	460	460
Commercial paper, corporate bonds and medium-term notes	—	3,102	3,102	—	2,590	2,590
Asset-backed and mortgage-backed securities	—	616	616	—	654	654
Total available-for-sale debt security investments	$4,373	$4,699	$9,072	$6,196	$3,826	$10,022
Equity investments with readily determinable values
Publicly traded equity securities	$2,110	$—	$2,110	$723	$—	$723
Total equity investments with readily determinable values	$2,110	$—	$2,110	$723	$—	$723
Total	$6,483	$4,699	$11,182	$6,919	$3,826	$10,745
 ______________________________
*Amounts as of October 26, 2025 and October 27, 2024 include $71 million and $91 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Balance Sheets.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of October 26, 2025 or October 27, 2024.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies, included in the above table, were not material during fiscal 2025 and 2024 and were $121 million during fiscal 2023. These impairment losses are included in interest and other income (expense), net in the Consolidated Statement of Operations.
Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. At October 26, 2025, the aggregate principal amount of long-term senior unsecured notes was $6.5 billion, and the estimated fair value was $6.2 billion. At October 27, 2024, the aggregate principal amount of long-term senior unsecured notes was $5.5 billion and the estimated fair value was $5.1 billion. The estimated fair value of long-term senior unsecured notes is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Financial Statements for further detail of existing debt.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of AOCI in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI at October 26, 2025 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the consolidated statement of operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not material for fiscal years 2025, 2024 or 2023.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
As of October 26, 2025 and October 27, 2024, the total outstanding notional amount of foreign exchange contracts was $2.3 billion and $2.0 billion, respectively. The fair values of foreign exchange derivative instruments at October 26, 2025 and October 27, 2024 were not material.
The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for fiscal year 2025, 2024 and 2023.
The effects of derivative instruments, both those designated as cash flow hedges and those that are not designated, on the Consolidated Statements of Operations were not material for fiscal 2025, 2024 and 2023.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was immaterial as of October 26, 2025 and October 27, 2024.
Entering into derivative contracts with banks exposes us to credit-related losses in the event of the banks’ nonperformance. However, our exposure is not considered material.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We sold $501 million, $444 million and $679 million of accounts receivable during fiscal 2025, 2024 and 2023, respectively. We did not discount letters of credit issued by customers in fiscal 2025, 2024 and 2023. There was no discounting of promissory notes in each of fiscal 2025, 2024 and 2023. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Statements of Operations and were not material for all years presented.
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
The balances of allowance for credit losses and changes in allowance for credit losses were not material for fiscal 2025, 2024 and 2023.
 We sell our products principally to manufacturers within the semiconductor industry. While we believe that our allowance for credit losses is adequate and represents our best estimate as of October 26, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

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
Contract balances at the end of each reporting period were as follows:

	October 26, 2025	October 27, 2024
	(In millions)

Contract assets	$281	$269
Contract liabilities	$2,566	$2,849
The increase in contract assets during fiscal 2025 was primarily due to an increase in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During fiscal 2025, we recognized revenue of approximately $2.4 billion related to contract liabilities at October 27, 2024. Contract liabilities decreased during fiscal 2025 due to revenue recognized related to contract liabilities at October 27, 2024, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers, and revenue had not yet been recognized as of October 26, 2025.
There were no credit losses recognized on our accounts receivables and contract assets during fiscal 2025 and 2024.
Performance Obligations
As of October 26, 2025, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $1.7 billion, of which approximately 53% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8      Balance Sheet Detail

	October 26, 2025	October 27, 2024

	(In millions)
Inventories
Customer service spares	$1,786	$1,742
Raw materials	2,007	1,680
Work-in-process	914	879
Finished goods
Deferred cost of sales	229	217
Evaluation inventory	474	459
Manufactured on-hand inventory	505	444
Total finished goods	1,208	1,120
Total inventories	$5,915	$5,421

	October 26, 2025	October 27, 2024

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$148	$120
Prepaid expenses and other	1,060	974
	$1,208	$1,094

	Useful Life	October 26, 2025	October 27, 2024

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$558	$492
Buildings and improvements	3-30	2,930	2,359
Demonstration and manufacturing equipment	5-8	2,708	2,578
Furniture, fixtures and other equipment	3-5	855	782
Construction in progress		1,460	898
Gross property, plant and equipment		8,511	7,109
Accumulated depreciation		(3,901)	(3,770)
		$4,610	$3,339

Depreciation expense was $389 million, $346 million and $471 million for fiscal 2025, 2024 and 2023, respectively.

	October 26, 2025	October 27, 2024

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,233	$2,393
Operating lease right-of-use assets	509	375
Income tax receivables and other assets	806	314
	$2,548	$3,082

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 26, 2025	October 27, 2024

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,978	$1,570
Compensation and employee benefits	1,221	1,188
Warranty	346	364
Dividends payable	365	327
Income taxes payable	380	535
Operating lease liabilities, current	91	87
Restructuring reserve	165	—
Other	787	749
	$5,333	$4,820

	October 26, 2025	October 27, 2024

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$151	$142
Operating lease liabilities, non-current	404	259
Other	519	409
	$1,074	$810
Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $1.2 billion as of October 26, 2025. Contra-depreciation expense was not material in fiscal 2025. Operating incentives recognized as a reduction to research, development and engineering expense was $31 million in fiscal 2025. Capital expenditure related incentives reduced our income taxes payable by $781 million as of October 26, 2025, of which $233 million is in other current assets and $548 million is in deferred income taxes and other assets, in our Consolidated Balance Sheets.

Note 9      Borrowing Facilities and Debt
Revolving Credit Facilities
In September 2025, we entered into a $2.0 billion 364-day committed revolving credit agreement (364-Day Credit Agreement) with a group of banks. The 364-Day Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $1.0 billion for a total commitment of no more than $3.0 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The 364-Day Credit Agreement is scheduled to expire in September 2026, provided, however, if any loans are outstanding on the maturity date, we may convert all or part of such loans to term loans that will mature in September 2027, subject to payment of a fee by us and other customary conditions. The 364-Day Credit Agreement provides for unsecured borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings.
No amounts were outstanding under the 364-Day Credit Agreement as of October 26, 2025.
In February 2025, we entered into a $2.0 billion committed revolving credit agreement (Five-Year Credit Agreement) with a group of banks. The Five-Year Credit Agreement includes a provision under which we may request an increase in the amount of the facility of up to $500 million for a total commitment of no more than $2.5 billion, subject to the receipt of commitments from one or more lenders for any such increase and other customary conditions. The Five-Year Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the terms of the agreement. The Five-Year Credit Agreement provides for borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings. The Five-Year Credit Agreement replaced our prior $1.5 billion credit agreement, which was scheduled to expire in February 2026.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No amounts were outstanding under the Five-Year Credit Agreement or under the prior revolving credit agreement as of October 26, 2025 and October 27, 2024, respectively.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $53 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of October 26, 2025 and October 27, 2024, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes up to a total of $4.0 billion. We increased the amount of commercial paper notes we may issue to $4.0 billion in the fourth quarter of fiscal 2025, subsequent to increasing the amount from $1.5 billion to $2.0 billion in the third quarter of fiscal 2025. The proceeds from the issuances of commercial paper are used for general corporate purposes. At October 26, 2025, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 4.07% and maturities of 35 days, and as of October 27, 2024, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 5.06% and maturities of 63 days.
Senior Unsecured Notes
In September 2025, we issued $550 million aggregate principal amount of 4.000% senior unsecured notes due 2031 and $450 million aggregate principal amount of 4.600% senior unsecured notes due 2036, in a registered public offering. In October 2025, we used a portion of the net proceeds from the offering to repay the outstanding $700 million in aggregate principal amount of its 3.900% senior unsecured notes due October 1, 2025. The remaining net proceeds from the issuance of the senior unsecured notes are intended for general corporate purposes.
Debt outstanding as of October 26, 2025 and October 27, 2024 was as follows:

	Principal Amount
	October 26, 2025	October 27, 2024	Effective Interest Rate	Interest Pay Dates
	(In millions)
Current portion of long-term debt:
3.900% Senior Notes Due 2025	$—	$700	3.944%	April 1, October 1
Total current portion of long-term debt	$—	$700
Long-term debt:
3.300% Senior Notes Due 2027	$1,200	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
4.000% Senior Notes Due 2031	550	—	4.070%	January 15, July 15
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
4.600% Senior Notes Due 2036	450	—	4.632%	January 15, July 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	6,500	5,500
Total unamortized discount	(12)	(10)
Total unamortized debt issuance costs	(33)	(30)
Total long-term debt	$6,455	$5,460

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10      Restructuring Charges
Fiscal 2025 Restructuring Plan
In the fourth quarter of fiscal 2025, we approved a workforce reduction plan (Fiscal 2025 Restructuring Plan) to position us for continued growth as a more competitive and productive organization and expect approximately 4% of our global workforce to be impacted under this plan. The majority of the charges related to the Fiscal 2025 Restructuring Plan were recognized in the fourth quarter of fiscal 2025 and consist primarily of severance and other employment termination benefits to be paid in cash, and other non-cash related charges.
Restructuring charges related to the Fiscal 2025 Restructuring Plan were as follows:

2025
(In millions)
Severance and other employee-related charges	$154
Asset impairments	27
Total	$181
Changes in restructuring reserves related to the Fiscal 2025 Restructuring Plan described above were as follows:

Restructuring Charges Reserves
(In millions)
Balance as of October 27, 2024	$—
Restructuring charges	167
Consumption of reserves	(2)
Balance as of October 26, 2025	$165

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
	(In millions)
Balance at October 30, 2022	$(75)	$(52)	$(88)	$13	(202)
Other comprehensive income (loss) before reclassifications	16	(44)	17	—	(11)
Amounts reclassified out of AOCI	9	(22)	9	—	(4)
Other comprehensive income (loss), net of tax	25	(66)	26	—	(15)
Balance at October 29, 2023	$(50)	$(118)	$(62)	$13	$(217)
Other comprehensive income (loss) before reclassifications	34	28	—	—	62
Amounts reclassified out of AOCI	9	3	(25)	—	(13)
Other comprehensive income, net of tax	43	31	(25)	—	49
Balance at October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	17	58	—	—	75
Amounts reclassified out of AOCI	1	(5)	(13)	—	(17)
Other comprehensive income (loss), net of tax	18	53	(13)	—	58
Balance at October 26, 2025	$11	$(34)	$(100)	$13	$(110)
The tax effects on net income of amounts reclassified from AOCI were not material for the fiscal 2025, 2024 and 2023.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. At October 26, 2025, approximately $14.0 billion remained available for future stock repurchases under the repurchase program.
The following table summarizes our stock repurchases, including and excluding excise tax, for each fiscal year:

	2025	2024	2023

	(In millions, except per share amounts)
Shares of common stock repurchased	30	20	18
Cost of stock repurchased (including excise tax)*	$4,893	$3,851	$2,202
Average price paid per share (including excise tax)*	$162.85	$190.27	$123.63
Cost of stock repurchased (excluding excise tax)	$4,853	$3,823	$2,189
Average price paid per share (excluding excise tax)	$161.54	$188.87	$122.89
(*) Stock repurchase amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
We record common stock repurchased and held as treasury stock under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If we reissue treasury stock at an amount below our acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dividends
During fiscal 2025, our Board of Directors declared one quarterly cash dividend of $0.40 per share and three quarterly cash dividends of $0.46 per share. During fiscal 2024, our Board of Directors declared one quarterly cash dividend of $0.32 per share and three quarterly cash dividends of $0.40 per share. During fiscal 2023, our Board of Directors declared one quarterly cash dividend of $0.26 per share and three quarterly cash dividends of $0.32 per share. Dividends paid during fiscal 2025, 2024 and 2023 amounted to $1.4 billion, $1.2 billion and $975 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
We recognized share-based compensation expense related to share-based awards and ESPP shares. The effect of share-based compensation on the results of operations and the related tax benefits for each fiscal year were as follows:

	2025	2024	2023

	(In millions)
Cost of products sold	$158	$134	$180
Research, development, and engineering	259	219	179
Marketing and selling	85	72	55
General and administrative	166	152	76
Restructuring charges*	(8)	—	—
Total share-based compensation	$660	$577	$490

Income tax benefits recognized	$80	$73	$63
(*) Amount related to modification of share-based awards associated with the Fiscal 2025 Restructuring Plan.
The cost associated with share-based awards is typically recognized over the awards’ service period for the entire award on a straight-line basis, adjusting for estimated forfeitures. However, in the case of share-based awards granted to certain members of senior management that allow for partial accelerated vesting in the event of a qualifying retirement based on age and years of service, the compensation expense is recognized once the individual meets the conditions for a qualifying retirement. We calculate estimated forfeiture rate on an annual basis, based on historical forfeiture activities. The cost associated with share-based awards that include performance and/or market goals, is recognized for each tranche over the service period. The cost of the portion of share-based awards subject to performance goals is recognized based on an assessment of the likelihood that the applicable performance goals will be achieved, and the cost of the portion of share-based awards subject to market goals is recognized based on the assumption of 100% achievement of the goal.
At October 26, 2025, we had $947 million in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.4 years. At October 26, 2025, there were 17 million shares available for grant of share-based awards under the ESIP, and an additional 8 million shares available for issuance under the ESPP.
Stock Options
Stock options are rights to purchase, at future dates, shares of our common stock. There were no stock options granted during fiscal 2025, 2024 and 2023 and no outstanding stock options at the end of fiscal 2025.

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
During fiscal 2025, 2024 and 2023, certain members of senior management were granted share-based awards that are subject to the achievement of certain levels of specified market and performance goals, in addition to time-based vesting requirements (Performance-Based Awards). The market goal for Performance-Based Awards granted during fiscal 2025, 2024 and 2023 is targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor’s 500 Index. The performance goal for Performance-Based Awards granted during fiscal 2025 is non-GAAP economic profit, and the performance goal for awards granted during fiscal 2024 and 2023 is non-GAAP operating margin. Each of the performance goal and market goal is weighted 50% and is measured over a three-year period. The number of Performance-Based Awards that may vest in full after three years ranges from 0% to 200% of the target amount. The awards become eligible to vest only if the goals are achieved and will vest only if the grantee remains employed by us through each applicable vesting date, subject to a qualifying retirement based on age and years of service. The awards provide for a partial vesting based on actual performance at the conclusion of the three-year performance period in the event of a qualifying retirement.
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
The fair value of the portion of the Performance-Based Awards subject to targeted levels of non-GAAP economic profit or non-GAAP operating margin is estimated on the date of grant based on the market value of our common stock, adjusted to exclude the present value of expected dividends during the vesting period. The market value of our common stock is calculated using the closing price of our common stock on the date of the grant or, if the grant date is not a trading date, the average of the closing prices on the trading dates immediately preceding and following the grant date. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost is based on the portion of the awards that is probable to vest and is reflected over the service period and reduced for estimated forfeitures.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the assumptions used for the valuation of share-based awards for the periods presented:

	2025	2024	2023
Service-Based Awards and the portion of Performance-Based Awards subject to performance goals:
Grant date market value	$138.24 - $223.91	$148.39 - $241.26	$104.22 - $143.97
Risk-free interest rate	3.56% - 4.52%	3.48% - 5.37%	3.64% - 5.48%
Dividend yield	1.18% - 3.48%	0.72% - 2.62%	0.70% - 3.59%
Fair value	$134.61 - $220.09	$144.79 - $237.94	$102.09 - $141.33

	2025	2024	2023
Portion of Performance-Based Awards subject to market goals:
Grant date market value	$169.08	$148.39 - $173.89	$109.37
Risk-free interest rate	4.10%	4.24% - 4.30%	4.10%
Dividend yield	0.95%	0.74% - 0.86%	0.95%
Expected volatility	42.65%	40.99% - 43.35%	52.38%
Fair value	$183.40	$195.32 - $249.37	$162.72

A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during fiscal 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions, except per share amounts)
Non-vested restricted stock units, restricted stock, performance share units and performance units at October 27, 2024	10	$129.31
Granted	5	$165.66
Vested	(5)	$126.15
Canceled	(1)	$139.50
Non-vested restricted stock units, restricted stock, performance share units and performance units at October 26, 2025	9	$148.43	2.3 years	$2,086
Non-vested restricted stock units, restricted stock, performance share units and performance units expected to vest	9	$148.23	2.2 years	$2,029
At October 26, 2025, 0.7 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	2025	2024	2023
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$165.66	$149.20	$104.00
Total fair value of vested awards	$647	$527	$367

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles began in March and September of each of fiscal 2025, 2024 and 2023. We issued 2 million shares in fiscal 2025 at a weighted average price of $131.75 per share, 2 million shares in fiscal 2024 at a weighted average price of $147.38 per share and 2 million shares in fiscal 2023 at a weighted average price of $87.75 per share, under the ESPP. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	2025	2024	2023
ESPP:
Dividend yield	1.19%	0.82%	0.98%
Expected volatility	42.0%	40.1%	39.4%
Risk-free interest rate	4.13%	5.03%	5.29%
Expected life (in years)	0.5	0.5	0.5
Weighted average estimated fair value	$42.04	$52.31	$35.31

Note 12      Employee Benefit Plans
Employee Bonus Plans
We have various employee bonus plans. A discretionary bonus plan provides for the distribution of a percentage of pre-tax income to our employees who are not participants in other performance-based incentive plans, up to a maximum percentage of eligible compensation. Other plans provide for bonuses to our executives and other key contributors based on the achievement of profitability and/or other specified performance criteria. Charges under these plans for fiscal 2025, 2024 and 2023 were $785 million, $837 million and $702 million, respectively.
Defined Benefit Pension Plans of Foreign Subsidiaries and Other Postretirement Benefits
Several of our foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Benefits under these plans are typically based on years of service and final average compensation levels. The plans are managed in accordance with applicable local statutes and practices. We deposit funds for certain of these plans with insurance companies, pension trustees, government-managed accounts, and/or accrue the expense for the unfunded portion of the benefit obligation on our Consolidated Financial Statements. Our practice is to fund the various pension plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed the qualified plan assets. The differences between the aggregate projected benefit obligations and aggregate plan assets of these plans have been recorded as liabilities by us and are included in other liabilities and accrued expenses in the Consolidated Balance Sheets. The net funded status and periodic benefit cost were not material for fiscal 2025, 2024 and 2023.
Our investment strategy for our defined benefit plans is to invest plan assets in a prudent manner, maintaining well-diversified portfolios with the long-term objective of meeting the obligations of the plans as they come due. Asset allocation decisions are typically made by plan fiduciaries with input from our international pension committee. Our asset allocation strategy incorporates a sufficient equity exposure in order for the plans to benefit from the expected better long-term performance of equities relative to the plans’ liabilities. We retain investment managers, where appropriate, to manage the assets of the plans. Performance of investment managers is monitored by plan fiduciaries with the assistance of local investment consultants. The investment managers make investment decisions within the guidelines set forth by plan fiduciaries. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward target asset allocation ranges. Investment managers may use derivative instruments for efficient portfolio management purposes.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Executive Deferred Compensation Plans
We sponsor two unfunded deferred compensation plans, the Executive Deferred Compensation Plan (Predecessor EDCP) and the 2016 Deferred Compensation Plan (2016 DCP) (formerly known as the 2005 Executive Deferred Compensation Plan), under which certain employees may elect to defer a portion of their following year’s eligible earnings. The Predecessor EDCP was frozen as of December 31, 2004 such that no new deferrals could be made under the plan after that date and the plan would qualify for “grandfather” relief under Section 409A of the Code. The Predecessor EDCP participant accounts continue to be maintained under the plan and credited with deemed interest. The 2016 DCP was originally implemented by us effective as of January 1, 2005, and amended and restated as of October 12, 2015, and is intended to comply with the requirements of Section 409A of the Code. In addition, we also sponsor a non-qualified deferred compensation plan as a result of a previous acquisition. Amounts payable for all plans, including accrued deemed interest, totaled $436 million and $357 million at October 26, 2025 and October 27, 2024, respectively, which were included in other liabilities in the Consolidated Balance Sheets.
Note 13     Income Taxes
The components of income before income taxes for each fiscal year were as follows:

	2025	2024	2023

	(In millions)
U.S.	$56	$833	$1,234
Foreign	9,215	7,319	6,482
Total	$9,271	$8,152	$7,716
The components of the provision for income taxes for each fiscal year were as follows:

	2025	2024	2023

	(In millions)
Current:
U.S.	$675	$1,254	$708
Foreign	411	366	456
State	34	33	54
	1,120	1,653	1,218
Deferred:
U.S.	382	(697)	(255)
Foreign	788	30	(61)
State	(17)	(11)	(42)
	1,153	(678)	(358)
Total	$2,273	$975	$860

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation between the statutory U.S. federal income tax rate and our actual effective income tax rate for each fiscal year is presented below:

	2025	2024	2023
Tax provision at U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations taxed at various rates	(7.3)	(7.6)	(8.2)
Changes in prior years’ unrecognized tax benefits	—	—	(0.2)
Resolutions of prior years’ income tax filings	0.2	(0.1)	(0.1)
Research and other tax credits	(1.3)	(1.4)	(1.6)
Remeasurement of deferred tax assets in Singapore	7.1	—	—
Valuation allowance on corporate alternative minimum tax credits	4.4	—	—
Other	0.4	0.1	0.2
Total	24.5%	12.0%	11.1%
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rate for fiscal 2025 was higher than the prior fiscal year primarily due to a $659 million remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore and the recognition of a $407 million valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits. These credits are not expected to be realized as a result of changes in the timing of future tax deductions, following the enactment of the One Big Beautiful Bill Act. No prudent and feasible tax-planning strategies are currently available. The amount of the valuation allowance may be adjusted in future quarters if estimates of future taxable income change.
Our effective tax rate for fiscal 2024 was higher than fiscal 2023 primarily due to lower tax credits in fiscal 2024, partially offset by higher proportion of pre-tax income in lower tax jurisdictions in fiscal 2024.
In the reconciliation between the statutory U.S. federal income tax rate and the effective income tax rate, the effect of foreign operations taxed at various rates represents the difference between an income tax provision at the U.S. federal statutory income tax rate and the recorded income tax provision, with the difference expressed as a percentage of worldwide income before income taxes. This effect is substantially related to the tax effect of pre-tax income in jurisdictions with lower statutory tax rates. The foreign operations with the most significant effective tax rate impact are in Singapore. The statutory tax rate for fiscal 2025 for Singapore is 17%. We have been granted conditional reduced tax rates that expire beginning in fiscal 2030, excluding potential renewal and subject to certain conditions with which we expect to comply. The tax benefits arising from these tax rates were $490 million or $0.61 per diluted share, $393 million or $0.47 per diluted share and $369 million or $0.44 per diluted share for fiscal 2025, 2024 and 2023, respectively.

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

	October 26, 2025	October 27, 2024

	(In millions)
Deferred tax assets:
Corporate Alternative Minimum Tax	$407	$410
Capitalized R&D expenses	295	217
Allowance for doubtful accounts	3	4
Inventory reserves and basis difference	145	127
Installation and warranty reserves	42	70
Intangible assets	225	977
Accrued liabilities	29	24
Deferred revenue	61	72
Tax credits	677	592
Deferred compensation	265	261
Share-based compensation	34	44
Property, plant and equipment	192	101
Lease liability	104	72
Other	50	79
Gross deferred tax assets	2,529	3,050
Valuation allowance	(1,049)	(569)
Total deferred tax assets	1,480	2,481
Deferred tax liabilities:
Right of use assets	(105)	(76)
Undistributed foreign earnings	(26)	(23)
Investments	(133)	—
Total deferred tax liabilities	(264)	(99)
Net deferred tax assets	$1,216	$2,382
A valuation allowance is recorded to reflect the estimated amount of net deferred tax assets that may not be realized. Changes in the valuation allowance in each fiscal year were as follows:

	2025	2024	2023

	(In millions)
Beginning balance	$569	$530	$460
Increases	480	39	70
Ending balance	$1,049	$569	$530
At October 26, 2025, we have corporate alternative minimum tax credit carryforwards of $407 million that are carried over until exhausted. We also have state research and development tax credit carryforwards of $677 million, including $624 million of credits that are carried over until exhausted and $42 million that are carried over for 15 years and begin to expire in fiscal 2034. It is more likely than not that all tax credit carryforwards, net of valuation allowance, will be utilized.

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

	2025	2024	2023

	(In millions)
Beginning balance of gross unrecognized tax benefits	$544	$510	$498
Lapses of statutes of limitation	(82)	—	—
Increases in tax positions for current year	26	25	28
Increases in tax positions for prior years	—	13	—
Decreases in tax positions for prior years	(1)	(4)	(16)
Ending balance of gross unrecognized tax benefits	$487	$544	$510
Tax benefit for interest and penalties on unrecognized tax benefits for fiscal 2025 was $63 million and tax expense for interest and penalties on unrecognized tax benefits for fiscal 2024 and 2023 was $45 million and $34 million, respectively. The income tax liability for interest and penalties for fiscal 2025, 2024 and 2023 was $118 million, $181 million and $136 million, respectively, and was classified as non-current income taxes payable.
Included in the balance of unrecognized tax benefits for fiscal 2025, 2024 and 2023 are $347 million, $397 million, and $386 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
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
We believe it is reasonably possible that the amount of gross unrecognized tax benefits related primarily to foreign operations could be reduced by approximately $200 million in the next 12 months as a result of the resolution of tax matters or the lapse of statute of limitations.

Note 14     Guarantees, Commitments and Contingencies
 Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of October 26, 2025, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $350 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of October 26, 2025, we have provided parent guarantees to banks for approximately $293 million to cover these arrangements.
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

Note 15      Industry Segment Operations
Our two reportable segments are: Semiconductor Systems and Applied Global Services (AGS). The Display operating segment financial results were included in the Corporate and Other category balances below, as management no longer considers the Display operating segment a significant operating segment for separate reporting purposes. Segment information is presented based upon our management organization structure as of October 26, 2025 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
The Semiconductor Systems segment includes semiconductor capital equipment to enable materials engineering steps including etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The AGS segment provides integrated solutions to optimize equipment and fab performance and productivity, including spares, upgrades, services, 200 millimeter and other equipment and factory automation software for semiconductor and other products.
Our President and Chief Executive Officer is our chief operating decision-maker (CODM). We derive the segment results directly from our internal management reporting system. The accounting policies we use to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, net revenue and operating income. Our CODM regularly reviews segment operating income to evaluate the performance of, and to assign resources to, each of the reportable segments. Actual results are compared to budgeted amounts as part of the CODM’s assessment of each segment’s performance and to make decisions about allocating resources to each segment. Our CODM does not evaluate operating segments using total asset information.
The Corporate and Other category includes revenues, costs of products and operating expenses from other operating segments that do not meet the requirements for a reportable segment. Corporate and Other also includes certain corporate function operating expenses that are not allocated to our reportable segments and are managed separately at the corporate level. In addition, we do not allocate to our reportable segments charges associated with restructuring actions, such as employee severance costs and asset impairment charges, unless the restructuring actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Our CODM does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for each reportable segment for and as of the end of each fiscal year were as follows:

	Semiconductor Systems	Applied Global Services	Corporate and Other	Total

	(In millions, except percentages)
2025:
Net revenue	$20,798	$6,385	$1,185	$28,368
Costs of products sold	9,530	4,251	779	14,560
Gross profit	$11,268	$2,134	$406	$13,808
Gross margin	54.2%	33.4%		48.7%
Operating expenses:
Research, development and engineering	3,042	126	402	3,570
Selling, general and administrative	847	216	705	1,768
Restructuring charges	—	—	181	181

Operating income (loss)	$7,379	$1,792	$(882)	$8,289
Operating margin	35.5%	28.1%		29.2%

Depreciation and amortization	$192	$26	$217	$435
Capital expenditures	$507	$57	$1,696	$2,260
Accounts receivable	$3,733	$1,269	$183	$5,185
Inventories	$3,444	$2,301	$170	$5,915
Goodwill	$2,476	$1,032	$199	$3,707

	Semiconductor Systems	Applied Global Services	Corporate and Other	Total

	(In millions, except percentages)
2024
Net revenue	$19,911	$6,225	$1,040	$27,176
Costs of products sold	9,379	4,088	812	14,279
Gross profit	$10,532	$2,137	$228	$12,897
Gross margin	52.9%	34.3%		47.5%
Operating expenses:
Research, development and engineering	2,684	114	435	3,233
Selling, general and administrative	867	211	719	1,797

Operating income (loss)	$6,981	$1,812	$(926)	$7,867
Operating margin	35.1%	29.1%		28.9%

Depreciation and amortization	$168	$22	$202	$392
Capital expenditures	$425	$35	$730	$1,190
Accounts receivable	$3,816	$1,297	$121	$5,234
Inventories	$2,988	$2,306	$127	$5,421
Goodwill	$2,460	$1,032	$240	$3,732

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Semiconductor Systems	Applied Global Services	Corporate and Other	Total

	(In millions, except percentages)
2023
Net revenue	$19,698	$5,732	$1,087	$26,517
Costs of products sold	9,456	3,911	766	14,133
Gross profit	$10,242	$1,821	$321	$12,384
Gross margin	52.0%	31.8%		46.7%
Operating expenses:
Research, development and engineering	2,544	101	457	3,102
Selling, general and administrative	819	191	618	1,628

Operating income (loss)	$6,879	$1,529	$(754)	$7,654
Operating margin	34.9%	26.7%		28.9%

Depreciation and amortization	$235	$31	$249	$515
Capital expenditures	$381	$39	$686	$1,106
Accounts receivable	$3,943	$1,111	$111	$5,165
Inventories	$3,433	$2,073	$219	$5,725
Goodwill	$2,460	$1,032	$240	$3,732

Semiconductor Systems revenue is recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
During fiscal 2025, goodwill decreased primarily due to impairment charges recognized during the fourth quarter of fiscal 2025, partially offset by an increase related to preliminary purchase accounting for an acquisition which was not material to our results of operations or to our balance sheet.
During fiscal 2025, two customers accounted for approximately 19% and 15%, respectively, of our net revenue. During fiscal 2024, two customers accounted for approximately 12% and 11%, respectively, of our net revenue. During fiscal 2023, two customers accounted for approximately 19% and 15%, respectively, of our net revenue.
Net revenue for Semiconductor Systems by market for the periods indicated were as follows:

	2025	2024	2023
Foundry, logic and other	67%	68%	77%
Dynamic random-access memory (DRAM)	26%	28%	17%
Flash memory (NAND)	7%	4%	6%
	100%	100%	100%

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

	2025	2024	2023

	(In millions)
Net revenue:
United States	$3,063	$3,818	$4,006
China	8,529	10,117	7,247
Korea	5,608	4,493	4,609
Taiwan	6,857	4,010	5,670
Japan	2,273	2,154	2,075
Europe	962	1,443	2,152
Southeast Asia	1,076	1,141	758
Total outside United States	25,305	23,358	22,511
Consolidated total	$28,368	$27,176	$26,517

	October 26, 2025	October 27, 2024

	(In millions)
Long-lived assets:
United States	$5,071	$3,759
China	8	3
Korea	9	9
Taiwan	67	59
Japan	6	7
Europe	155	113
Southeast Asia	21	5
Total outside United States	266	196
Consolidated total	$5,337	$3,955

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Applied Materials, Inc., as amended and restated through March 16, 2020	8-K	000-06920	3.1	3/16/2020
3.2	Amended and Restated Bylaws of Applied Materials, Inc., as amended and restated through December 8, 2023	8-K	000-06920	3.2	12/13/2023
4.1	Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	6/10/2011
4.2	First Supplemental Indenture, dated June 8, 2011, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.2	6/10/2011
4.3	Second Supplemental Indenture, dated September 24, 2015, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	9/24/2015
4.4	Third Supplemental Indenture, dated March 31, 2017, by and between Applied Materials, Inc. and U.S. Bank National Association, as Trustee	8-K	000-06920	4.1	3/31/2017
4.5	Fourth Supplemental Indenture dated May 29, 2020, by and between Applied Materials, Inc. and U.S. Bank National Association	8-K	000-06920	4.1	5/29/2020
4.6	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	000-06920	4.6	12/15/2023
4.7	Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.1	6/11/2024
4.8	Supplemental Indenture, dated as of June 11, 2024, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	000-06920	4.2	6/11/2024
4.9	Second Supplemental Indenture, dated as of September 18, 2025, by and between Applied Materials, Inc. and The Bank of New York Mellon Trust Company, N.A	8-K	000-06920	4.1	9/19/2025
10.1	Form of Indemnification Agreement between Applied Materials, Inc. and Directors and certain officers	10-Q	000-06920	10.1	5/23/2024
10.2	Applied Materials, Inc. Profit Sharing Scheme (Ireland)	S-8	333-45011	4.1	1/27/1998
10.3*	Applied Materials Inc. Employee Financial Assistance Plan, amended and restated as of December 18, 2008	10-Q	000-06920	10.58	3/3/2009
10.4	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend Clause 20 of the Trust Deed thereunder	10-K	000-06920	10.48	12/12/2008
10.5	Deed of Amendment to Applied Materials Profit Sharing Scheme, dated February 7, 2006, to amend the definition of Eligible Employee in the First Schedule to the Trust Deed thereunder.	10-K	000-06920	10.49	12/12/2008
10.6*	Form of Restricted Stock Unit Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	5/27/2021
10.7*	Form of Restricted Stock Unit Agreement for Nonemployee Directors for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.4	5/27/2021
10.8*	Form of Restricted Stock Agreement for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-Q	000-06920	10.3	8/23/2012

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.9*	Applied Materials, Inc. Omnibus Employees’ Stock Purchase Plan, effective September 1, 2021	8-K	000-06920	10.2	3/16/2021
10.10*	Offer Letter, dated August 14, 2013, between Applied Materials, Inc. and Gary E. Dickerson	10-Q	000-06920	10.2	8/22/2013
10.11*	Form of Non-Qualified Stock Option Agreement for Employees for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.4	8/22/2013
10.12*	Form of Performance Unit Agreement for use under the Applied Materials, Inc. Employee Stock Incentive Plan, as amended	10-Q	000-06920	10.2	2/20/2014
10.13*	Applied Materials, Inc. Applied Incentive Plan, amended and restated effective September 7, 2023	10-K	000-06920	10.13	12/15/2023
10.14*	Applied Materials, Inc. 2016 Deferred Compensation Plan, as amended and restated on January 1, 2021	10-K	000-06920	10.15	12/16/2022
10.15*	Applied Materials, Inc. Employee Stock Incentive Plan, as amended and restated effective March 11, 2021	8-K	000-06920	10.1	3/16/2021
10.16*	Applied Materials, Inc. Senior Executive Bonus Plan, as amended and restated effective September 8, 2023	10-K	000-06920	10.16	12/15/2023
10.17*	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-K	000-06920	10.17	12/15/2023
10.18*	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan	10-K	000-06920	10.18	12/15/2023
10.19*	Offer Letter, dated February 26, 2022, between Applied Materials, Inc. and Brice Hill	10-Q	000-06920	10.1	5/26/2022
10.20	Credit Agreement, dated as of February 24, 2025, among Applied Materials, Inc., Bank of America, N.A., as administrative agent, and the other lenders named therein	8-K	000-06920	10.1	2/27/2025
10.21	Credit Agreement, dated as of September 25, 2025, among Applied Materials, Inc., Bank of America, N.A., as administrative agent, and the other lenders named therein	8-K	000-06920	10.1	9/26/2025
10.22	Deed of Amendment, dated December 19, 2023, to the Trust Deed Constituting the Applied Materials Profit Sharing Scheme	10-Q	000-06920	10.1	2/27/2024
19.1	Insider Trading Policy	10-K	000-06920	19.1	12/13/2024
21	Subsidiaries of Applied Materials, Inc.†
23	Consent of Independent Registered Public Accounting Firm, KPMG LLP†
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
97.1	Applied Materials, Inc. Compensation Recovery Policy, adopted on September 7, 2023	10-K	000-06920	97.1	12/15/2023
101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
†	Filed herewith.
‡	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MATERIALS, INC.

By:	/s/ GARY E. DICKERSON
Gary E. Dickerson
President, Chief Executive Officer
Dated: December 12, 2025

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

	Title	Date
/s/ GARY E. DICKERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2025
Gary E. Dickerson
/s/ BRICE HILL	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 12, 2025
Brice Hill
/s/ ADAM SANDERS	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	December 12, 2025
Adam Sanders

/S/ THOMAS J. IANNOTTI
Thomas J. Iannotti	Chairman of the Board	December 12, 2025
/S/ JAMES R. ANDERSON
James R. Anderson	Director	December 12, 2025
/S/ RANI BORKAR
Rani Borkar	Director	December 12, 2025
/S/ JUDY BRUNER
Judy Bruner	Director	December 12, 2025
/S/ XUN CHEN
Xun Chen	Director	December 12, 2025
/S/ AART J. DE GEUS
Aart J. de Geus	Director	December 12, 2025
/S/ ALEXANDER A. KARSNER
Alexander A. Karsner	Director	December 12, 2025
/S/ KEVIN P. MARCH
Kevin P. March	Director	December 12, 2025
/s/ SCOTT A. MCGREGOR
Scott A. McGregor	Director	December 12, 2025