Form 10-Q
period 2026-01-25
APPLIED MATERIALS INC /DE
filed 2026-02-19
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of January 25, 2026: 793,609,867

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended
	January 25, 2026	January 26, 2025

	(Unaudited)
Revenue	$7,012	$7,166
Cost of products sold	3,577	3,670
Gross profit	3,435	3,496
Operating expenses:
Research, development and engineering	928	859
Marketing and selling	222	206
General and administrative	189	256
Legal settlement	253	—
Restructuring charges	12	—
Total operating expenses	1,604	1,321
Income from operations	1,831	2,175
Interest expense	69	64
Interest and other income (expense), net	566	8
Income before income taxes	2,328	2,119
Provision for income taxes	302	934
Net income	$2,026	$1,185
Earnings per share:
Basic	$2.55	$1.46
Diluted	$2.54	$1.45
Weighted average number of shares:
Basic	793	814
Diluted	799	819
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	January 25, 2026	January 26, 2025

	(Unaudited)
Net income	$2,026	$1,185
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(5)	(3)
Change in unrealized net loss on derivative instruments	5	28
Other comprehensive income (loss), net of tax	—	25
Comprehensive income	$2,026	$1,210
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	January 25, 2026	October 26, 2025

ASSETS
Current assets:
Cash and cash equivalents	$7,218	$7,241
Short-term investments	1,293	1,332
Accounts receivable, net	4,977	5,185
Inventories	5,997	5,915
Other current assets	1,564	1,208
Total current assets	21,049	20,881
Long-term investments	4,968	4,327
Property, plant and equipment, net	4,949	4,610
Goodwill	3,707	3,707
Purchased technology and other intangible assets, net	215	226
Deferred income taxes and other assets	2,756	2,548
Total assets	$37,644	$36,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$100	$100
Accounts payable and accrued expenses	5,181	5,333
Contract liabilities	2,472	2,566
Total current liabilities	7,753	7,999
Long-term debt	6,453	6,455
Income taxes payable	507	356
Other liabilities	1,214	1,074
Total liabilities	15,927	15,884
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	10,311	10,333
Retained earnings	56,888	55,227
Treasury stock	(45,380)	(45,043)
Accumulated other comprehensive loss	(110)	(110)
Total stockholders’ equity	21,717	20,415
Total liabilities and stockholders’ equity	$37,644	$36,299
Amounts as of January 25, 2026 are unaudited. Amounts as of October 26, 2025 are derived from the October 26, 2025 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 25, 2026	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 26, 2025	793	$8	$10,333	$55,227	1,241	$(45,043)	$(110)	$20,415
Net income	—	—	—	2,026	—	—	—	2,026
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—
Dividends declared ($0.46 per common share)	—	—	—	(365)	—	—	—	(365)
Share-based compensation	—	—	207	—	—	—	—	207
Net issuance under stock plans	1	—	(229)	—	—	—	—	(229)
Common stock repurchases	(1)	—	—	—	1	(337)	—	(337)
Balance as of January 25, 2026	793	$8	$10,311	$56,888	1,242	$(45,380)	$(110)	$21,717

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended January 26, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	1,185	—	—	—	1,185
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	25	25
Dividends declared ($0.40 per common share)	—	—	—	(325)	—	—	—	(325)
Share-based compensation	—	—	195	—	—	—	—	195
Net issuance under stock plans	2	—	(142)	—	—	—	—	(142)
Common stock repurchases	(8)	—	—	—	8	(1,314)	—	(1,314)
Balance as of January 26, 2025	812	$8	$9,713	$50,511	1,219	$(41,464)	$(143)	$18,625

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	January 25, 2026	January 26, 2025

	(Unaudited)
Cash flows from operating activities:
Net income	$2,026	$1,185
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	127	105
Restructuring charges	12	—
Legal settlement	253	—
(Gain) / loss and impairment on investments	(466)	100
Share-based compensation	207	195
Deferred income taxes	(78)	668
Other	(1)	(5)
Changes in operating assets and liabilities:
Accounts receivable	208	(764)
Inventories	(82)	(80)
Other current and non-current assets	(154)	115
Accounts payable and accrued expenses	(760)	(429)
Contract liabilities	(94)	(397)
Income taxes payable	481	200
Other liabilities	7	32
Cash provided by operating activities	1,686	925
Cash flows from investing activities:
Capital expenditures	(646)	(381)
Cash paid for acquisitions, net of cash acquired	—	(28)
Proceeds from sales and maturities of investments	1,143	1,223
Purchases of investments	(1,277)	(1,711)
Cash used in investing activities	(780)	(897)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	200	200
Repayments of commercial paper	(200)	(200)
Common stock repurchases	(337)	(1,318)
Tax withholding payments for vested equity awards	(229)	(142)
Payments of dividends to stockholders	(365)	(326)
Cash used in financing activities	(931)	(1,786)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(25)	(1,758)
Cash, cash equivalents and restricted cash equivalents — beginning of period	7,312	8,113
Cash, cash equivalents and restricted cash equivalents — end of period	$7,287	$6,355

Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$7,218	$6,264
Restricted cash equivalents included in deferred income taxes and other assets	69	91
Total cash, cash equivalents and restricted cash equivalents	$7,287	$6,355

Supplemental cash flow information:
Cash payments for income taxes	$112	$70
Cash refunds from income taxes	$3	$70
Cash payments for interest	$65	$52
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1    Basis of Presentation and Recently Adopted Accounting Standards
Basis of Presentation
In the opinion of our management, the unaudited interim consolidated condensed financial statements of Applied Materials, Inc. and its subsidiaries (we, us, and our) included herein have been prepared on a basis consistent with the October 26, 2025 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 26, 2025 (2025 Form 10-K).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three months ended January 25, 2026 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2026 and 2025 contain 52 weeks each and the first three months of fiscal 2026 and 2025 each contained 13 weeks.
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

	Three Months Ended
	January 25, 2026	January 26, 2025

	(In millions, except per share amounts)
Numerator:
Net income	$2,026	$1,185
Denominator:
Weighted average common shares outstanding	793	814
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	6	5
Denominator for diluted earnings per share	799	819
Basic earnings per share	$2.55	$1.46
Diluted earnings per share	$2.54	$1.45
Potentially weighted dilutive securities	1	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

January 25, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,541	$—	$—	$1,541
Cash equivalents:
Money market funds*	3,719	—	—	3,719
Bank certificates of deposit and time deposits	180	—	—	180
U.S. Treasury and agency securities	398	—	—	398
Municipal securities	5	—	—	5
Commercial paper, corporate bonds and medium-term notes	1,375	—	—	1,375
Total cash equivalents	5,677	—	—	5,677
Total cash and cash equivalents	$7,218	$—	$—	$7,218
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$1	$—	$—	$1
U.S. Treasury and agency securities	1,274	2	1	1,275
Non-U.S. government securities**	3	—	—	3
Municipal securities	474	3	—	477
Commercial paper, corporate bonds and medium-term notes	984	5	—	989
Asset-backed and mortgage-backed securities	568	3	1	570
Total fixed income securities	3,304	13	2	3,315
Publicly traded equity securities	1,287	1,290	1	2,576
Equity investments in privately held companies	346	90	66	370
Total equity investments	1,633	1,380	67	2,946
Total short-term and long-term investments	$4,937	$1,393	$69	$6,261
Total cash, cash equivalents and investments	$12,155	$1,393	$69	$13,479
_________________________
*Excludes $69 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
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
During the three months ended January 25, 2026 and January 26, 2025, interest income from our cash, cash equivalents and fixed income securities was $97 million and $116 million, respectively.
Maturities of Investments
The following table summarizes the contractual maturities of our investments as of January 25, 2026:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,243	$1,244
Due after one through five years	1,488	1,497
Due after five years	5	5
No single maturity date*	2,201	3,515
Total	$4,937	$6,261
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three months ended January 25, 2026 and January 26, 2025, gross realized gains and losses on our fixed income portfolio were not material.
As of January 25, 2026 and October 26, 2025, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three months ended January 25, 2026 and January 26, 2025, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments recognized in the Consolidated Condensed Statements of Operations for the three months ended January 25, 2026 and January 26, 2025 were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025
	(In millions)
Publicly traded equity securities
Unrealized gain	$484	$3
Unrealized loss	(16)	(111)
Realized gain on sales and dividends	4	3
Realized loss on sales or impairment	(2)	—
Equity investments in privately held companies
Unrealized gain	18	7
Unrealized loss	(2)	(5)
Realized gain on sales and dividends	4	6
Realized loss on sales or impairment	(20)	—
Total gain (loss) on equity investments, net	$470	$(97)

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	January 25, 2026			October 26, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$3,788	$—	$3,788	$2,264	$—	$2,264
Bank certificates of deposit and time deposits	—	181	181	—	184	184
U.S. Treasury and agency securities	1,249	424	1,673	2,109	319	2,428
Non-U.S. government securities	—	3	3	—	5	5
Municipal securities	—	482	482	—	473	473
Commercial paper, corporate bonds and medium-term notes	—	2,364	2,364	—	3,102	3,102
Asset-backed and mortgage-backed securities	—	570	570	—	616	616
Total available-for-sale debt security investments	$5,037	$4,024	$9,061	$4,373	$4,699	$9,072
Equity investments with readily determinable values
Publicly traded equity securities	$2,576	$—	$2,576	$2,110	$—	$2,110
Total equity investments with readily determinable values	$2,576	$—	$2,576	$2,110	$—	$2,110
Total	$7,613	$4,024	$11,637	$6,483	$4,699	$11,182
_________________________
*Amounts as of January 25, 2026 and October 26, 2025 include $69 million and $71 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of January 25, 2026 and October 26, 2025, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of January 25, 2026 or October 26, 2025.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies, included in the above fair value hierarchy table, were not material during the three months ended January 25, 2026 and January 26, 2025. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statements of Operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of January 25, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $6.5 billion, and their estimated fair value, excluding associated interest rate swaps we entered into in the first quarter of fiscal 2026, was $6.1 billion. See Note 5 of the Notes to the Consolidated Condensed Financial Statements for information on our interest rate swaps. As of October 26, 2025, the aggregate principal amount of long-term senior unsecured notes was $6.5 billion and the estimated fair value was $6.2 billion. The estimated fair value of long-term senior unsecured notes issued by us is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional information on our senior unsecured notes.

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
We do not use derivative financial instruments for trading or speculative purposes. Derivative instruments and hedging activities, including foreign exchange and interest rate contracts, are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recognized currently in earnings. All of our derivative financial instruments are recorded at their fair value in other current assets, accounts payable and accrued expenses, or long-term debt.
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of January 25, 2026 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the Consolidated Condensed Statement of Operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not material for the three months ended January 25, 2026 and January 26, 2025.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in the Consolidated Condensed Statement of Operations to offset the changes in the fair value of the assets or liabilities being hedged.
We also use interest rate swap derivatives to partially offset our business exposure to interest risk associated with our outstanding fixed rate senior unsecured notes. These interest rate swaps are designated as fair value hedges and used to offset changes in the fair value of certain unsecured senior notes attributable to changes in the benchmark interest rate. We reflect the interest settlement associated with the interest rate swap as cash flows from operating activities in the Consolidated Statements of Cash Flows. During the first quarter of fiscal 2026, we entered into a series of interest rate swaps with the aggregate notional amount of $400 million. We record changes in fair value on the swaps in our Consolidated Condensed Statements of Operations with a corresponding offset to the value of the hedged senior unsecured notes. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of our senior unsecured notes.
As of January 25, 2026 and October 26, 2025, the total outstanding notional amounts of foreign exchange contracts were both $2.3 billion. The fair values of foreign exchange derivative instruments as of January 25, 2026 and October 26, 2025 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three months ended January 25, 2026 and January 26, 2025.
The effects of derivative instruments, both those designated and not designated as cash flow and fair value hedges, on the Consolidated Condensed Statements of Operations were not material for the three months ended January 25, 2026 and January 26, 2025.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was not material as of January 25, 2026.
Entering into derivative contracts with banks exposes us to credit-related losses in the event of the banks’ nonperformance. However, our exposure is not considered material.

Note 6      Accounts Receivable, Net
We have an agreement with a financial institution to sell accounts receivable from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements.
Accounts receivable sold during the three months ended January 25, 2026 and January 26, 2025 were not material. We did not discount letters of credit issued by customers during the three months ended January 25, 2026 and January 26, 2025. Financing charges on the sale of receivables and discounting of letters of credit are included in interest expense in the accompanying Consolidated Condensed Statements of Operations and were not material for all periods presented.
We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on historical experience, credit evaluations, specific customer collection history and any customer-specific issues we have identified. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us or its payment trends, may require us to further adjust our estimates of the recoverability of amounts due to us. Bad debt expense and any reversals are recorded in marketing and selling expenses in the Consolidated Condensed Statements of Operations.
The balances of allowance for credit losses were not material as of January 25, 2026 and October 26, 2025, and the changes in allowance for credit losses were not material for the three months ended January 25, 2026 and January 26, 2025.
We sell our products principally to manufacturers within the semiconductor industry. While we believe that our allowance for credit losses is adequate and represents our best estimate as of January 25, 2026, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Contract balances at the end of each reporting period were as follows:

	January 25, 2026	October 26, 2025
	(In millions)

Contract assets	$214	$281
Contract liabilities	$2,472	$2,566
The decrease in contract assets during the three months ended January 25, 2026 was primarily due to a decrease in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the three months ended January 25, 2026, we recognized revenue of approximately $1.0 billion related to contract liabilities at October 26, 2025. Contract liabilities decreased during the three months ended January 25, 2026 due to revenue recognized related to contract liabilities at October 26, 2025, partially offset by new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of January 25, 2026.
There were no credit losses recognized on our accounts receivable and contract assets during both the three months ended January 25, 2026 and January 26, 2025.
Performance Obligations
As of January 25, 2026, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $1.4 billion, of which approximately 66% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	January 25, 2026	October 26, 2025

	(In millions)
Inventories
Customer service spares	$1,794	$1,786
Raw materials	2,025	2,007
Work-in-process	951	914
Finished goods
Deferred cost of sales	278	229
Evaluation inventory	461	474
Manufactured on-hand inventory	488	505
Total finished goods	1,227	1,208
Total inventories	$5,997	$5,915

	January 25, 2026	October 26, 2025

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$548	$148
Prepaid expenses and other	1,016	1,060
	$1,564	$1,208

	Useful Life	January 25, 2026	October 26, 2025

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$558	$558
Buildings and improvements	3-30	2,993	2,930
Demonstration and manufacturing equipment	5-8	2,813	2,708
Furniture, fixtures and other equipment	3-5	885	855
Construction in progress		1,704	1,460
Gross property, plant and equipment		8,953	8,511
Accumulated depreciation		(4,004)	(3,901)
		$4,949	$4,610

	January 25, 2026	October 26, 2025

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,178	$1,233
Operating lease right-of-use assets	649	509
Income tax receivables and other assets	929	806
	$2,756	$2,548

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	January 25, 2026	October 26, 2025

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$1,924	$1,978
Compensation and employee benefits	727	1,221
Warranty	329	346
Dividends payable	365	365
Income taxes payable	710	380
Operating lease liabilities, current	101	91
Restructuring reserve	39	165
Other	986	787
	$5,181	$5,333

	January 25, 2026	October 26, 2025

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$139	$151
Operating lease liabilities, non-current	536	404
Other	539	519
	$1,214	$1,074

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment, net by $1.4 billion as of January 25, 2026. To the extent the capital expenditure related incentives exceed our applicable income tax liabilities, we are eligible to receive a refund in cash. In our Consolidated Condensed Balance Sheets as of January 25, 2026, we have recorded $975 million of investment tax credits, of which $302 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $673 million was recorded in deferred income taxes and other assets and is expected to be refunded. Contra depreciation expense and operating incentives recorded as a reduction to expense were not material for the three months ended January 25, 2026 and January 26, 2025.

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
Each of the 364-Day Credit Agreement and the Five-Year Credit Agreement provides for unsecured borrowings that bear interest for each advance at one of two rates selected by us, plus an applicable margin, which varies according to our public debt credit ratings.
No amounts were outstanding under the 364-Day Credit Agreement or the Five-Year Credit Agreement as of January 25, 2026 and October 26, 2025.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $51 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of January 25, 2026 and October 26, 2025, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of January 25, 2026, we had commercial paper notes outstanding with an aggregate principal amount of $100 million, which were recorded as short-term debt with a weighted-average interest rate of 3.71% and maturities of 84 days, and as of October 26, 2025, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 4.07% and maturities of 35 days.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Senior Unsecured Notes
Debt outstanding as of January 25, 2026 and October 26, 2025 was as follows:

	Principal Amount
	January 25, 2026	October 26, 2025	Effective Interest Rate	Interest Pay Dates

	(In millions)
Long-term debt:
3.300% Senior Notes Due 2027	$1,200	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
4.000% Senior Notes Due 2031	550	550	4.070%	January 15, July 15
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
4.600% Senior Notes Due 2036	450	450	4.632%	January 15, July 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	6,500	6,500
Total unamortized discount	(12)	(12)
Total unamortized debt issuance costs	(31)	(33)
Fair value of interest rate swaps	(4)	—
Total long-term debt	$6,453	$6,455

Note 10      Restructuring Charges
Fiscal 2025 Restructuring Plan
In the fourth quarter of fiscal 2025, we approved a workforce reduction plan (Fiscal 2025 Restructuring Plan) to position us for continued growth as a more competitive and productive organization. The majority of the charges related to the Fiscal 2025 Restructuring Plan were recognized in the fourth quarter of fiscal 2025 and consist primarily of severance and other employment termination benefits to be paid in cash, and other non-cash related charges.
Restructuring charges related to the Fiscal 2025 Restructuring Plan were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025
	(In millions)
Severance and other employee-related charges	$12	$—
Total	$12	$—
Changes in restructuring reserves related to the Fiscal 2025 Restructuring Plan described above for the three months ended January 25, 2026 were as follows:

Restructuring Charges Reserves
(In millions)
Balance as of October 26, 2025	$165
Restructuring charges	13
Consumption of reserves	(139)
Balance as of January 25, 2026	$39

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 26, 2025	$11	$(34)	$(100)	$13	$(110)
Other comprehensive income (loss) before reclassifications	(4)	11	—	—	7
Amounts reclassified out of AOCI	(1)	(6)	—	—	(7)
Other comprehensive income (loss), net of tax	(5)	5	—	—	—
Balance as of January 25, 2026	$6	$(29)	$(100)	$13	$(110)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	(2)	21	—	—	19
Amounts reclassified out of AOCI	(1)	7	—	—	6
Other comprehensive income (loss), net of tax	(3)	28	—	—	25
Balance as of January 26, 2025	$(10)	$(59)	$(87)	$13	$(143)
The tax effects on net income of amounts reclassified from AOCI for the three months ended January 25, 2026 and January 26, 2025 were not material.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of January 25, 2026, approximately $13.6 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three months ended January 25, 2026 and January 26, 2025:

	Three Months Ended
	January 25, 2026	January 26, 2025

	(in millions, except per share amount)
Shares of common stock repurchased	1	8
Cost of stock repurchased (including excise tax)*	$337	$1,314
Average price paid per share (including excise tax)*	$259.17	$176.32
Cost of stock repurchased (excluding excise tax)	$337	$1,305
Average price paid per share (excluding excise tax)	$259.17	$174.99
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
Dividends
In December 2025, our Board of Directors declared a quarterly cash dividend payable in March 2026 in the amount of $0.46 per share. Dividends paid during the three months ended January 25, 2026 and January 26, 2025 totaled $365 million and $326 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
During the three months ended January 25, 2026 and January 26, 2025, we recognized share-based compensation expense related to share-based awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025

	(In millions)
Cost of products sold	$43	$38
Research, development and engineering	73	67
Marketing and selling	21	20
General and administrative	70	70
Total share-based compensation	$207	$195

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The cost associated with share-based awards is typically recognized over the awards’ service period for the entire award on a straight-line basis, adjusting for estimated forfeitures. However, in the case of share-based awards granted to certain members of senior management that allow for partial accelerated vesting in the event of a qualifying retirement based on age and years of service, the compensation expense is recognized once the individual meets the conditions for a qualifying retirement. We calculate the estimated forfeiture rate on an annual basis, based on historical forfeiture activities. The cost associated with share-based awards that include performance and/or market goals is recognized for each tranche over the service period. The cost of the portion of share-based awards subject to performance goals is recognized based on an assessment of the likelihood that the applicable performance goals will be achieved, and the cost of the portion of share-based awards subject to market goals is recognized based on the assumption of 100% achievement of the goal.
As of January 25, 2026, we had $1.4 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 3.0 years. As of January 25, 2026, there were 15 million shares available for grant of share-based awards under the ESIP, and an additional 8 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the three months ended January 25, 2026 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 26, 2025	9	$148.43
Granted	3	$265.44
Vested	(2)	$147.19
Canceled	(1)	$147.11
Outstanding as of January 25, 2026	9	$184.80
As of January 25, 2026, 0.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Three Months Ended
	January 25, 2026	January 26, 2025
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$147.19	$167.08
Total fair value of vested awards	$346	$366
During the first quarter of fiscal 2026, certain members of senior management were granted both awards subject solely to time-based vesting requirements and awards that are subject to the achievement of certain levels of specific performance and market goals, in addition to time-based vesting requirements (Performance-Based Awards). These Performance-Based Awards are subject to the achievement of targeted levels of non-GAAP economic profit and targeted levels of total shareholder return (TSR) relative to the TSR of the companies in the Standard & Poor’s 500 Index. Each of these two metrics will be weighted 50% and will be measured over a three-year period.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each fiscal year. There were no purchases under our ESPP during either of the three months ended January 25, 2026 and January 26, 2025. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 12    Income Taxes
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2026 and 2025 were 13.0 percent and 44.1 percent, respectively. The effective tax rate for the first quarter of fiscal 2026 was lower compared to the same period in the prior fiscal year, primarily due to the immediate expensing of U.S. performed research costs in fiscal 2026 and the remeasurement of deferred tax assets related to new tax incentive agreements in Singapore in fiscal 2025.
Note 13      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of January 25, 2026, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $341 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of January 25, 2026, we have provided parent guarantees to banks for approximately $291 million to cover these arrangements.
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
As we have previously disclosed, we have been cooperating with the U.S. Department of Justice (DOJ), the U.S. Securities and Exchange Commission (SEC), and the U.S. Commerce Department Bureau of Industry and Security (BIS) after receiving subpoenas from those agencies. During our first quarter of fiscal 2026, the DOJ and the SEC informed us that they have closed their respective inquiries, and no enforcement action has been taken by either agency. On February 11, 2026, subsequent to the end of our fiscal quarter, we entered into a settlement agreement with BIS to resolve its inquiry relating to certain China customer shipments and export controls compliance and agreed to pay BIS an amount of $253 million. The settlement agreement with BIS requires us to conduct internal audits of our export controls compliance program and maintain export compliance training and reporting mechanisms. The settlement agreement also includes a denial order that is suspended and will be waived three years after the date of the order issued under the settlement agreement, provided that we have made full and timely payments under the settlement agreement and timely completed the audit requirements. We recorded a charge in the amount of $253 million during our first quarter of fiscal 2026 within legal settlement on our Consolidated Condensed Statements of Operations and accrued a corresponding liability within accounts payable and accrued expenses on our Consolidated Condensed Balance Sheets.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Industry Segment Operations
Our two reportable segments are: Semiconductor Systems and Applied Global Services (AGS). Segment information is presented based upon our management organization structure as of January 25, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
The Semiconductor Systems segment includes semiconductor capital equipment to enable materials engineering steps including etch, rapid thermal processing, deposition, chemical mechanical planarization, metrology and inspection, wafer packaging, and ion implantation.
The AGS segment provides integrated solutions to optimize equipment and fab performance and productivity, including services, spares and factory automation software for semiconductor and other products.
Effective the first quarter of fiscal 2026, we have moved our 200 millimeter (200mm) equipment business from our AGS segment to our Semiconductor Systems segment. We made this change in order to increase our operational efficiency and consolidate the reporting of our 200mm equipment with the reporting of our other capital equipment used to fabricate semiconductor chips in our Semiconductor Systems segment. In addition, effective in the first quarter of fiscal 2026, we are fully allocating corporate support costs to our reportable segments. Prior-period segment balances have been recast to conform to the current-year presentation.
Our President and Chief Executive Officer is our chief operating decision-maker (CODM). We derive the segment results directly from our internal management reporting system. The accounting policies we use to derive reportable segment results are substantially the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics including orders, revenue and operating income. Our CODM regularly reviews segment operating income to evaluate the performance of, and to assign resources to, each of the reportable segments. Actual results are compared to budgeted amounts as part of the CODM’s assessment of each segment’s performance and to make decisions about allocating resources to each segment. Our CODM does not evaluate operating segments using total asset information.
The Other category includes revenues, costs of products and operating expenses from other operating segments that do not meet the requirements for a reportable segment. We do not allocate to our reportable segments charges associated with restructuring actions, such as employee severance costs and asset impairment charges, unless the restructuring actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes. Our CODM does not consider the unallocated costs in measuring the performance of the reportable segments.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Information for each reportable segment for and as of the end of each reporting period was as follows:

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended January 25, 2026
Revenue	$5,141	$1,559	$312	$7,012
Costs of products sold	2,347	1,022	208	3,577
Gross profit	$2,794	$537	$104	$3,435
Gross margin	54.3%	34.4%		49.0%
Operating expenses:
Research, development and engineering	798	18	112	928
Selling, general and administrative	316	81	14	411
Legal settlement	253	—	—	253
Restructuring charges	—	—	12	12
Operating income (loss)	$1,427	$438	$(34)	$1,831
Operating margin	27.8%	28.1%		26.1%
Depreciation and amortization	$81	$14	$32	$127
Capital expenditures	$76	$10	$560	$646
Balance as of January 25, 2026
Accounts receivable	$3,687	$1,203	$87	$4,977
Inventories	$4,047	$1,826	$124	$5,997
Goodwill	$2,544	$964	$199	$3,707

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended January 26, 2025
Revenue	$5,597	$1,353	$216	$7,166
Costs of products sold	2,611	916	143	3,670
Gross profit	$2,986	$437	$73	$3,496
Gross margin	53.4%	32.3%		48.8%
Operating expenses:
Research, development and engineering	734	14	111	859
Selling, general and administrative	380	87	(5)	462
Operating income (loss)	$1,872	$336	$(33)	$2,175
Operating margin	33.4%	24.8%		30.4%
Depreciation and amortization	$69	$12	$24	$105
Capital expenditures	$107	$4	$270	$381
Balance as of January 26, 2025
Accounts receivable	$4,779	$1,105	$114	$5,998
Inventories	$3,543	$1,810	$148	$5,501
Goodwill	$2,564	$964	$240	$3,768

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Semiconductor Systems revenue is recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Two customers accounted for approximately 19% and 16%, respectively, of our revenue for the three months ended January 25, 2026. No other customer accounted for greater than 10% of our revenue for the three months ended January 25, 2026.
Revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025
Foundry, logic and other	62%	69%
Dynamic random-access memory (DRAM)	34%	27%
Flash memory (NAND)	4%	4%
	100%	100%
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended
	January 25, 2026		January 26, 2025		Change

	(In millions, except percentages)
China	$2,095	30%	$2,243	31%	(7)%
Korea	1,458	21%	1,667	23%	(13)%
Taiwan	1,722	25%	1,183	17%	46%
Japan	525	7%	540	8%	(3)%
Southeast Asia	335	5%	286	4%	17%
Asia Pacific	6,135	88%	5,919	83%	4%
United States	656	9%	917	13%	(28)%
Europe	221	3%	330	4%	(33)%
Total	$7,012	100%	$7,166	100%	(2)%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying consolidated condensed financial statements and notes, and for a full understanding of our results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements and notes included in this Form 10-Q and the financial statements and notes for the fiscal year ended October 26, 2025 contained in our Form 10-K filed on December 12, 2025.
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
Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage in the equipment and service products we provide. Development cycles depend on whether the product is an enhancement of an existing product, which typically has a shorter development cycle, or a new product, which typically has a longer development cycle. Most of our existing products resulted from internal development activities and innovations involving new technologies, materials and processes. In certain instances, we acquire technologies, either in existing or new product areas, to complement our existing technology capabilities and to reduce time to market. Product development and manufacturing activities occur primarily in the United States, Europe, Israel, and Asia. Our portfolio of equipment and service products is highly technical and is sold primarily through a direct sales force.
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

The AGS segment provides services, spares and factory automation software to customer fabrication plants globally to help customers optimize performance of our large, global installed base of semiconductor and other products. Demand for AGS’ service and spares is driven by our large and growing installed base of manufacturing systems, and customers’ needs to shorten ramp times, improve system performance, and optimize factory output and operating costs. Industry conditions that affect AGS’ sales of spares and services are primarily characterized by changes in semiconductor manufacturers’ wafer starts and utilization rates, growth of the installed base of equipment and growing service intensity of newer tools. Our strategy is to continue to shift the AGS’ service and spares business to a subscription agreement model, improving customer factory performance and optimizing operating costs, and providing us a more predictable revenue stream.
Effective the first quarter of fiscal 2026, we have moved our 200 millimeter (200mm) equipment business from our Applied Global Services (AGS) segment to our Semiconductor Systems segment. We made this change in order to increase our operational efficiency and consolidate the reporting of our 200mm equipment with the reporting of our other capital equipment used to fabricate semiconductor chips in our Semiconductor Systems segment. In addition, effective in the first quarter of fiscal 2026, we are fully allocating corporate support costs to our reportable segments. Prior-period segment balances have been recast to conform to the current-year presentation.
The Other category includes revenues, costs of products and operating expenses from other operating segments that do not meet the requirements for a reportable segment. We do not allocate to our reportable segments charges associated with restructuring actions, such as employee severance costs and asset impairment charges, unless the restructuring actions pertain to a specific reportable segment. Segment operating income also excludes interest income/expense and other financial charges and income taxes.
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. Also, the United States has announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses. For a description of these risks, see the risk factors entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” and “Business and Industry Risks - We are exposed to risks and uncertainty related to changes in trade policies, and increased tariffs and trade disputes ” in Part II, Item 1A, “Risk Factors.”

Results of Operations
Fiscal 2026 and 2025 each contain 52 weeks and the first three months of fiscal 2026 and 2025 each contained 13 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended
	January 25, 2026	January 26, 2025	Change

	(In millions, except per share amounts and percentages)
Revenue	$7,012	$7,166	$(154)
Gross margin	49.0%	48.8%	0.2 points
Operating income	$1,831	$2,175	$(344)
Operating margin	26.1%	30.4%	(4.3) points
Net income	$2,026	$1,185	$841
Earnings per diluted share	$2.54	$1.45	$1.09
Revenue
Revenue by segment for the periods presented were as follows:

	Three Months Ended
	January 25, 2026		January 26, 2025		Change

	(In millions, except percentages)
Semiconductor Systems	$5,141	73%	$5,597	78%	(8)%
Applied Global Services	1,559	22%	1,353	19%	15%
Other	312	5%	216	3%	44%
Total	$7,012	100%	$7,166	100%	(2)%

Revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025
Foundry, logic and other	62%	69%
Dynamic random-access memory (DRAM)	34%	27%
Flash memory (NAND)	4%	4%
	100%	100%

Revenue in the three months ended January 25, 2026 decreased as compared to the same period in the prior year. Gross margin in the three months ended January 25, 2026 increased compared to the same period in the prior year, primarily driven by an increase in average selling prices and lower material and manufacturing costs, partially offset by lower revenue and unfavorable changes in customer and product mix.

The Semiconductor Systems segment continued to represent the largest contributor of revenue. Semiconductor Systems revenue decreased for the three months ended January 25, 2026 compared to the same period in the prior year. Foundry and logic customers’ spending decreased for the three months ended January 25, 2026, compared to the same period in the prior year primarily driven by reduced demand for trailing edge logic systems. Memory customers’ spending in the three months ended January 25, 2026 was higher compared to the same period in the prior year primarily due to increased customer investments in DRAM technology transitions.
Our AGS revenue increased in the three months ended January 25, 2026 compared to the same period in the prior year primarily due to higher long-term service agreement revenue and customer spending on spares.
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended
	January 25, 2026		January 26, 2025		Change

	(In millions, except percentages)
China	$2,095	30%	$2,243	31%	(7)%
Korea	1,458	21%	1,667	23%	(13)%
Taiwan	1,722	25%	1,183	17%	46%
Japan	525	7%	540	8%	(3)%
Southeast Asia	335	5%	286	4%	17%
Asia Pacific	6,135	88%	5,919	83%	4%
United States	656	9%	917	13%	(28)%
Europe	221	3%	330	4%	(33)%
Total	$7,012	100%	$7,166	100%	(2)%

Revenue increased from customers in Taiwan and Southeast Asia in the three months ended January 25, 2026 compared to the same period in the prior year primarily due to increased investments in semiconductor equipment.
The decreases in revenue from customers in all other regions in the three months ended January 25, 2026 compared to the same period in the prior year was primarily due to decreased investments in semiconductor equipment.
Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025	Change

	(In millions)
Research, development and engineering (RD&E)	$928	$859	$69
Marketing and selling	$222	$206	$16
General and administrative (G&A)	$189	$256	$(67)
Legal settlement	$253	$—	$253
Restructuring charges	$12	$—	$12
RD&E expenses for the three months ended January 25, 2026 increased compared to the same period in the prior year, primarily due to additional headcount to support our ongoing investments in product development initiatives and higher depreciation expenses, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three months ended January 25, 2026 increased compared to the same period in the prior year primarily due to higher employee related expenses and higher corporate support cost allocations.

G&A expenses for the three months ended January 25, 2026 decreased compared to the same period in the prior year primarily due to lower corporate support cost allocations and lower spending on professional services.
In the first quarter of fiscal 2026, we recorded a charge of $253 million related to a previously disclosed export controls compliance matter, and subsequently entered into a settlement agreement to resolve the matter. See the information under the heading “Legal Matters” in Note 13 of the Notes to Consolidated Condensed Financial Statements for information regarding this matter and the settlement agreement.
In the first quarter of fiscal 2026, we recognized $12 million in restructuring charges, consisting primarily of severance and other employment termination benefits incurred in connection with the approved Fiscal 2025 Restructuring Plan.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025	Change

	(In millions)
Interest expense	$69	$64	$5
Interest and other income (expense), net	$566	$8	$558
Interest expense incurred was primarily associated with our senior unsecured notes. Interest expense in the three months ended January 25, 2026 increased compared to the same period in the prior year, primarily due to our issuance of senior unsecured notes in September 2025.
Interest and other income (expense), net in the three months ended January 25, 2026 increased compared to the same period in the prior year, primarily driven by higher net gain on equity investments, partially offset by lower interest income driven by a decrease in market rates.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025	Change

	(In millions, except percentages)
Provision for income taxes	$302	$934	$(632)
Effective income tax rate	13.0%	44.1%	(31.1) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income, which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the first quarter of fiscal 2026 and 2025 were 13.0 percent and 44.1 percent, respectively. The effective tax rate for the first quarter of fiscal 2026 was lower compared to the same period in the prior fiscal year, primarily due to the immediate expensing of U.S. performed research costs in fiscal 2026 and the remeasurement of deferred tax assets related to new tax incentive agreements in Singapore in fiscal 2025.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented were as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$1,427	$1,872	$(445)	(24)%
Applied Global Services	438	336	102	30%
Other	(34)	(33)	(1)	3%
Total	$1,831	$2,175	$(344)
Operating margin
Semiconductor Systems	27.8%	33.4%	(5.6) points
Applied Global Services	28.1%	24.8%	3.3 points
Semiconductor Systems’ operating margin for the three months ended January 25, 2026 decreased compared to the same period in the prior year primarily driven by a legal settlement charge related to a previously disclosed export controls compliance matter, lower revenue and increased RD&E expenses, partially offset by an increase in average selling prices and lower material and manufacturing costs.
AGS’ operating margin for the three months ended January 25, 2026 increased compared to the same period in the prior year primarily due to higher revenue from services and spares.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Accounting for Government Grants Received by Business Entities. In December 2025, the Financial Accounting Standards Board (FASB) issued an accounting standard update establishing authoritative guidance on the accounting for government grants received by business entities, including grants related to an asset and grants related to income. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2030, with early adoption permitted. The standard allows for adoption on a modified prospective, modified retrospective, or full retrospective basis. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued an accounting standard update to increase the operability of the recognition guidance considering different methods of software development by replacing the current stage-based capitalization model with a principles-based approach. Under the new guidance, costs are capitalized once management authorizes and commits to funding the software project, and it is probable that both the project will be completed and the software will be used to perform the function intended. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2029, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
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
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued an accounting standard update to improve income statement expenses disclosures (Subtopic 220-40). The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for us in fiscal 2028 for annual periods and in the first quarter of fiscal 2029 for interim periods, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
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

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	January 25, 2026	October 26, 2025

	(In millions)
Cash and cash equivalents	$7,218	$7,241
Short-term investments	1,293	1,332
Long-term investments	4,968	4,327
Total cash, cash equivalents and investments	$13,479	$12,900
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	Three Months Ended
	January 25, 2026	January 26, 2025

	(In millions)
Cash provided by operating activities	$1,686	$925
Cash used in investing activities	$(780)	$(897)
Cash used in financing activities	$(931)	$(1,786)
Operating Activities
Cash from operating activities for the three months ended January 25, 2026 was $1.7 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sale, share-based compensation, deferred income taxes, legal settlement and restructuring charges. Cash provided by operating activities increased in the first three months of fiscal 2026 compared to the same period in the prior year primarily due to higher collections of customer receivable balances, partially offset by higher payments for income taxes and higher vendor payments.
We have an agreement with a financial institution to sell accounts receivable from selected customers. We sell our accounts receivable generally without recourse. From time to time, we also discount letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Accounts receivable sold during the three months ended January 25, 2026 and January 26, 2025, were not material. We did not discount letters of credit issued by customers during the three months ended January 25, 2026 and January 26, 2025, respectively.
Our working capital was $13.3 billion as of January 25, 2026 and $12.9 billion as of October 26, 2025.
Days sales outstanding of our accounts receivable at January 25, 2026 and January 26, 2025 were 65 days and 76 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily driven by favorable collection performance.
Investing Activities
We used $780 million of cash in investing activities during the three months ended January 25, 2026. Capital expenditures totaled $646 million and purchases of investments, net of proceeds from sales and maturities of investments, were $134 million, during the three months ended January 25, 2026.
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
Financing Activities
We used $931 million of cash in financing activities during the three months ended January 25, 2026, consisting primarily of cash used for repurchases of common stock of $337 million, cash dividends paid to stockholders totaling $365 million, and tax withholding payments for vested equity awards of $229 million.

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
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of January 25, 2026, approximately $13.6 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to an aggregate amount of $4.1 billion. These credit facilities consist of a $2.0 billion five-year committed revolving credit agreement with a group of banks (Five-Year Credit Agreement), a $2.0 billion 364-day committed revolving credit agreement with a group of banks (364-Day Credit Agreement), and revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $51 million in aggregate at any time. The Five-Year Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the terms of the agreement. The 364-Day Credit Agreement is scheduled to expire in September 2026, provided, however, if any loans are outstanding on the maturity date, we may convert all or part of such loans to term loans that will mature in September 2027, subject to payment of a fee by us and other customary conditions. The Five-Year Credit Agreement and the 364-Day Credit Agreement each includes financial and other covenants with which we were in compliance as of January 25, 2026. No amounts were outstanding under any of these credit facilities as of January 25, 2026. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes up to a total of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of January 25, 2026, we had commercial paper notes outstanding with an aggregate principal amount of $100 million.
We had senior unsecured notes in the aggregate principal amount of $6.5 billion outstanding as of January 25, 2026. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements, general corporate purposes and the availability of financing.
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. See Note 13 of the Notes to the Consolidated Condensed Financial Statements for additional discussion related to our guarantee agreements and arrangements.
Other
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The transition tax expense has been paid in installments starting with fiscal 2018, and as of January 25, 2026, we had one remaining payment of $255 million, payable in February of 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable or an increase to taxes receivable for any credit expected to be refunded. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. As of January 25, 2026, we have recorded $975 million of investment tax credits, of which $302 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $673 million was recorded in deferred income taxes and other assets and is expected to be refunded.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). The OBBBA includes a broad range of tax reform provisions including extending and modifying certain key Tax Act provisions and expanding certain CHIPS Act incentives. These changes include full expensing of domestic research costs, immediate expensing of qualifying property and increasing the investment tax credit for certain investments in domestic semiconductor manufacturing from 25% to 35%. Key tax provisions of the OBBBA are designed to accelerate tax deductions but that may have a detrimental impact on our ability to use certain tax credits. The use of certain tax credits may not be economically viable if it requires electing to forgo significant tax deductions. Most of the provisions are effective beginning in fiscal years 2026 or 2027. The most impactful provisions in fiscal year 2026 include immediate expensing of U.S. performed research costs and the increase in the investment tax credit from 25% to 35% for qualifying property placed in service after December 31, 2025.
Various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project, and where enacted, the rules began to be effective in fiscal 2025. The currently enacted legislation is expected to materially increase our foreign taxes beginning in the first quarter of fiscal 2026, primarily due to the implementation of the global minimum tax regime in Singapore. We continue to monitor developments and evaluate impacts, if any, of these rules on our results of operations and cash flows. Tax authorities and standard-setting bodies continue to issue new guidance, and the ultimate impact of these rules remains subject to ongoing interpretation and implementation. The adoption and effective dates of these rules vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in future years.
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
Consistent with what we disclosed in Item 7 of our fiscal 2025 Form 10-K that was filed on December 12, 2025, management believes that Income Taxes are a critical accounting estimate.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rate and foreign currency exchange rates. For information about our exposure to market risks as of October 26, 2025, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 26, 2025.
Interest Rate Risk
Available-for-sale Debt Securities – We are subject to interest rate risk related to our investments in debt securities. The market value of our investments in available-for-sale securities was approximately $3.3 billion at January 25, 2026. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of January 25, 2026 of approximately $37 million.
Debt - We are subject to interest rate volatility with regard to existing and future issuances of debt. At January 25, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $6.5 billion with an estimated fair value, excluding the associated interest rate swaps, of $6.1 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior note issuances of approximately $444 million at January 25, 2026. From time to time, we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of these hedging contracts of $29 million at January 25, 2026.
Foreign Currency Risk
Certain of our operations are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $182 million at January 25, 2026.
We use primarily foreign currency forward contracts to offset the impact of foreign exchange movements on non-U.S. dollar denominated monetary assets and liabilities. The foreign exchange gains and losses on the assets and liabilities are recorded in interest and other income (expense), net and are offset by the gains and losses on the hedges.
We use foreign currency forward and option contracts to hedge a portion of anticipated non-U.S. dollar denominated revenues and expenses expected to occur within the next 24 months. Gains and losses on these hedging contracts generally mitigate the effect of currency movements on our revenue, cost of products sold, and operating expenses.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2026, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and the industries we serve are subject to uncertain and adverse economic and business conditions, including volatility in financial markets, national debt, fiscal or monetary concerns, inflation, changes in interest rates, bank failures, tariffs and trade policies, and economic recession. These conditions have caused, and may in the future cause, our customers to delay, cancel or reduce purchases of our equipment or services. Customers may also scale back operations, exit businesses, consolidate, or file for bankruptcy. Consolidation or strategic alliances among other equipment manufacturers could also intensify competition and adversely affect our market position. These conditions make it more difficult to forecast operating and financial results and make business and investment decisions. We may be required to implement additional cost reduction efforts, including restructuring activities, which could impair our ability to capitalize on opportunities. Even during periods of economic uncertainty or lower demand, we must continue to invest in research and development and maintain a global business infrastructure to compete effectively and support our customers. The consequences of these conditions could have an adverse effect on our business, financial condition and results of operations.
Our investment portfolio is subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by inflation, rising interest rates, bank failures or economic recession. These factors could reduce the value or liquidity of our investments or pension assets and result in impairment charges. We also maintain cash balances at financial institutions worldwide, and the insolvency of any such institution could restrict access to our cash and adversely affect our ability to manage operations.
We are exposed to the risks of operating a global business.
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In the three-month period ended January 25, 2026, approximately 91% of our revenue was from customers in regions outside the United States. As a result of the global nature of our operations, we are subject to a number of factors that could have an adverse impact on our business, financial condition and results of operations. These factors include global political and social conditions, such as policies or regulations within countries, including in China, the United States and countries in Europe and Asia, that favor domestic companies over non-domestic companies, including efforts to promote the development and growth of local competitors to us, or regarding national, commercial or security issues. Other factors include geopolitical turmoil, acts of war or social unrest; our ability to maintain appropriate business processes, procedures and internal controls in our geographically diverse operations; delays or restrictions on personnel travel and in shipping materials or products; our ability to develop relationships with local customers, suppliers and governments; performance of our geographically diverse third-party providers; impacts of regional or global health epidemics, natural disasters and extreme and chronic weather events; fluctuations in interest rates and currency exchange rates; as well as other factors discussed in this Risk Factors section. Any of these factors may have an adverse impact on our business and manufacturing operations or demand for our products and services, and our performance and results of operations may be adversely affected.
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
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, we have previously received subpoenas from government authorities requesting information relating to export controls compliance. On February 11, 2026, we entered into a settlement agreement with the U.S. Commerce Department Bureau of Industry and Security (BIS) to resolve its inquiry relating to certain China customer shipments and export controls compliance and agreed to pay BIS $253 million, as well as conduct certain internal audits and maintain export compliance training and reporting mechanisms. Our failure to comply with the terms of the settlement agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting certain of our products outside of the United States. Any inquiries we may receive are subject to uncertainties, and we cannot predict the outcome of any governmental inquiries or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.
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
A relatively limited number of customers account for a substantial portion of our business. As a result, the actions of even a single customer have exposed and can further expose our business and operating results to greater volatility. Our customer base is geographically concentrated, particularly in China, Taiwan and Korea, and export regulations that apply to customers in certain countries, such as those in China, have exposed and can further expose us to greater volatility. The geographic concentration of our customer base could shift over time as a result of changes in technology and competitive landscape, as well as government policy and incentives to develop regional semiconductor industries. Sales to individual customers and the mix and type of customers have varied and may continue to vary significantly, which can materially affect our operating results. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or they substantially reduce, delay or cancel orders, we may be unable to replace the business, which could materially and adversely impact our results of operations. In addition, customer concentration increases our exposure to the financial condition of our customers, and any deterioration in a customer’s financial condition, liquidity, or ability to perform its obligations, or efforts by a customer to obtain pricing, payment, intellectual property-related or other commercial terms that are less favorable to us, could have a material and adverse effect on our results of operations and financial condition.
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
•limited availability of critical materials and minerals, including due to any Chinese government restrictions on the export of rare earth minerals, and limited feasible alternatives to materials subject to existing or proposed regulations to limit their use (such as hydrofluorocarbons and per- and polyfluoroalkyl substances), which are found in parts, components, process chemicals and other materials supplied to us or used in the manufacturing or operations of our products; and
•impacts of natural disasters, extreme and chronic weather events, regional or global health epidemics, or other events beyond our control.
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
The industries in which we operate are characterized by factors that impact demand for and the profitability of our products and services and our operating results. The largest proportion of our revenue and profitability is derived from our Semiconductor Systems segment’s sale of a wide range of equipment used to fabricate semiconductor chips, and a majority of the revenue of Applied Global Services is from sales to semiconductor manufacturers. The semiconductor industry and other industries in which we operate are characterized by factors particular to these industries that impact demand for and the profitability of our products and services, including:
•changes in demand for semiconductor chips and electronic devices, including those related to fluctuations in consumer buying patterns tied to general economic or geopolitical conditions, seasonality or product introductions;

•the frequency, complexity and timing of technology transitions and inflections, and our ability to anticipate and adapt to them;
•changes in demand for semiconductor chips due to changes in the timing of, level of investment in, or technologies used in the buildout of data centers;
•increasing costs and complexity in research and development, including due to shrinking geometries, new materials and device structures, more applications and process steps, chip design costs, and integrated manufacturing processes;
•the number of types and varieties of semiconductors and number of applications;
•high capital requirements for building and operating fabrication plants and customers’ ability to obtain funding;
•trade, regulatory, tax or government incentives impacting customers’ investment in new or expanded fabrication plants and semiconductor research and development;
•the cost and complexity for customers to move from product design to volume manufacturing, and the impact on investment in capital equipment;
•growth rates in the semiconductor industry and variability in semiconductor manufacturers’ capital expenditures, including allocation of capital to market segments we do not serve, such as lithography, or where our products have lower relative market presence;
•delays in installation of our equipment delivered to customers;
•the importance of increasing market positions in segments with growing demand;
•customers’ ability to reconfigure or reuse existing equipment, reducing demand for new equipment and services and increasing challenges in parts availability;
•the availability of spare parts to maximize the time that customers’ systems are available for production;
•shorter order placement and shipment cycle times that increase reliance on forecasting customer investment, which may lead to inventory write-offs and manufacturing inefficiencies that decrease gross margin;
•competitive factors that make it difficult to enhance position, including total cost of manufacturing system ownership and other challenges in securing development-tool-of-record (DTOR) and production-tool-of-record (PTOR) positions with customers;
•consolidation among semiconductor manufacturers and semiconductor equipment suppliers;
•shifts in sourcing strategies by computer and electronics companies, and manufacturing processes for advanced circuit technologies, that impact the equipment requirements of our foundry customers;
•fragmentation of semiconductor markets, including markets too small to support new fabrication plants or that require less technologically advanced products;
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
We operate in a highly competitive environment in which innovation is critical, and our future success depends on our ability to anticipate and respond to technology inflections, evolving customer requirements, competitor innovations, and changes in market demand. The development, introduction and support of products in a geographically diverse and competitive environment requires collaboration with customers and other industry participants, which has grown more complex and costly. New or improved products may entail higher costs and longer development cycles, and may have unforeseen product design or manufacturing defects. To compete successfully, we must:

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
If we fail to anticipate or respond effectively to technology inflections or competitive or market developments, or if we are unable to successfully develop and commercialize new products, our business performance and operating results may be materially and adversely impacted.
We are exposed to risks related to government incentives and other agreements that may involve government entities.
From time to time, we enter into agreements with government entities for grants, tax benefits and other incentives, other funding related to our investment, research and development and production activities or for sale of our products to government entities or government-funded programs. These agreements typically include terms that are not common in similar agreements with non-governmental entities, including representations and warranties, covenants and certifications, and record-keeping, accounting, audit, intellectual property rights-sharing, information handling, supply chain management, headcount, security, disclosure and other requirements. These agreements may also require us to achieve or maintain certain levels of investment, capital spending and performance milestones. Compliance with these requirements may add complexity to our operations and increase our costs, and a failure to comply could result in cancellation of agreements or transactions, investigations, civil and criminal penalties, forfeiture of profits, reduction, termination or clawback of any funding, suspension or debarment from doing business with the government, or other penalties, any of which could have a material and adverse effect on our business, financial condition and results of operations.
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
We may invest significant resources towards expanding into related or new markets and industries, and there can be no assurance that our products and services will achieve market acceptance or be profitable. Demand for our products and services depends on the success of the markets and industries we seek to expand into, and the failure of any of those markets and industries could have an adverse effect on our business, financial condition and results of operations.
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
In the conduct of our business, we use information technology systems, including systems owned and maintained by us or our third-party providers, to collect, transmit, store and otherwise process data, including confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. These technologies are subject to disruptions, outages, failures and cybersecurity breaches or incidents arising from a variety of factors, and we and our third-party providers expect to continue to experience such incidents. Cybersecurity incidents may include physical attacks on computer systems or network infrastructure; employee or contractor error, misuse or unauthorized access; attempts to gain unauthorized access to systems or data; as well as sophisticated cyberattacks or advanced persistent threats, any of which may impact us directly or through our third-party providers and global supply chain. Threat actors may seek to manipulate our employees, suppliers, third-party providers or customers to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing and attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts may further increase cybersecurity risk. Threat actors’ techniques evolve rapidly and may increasingly incorporate new technologies, including AI and quantum computing. AI and deepfake technologies may enable more effective phishing, social engineering or exploitation of electronic security programs utilizing false image or voice recognition. Vulnerabilities, technical errors and other risks may be introduced through the use of AI by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Advances in quantum computing could undermine current encryption standards and allow threat actors to bypass security measures. Although we are not aware of any cybersecurity incidents impacting our information systems that have had a material impact on us to date, we continue to devote significant resources to network security, data encryption and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. We may be unable to anticipate, prevent or remediate future incidents, and in some instances, we may be unaware of incidents or their scope, particularly as attackers may evade controls or remove forensic evidence. Cybersecurity incidents may result in delays in our product development and delivery; disruptions to our manufacturing, communications and reporting of financial results; theft or misappropriation of intellectual property or critical data belonging to us or our customers; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data; reputational damage; private claims, demands, litigation and regulatory inquiries, enforcement actions or other proceedings; diminution in the value of our investment in research, development and engineering; and increased costs associated with cybersecurity detection, prevention and remediation. We are subject to changing laws, regulations and contractual and other obligations concerning privacy, cybersecurity and data protection, including restrictions on cross-border data transfers and data localization as well as increasingly rigorous contractual provisions demanded by our customers and third-party providers. Compliance with these obligations may require significant expenditures, and any actual or alleged failure to comply could result in inquiries, enforcement actions and other proceedings by regulators or other third parties.
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
There have been a number of enacted and proposed changes in the tax laws that could have a material impact on our provision for income taxes and effective tax rate. An increase in our provision for income taxes and effective tax rate could, in turn, have a material and adverse impact on our results of operations and financial condition. For example, various countries where we do business have enacted or plan to enact new tax laws to implement the global minimum tax regimes based on the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project. The currently enacted global minimum tax laws materially increase our foreign taxes beginning in the first quarter of fiscal 2026. Additionally, the One Big Beautiful Bill Act enacted in the U.S. contains provisions that are designed to accelerate tax deductions, but that have had and may in the future have a detrimental impact on our ability to use certain deferred tax assets, including our corporate alternative minimum tax credit deferred tax asset. We continue to monitor developments and evaluate the impact, if any, of enacted and proposed changes in the tax laws on our results of operations and cash flows. The adoption and effective dates of changes in the tax laws vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in future years.
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
We are subject to examination by the U.S. Internal Revenue Service and other tax authorities, and from time to time amend previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, there can be no assurance the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. There can be no assurance that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and effective tax rates
Our indebtedness and debt covenants could adversely affect our financial condition and business.
As of January 25, 2026 we had $6.5 billion of senior unsecured notes outstanding and, pursuant to their terms, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have revolving credit facilities that allow us to borrow up to approximately $4.1 billion. While no amounts were outstanding under these credit facilities as of January 25, 2026, we may borrow amounts in the future under these facilities or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings and our financial condition.
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
Legal proceedings, claims and government investigations, whether with or without merit, and internal investigations, have been and in the future may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and our other resources; constrain our ability to sell our products and services; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. We cannot predict the outcome of current or future legal proceedings, claims or investigations.

We are exposed to risks related to the global regulatory environment.
We are subject to the laws of the United States and multiple foreign jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, accounting standards, securities, corporate governance, public procurement and public funding, intellectual property, tax, trade (including import, export and customs regulations), antitrust, cybersecurity, environment, health and safety, employment, immigration and travel regulations, human rights, privacy, data protection and localization and anti-corruption. Changing, inconsistent or conflicting laws, rules and regulations, and ambiguities in their interpretation and application create uncertainty and challenges, and compliance may be onerous and expensive, divert management time and attention and otherwise adversely impact our business operations. Violations of these laws, rules and regulations could result in fines, criminal penalties, restrictions on our business, and damage to our reputation, and could have an adverse impact on our business operations, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of January 25, 2026, approximately $13.6 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(October 27, 2025 to November 23, 2025)	0.4	$230.64	$82	0.4	$13,894
Month #2
(November 24, 2025 to December 21, 2025)	0.4	$256.99	115	0.4	$13,779
Month #3
(December 22, 2025 to January 25, 2026)	0.5	$281.46	140	0.5	$13,639
Total	1.3	$259.17	$337	1.3
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 25, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.    Exhibits
Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.1	Form of Performance Share Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
10.2	Form of Restricted Stock Unit Agreement for members of the Executive Staff for use under the amended and restated Applied Materials, Inc. Employee Stock Incentive Plan†
10.3	First Amendment to the Applied Materials, Inc. 2016 Deferred Compensation Plan (as amended and restated on January 1, 2021), dated as of January 6, 2026†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith.
‡     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MATERIALS, INC.

February 19, 2026	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

February 19, 2026	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)