Form 10-Q
period 2026-04-26
APPLIED MATERIALS INC /DE
filed 2026-05-21
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of April 26, 2026: 793,959,430

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 26, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025

	(Unaudited)
Revenue	$7,910	$7,100	$14,922	$14,266
Cost of products sold	3,963	3,615	7,540	7,285
Gross profit	3,947	3,485	7,382	6,981
Operating expenses:
Research, development and engineering	1,027	893	1,955	1,752
Marketing and selling	233	216	455	422
General and administrative	164	207	353	463
Legal settlement	—	—	253	—
Restructuring charges	—	—	12	—
Total operating expenses	1,424	1,316	3,028	2,637
Income from operations	2,523	2,169	4,354	4,344
Interest expense	69	68	138	132
Interest and other income (expense), net	771	221	1,337	229
Income before income taxes	3,225	2,322	5,553	4,441
Provision for income taxes	419	185	721	1,119
Net income	$2,806	$2,137	$4,832	$3,322
Earnings per share:
Basic	$3.53	$2.64	$6.09	$4.10
Diluted	$3.51	$2.63	$6.05	$4.08
Weighted average number of shares:
Basic	794	809	794	811
Diluted	799	812	799	815
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025

	(Unaudited)
Net income	$2,806	$2,137	$4,832	$3,322
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(14)	8	(19)	5
Change in unrealized net loss on derivative instruments	—	(9)	5	19
Other comprehensive income (loss), net of tax	(14)	(1)	(14)	24
Comprehensive income	$2,792	$2,136	$4,818	$3,346
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	April 26, 2026	October 26, 2025

ASSETS
Current assets:
Cash and cash equivalents	$6,301	$7,241
Short-term investments	1,940	1,332
Accounts receivable, net	6,372	5,185
Inventories	6,343	5,915
Other current assets	1,615	1,208
Total current assets	22,571	20,881
Long-term investments	5,142	4,327
Property, plant and equipment, net	5,255	4,610
Goodwill	3,824	3,707
Purchased technology and other intangible assets, net	330	226
Deferred income taxes and other assets	3,164	2,548
Total assets	$40,286	$36,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,199	$100
Accounts payable and accrued expenses	5,229	5,333
Contract liabilities	2,570	2,566
Total current liabilities	8,998	7,999
Long-term debt	5,256	6,455
Income taxes payable	704	356
Other liabilities	1,419	1,074
Total liabilities	16,377	15,884
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	10,531	10,333
Retained earnings	59,274	55,227
Treasury stock	(45,780)	(45,043)
Accumulated other comprehensive loss	(124)	(110)
Total stockholders’ equity	23,909	20,415
Total liabilities and stockholders’ equity	$40,286	$36,299
Amounts as of April 26, 2026 are unaudited. Amounts as of October 26, 2025 are derived from the October 26, 2025 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 26, 2026	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 25, 2026	793	$8	$10,311	$56,888	1,242	$(45,380)	$(110)	$21,717
Net income	—	—	—	2,806	—	—	—	2,806
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14)	(14)
Dividends declared ($0.53 per common share)	—	—	—	(420)	—	—	—	(420)
Share-based compensation	—	—	169	—	—	—	—	169
Net issuance under stock plans	2	—	51	—	—	—	—	51
Common stock repurchases	(1)	—	—	—	1	(400)	—	(400)
Balance as of April 26, 2026	794	$8	$10,531	$59,274	1,243	$(45,780)	$(124)	$23,909

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 26, 2026	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 26, 2025	793	$8	$10,333	$55,227	1,241	$(45,043)	$(110)	$20,415
Net income	—	—	—	4,832	—	—	—	4,832
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14)	(14)
Dividends declared ($0.99 per common share)	—	—	—	(785)	—	—	—	(785)
Share-based compensation	—	—	376	—	—	—	—	376
Net issuance under stock plans	3	—	(178)	—	—	—	—	(178)
Common stock repurchases	(2)	—	—	—	2	(737)	—	(737)
Balance as of April 26, 2026	794	$8	$10,531	$59,274	1,243	$(45,780)	$(124)	$23,909

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended April 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of January 26, 2025	812	$8	$9,713	$50,511	1,219	$(41,464)	$(143)	$18,625
Net income	—	—	—	2,137	—	—	—	2,137
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1)	(1)
Dividends declared ($0.46 per common share)	—	—	—	(368)	—	—	—	(368)
Share-based compensation	—	—	159	—	—	—	—	159
Net issuance under stock plans	1	—	94	—	—	—	—	94
Common stock repurchases	(11)	—	—	—	11	(1,685)	—	(1,685)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended April 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	3,322	—	—	—	3,322
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	24	24
Dividends declared ($0.86 per common share)	—	—	—	(693)	—	—	—	(693)
Share-based compensation	—	—	354	—	—	—	—	354
Net issuance under stock plans	3	—	(48)	—	—	—	—	(48)
Common stock repurchases	(19)	—	—	—	19	(2,999)	—	(2,999)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	April 26, 2026	April 27, 2025

	(Unaudited)
Cash flows from operating activities:
Net income	$4,832	$3,322
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	262	208
Restructuring charges	12	—
(Gain) / loss and impairment on investments	(1,138)	24
Share-based compensation	376	354
Deferred income taxes	74	672
Other	4	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,188)	(953)
Inventories	(401)	(235)
Other current and non-current assets	(394)	(30)
Accounts payable and accrued expenses	(221)	(92)
Contract liabilities	(3)	(358)
Income taxes payable	325	(373)
Other liabilities	(9)	(5)
Cash provided by operating activities	2,531	2,496
Cash flows from investing activities:
Capital expenditures	(1,281)	(891)
Cash paid for acquisitions, net of cash acquired	(175)	(29)
Proceeds from asset sale	6	33
Proceeds from sales and maturities of investments	3,234	3,144
Purchases of investments	(3,523)	(2,933)
Cash used in investing activities	(1,739)	(676)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	300	300
Repayments of commercial paper	(400)	(300)
Proceeds from common stock issuances	131	129
Common stock repurchases	(737)	(2,988)
Tax withholding payments for vested equity awards	(309)	(177)
Payments of dividends to stockholders	(730)	(651)
Payments of debt issuance costs	—	(2)
Cash used in financing activities	(1,745)	(3,689)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(953)	(1,869)
Cash, cash equivalents and restricted cash equivalents — beginning of period	7,312	8,113
Cash, cash equivalents and restricted cash equivalents — end of period	$6,359	$6,244

Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$6,301	$6,169
Restricted cash equivalents included in deferred income taxes and other assets	58	75
Total cash, cash equivalents and restricted cash equivalents	$6,359	$6,244

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Six Months Ended
	April 26, 2026	April 27, 2025

	(Unaudited)
Supplemental cash flow information:
Cash payments for income taxes	$650	$833
Cash refunds from income taxes	$16	$75
Cash payments for interest	$119	$120

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and six months ended April 26, 2026 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2026 and 2025 contain 52 weeks each and the first six months of fiscal 2026 and 2025 each contained 26 weeks.
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

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025

	(In millions, except per share amounts)
Numerator:
Net income	$2,806	$2,137	$4,832	$3,322
Denominator:
Weighted average common shares outstanding	794	809	794	811
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	5	3	5	4
Denominator for diluted earnings per share	799	812	799	815
Basic earnings per share	$3.53	$2.64	$6.09	$4.10
Diluted earnings per share	$3.51	$2.63	$6.05	$4.08
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

April 26, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,497	$—	$—	$1,497
Cash equivalents:
Money market funds*	2,428	—	—	2,428
Bank certificates of deposit and time deposits	180	—	—	180
Municipal securities	5	—	—	5
Commercial paper, corporate bonds and medium-term notes	2,191	—	—	2,191
Total cash equivalents	4,804	—	—	4,804
Total cash and cash equivalents	$6,301	$—	$—	$6,301
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$6	$—	$—	$6
U.S. Treasury and agency securities	2,247	—	4	2,243
Municipal securities	477	2	1	478
Commercial paper, corporate bonds and medium-term notes	1,174	3	1	1,176
Asset-backed and mortgage-backed securities	553	1	2	552
Total fixed income securities	4,457	6	8	4,455
Publicly traded equity securities	965	1,284	1	2,248
Equity investments in privately held companies	348	107	76	379
Total equity investments	1,313	1,391	77	2,627
Total short-term and long-term investments	$5,770	$1,397	$85	$7,082
Total cash, cash equivalents and investments	$12,071	$1,397	$85	$13,383
_________________________
*Excludes $58 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.

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
During the three months ended April 26, 2026 and April 27, 2025, interest income from our cash, cash equivalents and fixed income securities was $96 million and $101 million, respectively.
During the six months ended April 26, 2026 and April 27, 2025, interest income from our cash, cash equivalents and fixed income securities was $193 million and $217 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of April 26, 2026:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$1,911	$1,911
Due after one through five years	1,993	1,992
No single maturity date*	1,866	3,179
Total	$5,770	$7,082
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and six months ended April 26, 2026 and April 27, 2025, gross realized gains and losses on our fixed income portfolio were not material.
As of April 26, 2026 and October 26, 2025, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and six months ended April 26, 2026 and April 27, 2025, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments recognized in the Consolidated Condensed Statements of Operations for the three and six months ended April 26, 2026 and April 27, 2025 were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
	(In millions)
Publicly traded equity securities
Unrealized gain	$673	$110	$1,157	$113
Unrealized loss	—	(28)	(16)	(139)
Realized gain on sales and dividends	1	22	5	25
Realized loss on sales or impairment	(13)	—	(15)	—
Equity investments in privately held companies
Unrealized gain	17	—	35	7
Unrealized loss	(5)	(2)	(7)	(7)
Realized gain on sales and dividends	3	1	7	7
Realized loss on sales or impairment	(6)	(5)	(26)	(5)
Total gain (loss) on equity investments, net	$670	$98	$1,140	$1

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	April 26, 2026			October 26, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,486	$—	$2,486	$2,264	$—	$2,264
Bank certificates of deposit and time deposits	—	186	186	—	184	184
U.S. Treasury and agency securities	981	1,262	2,243	2,109	319	2,428
Non-U.S. government securities	—	—	—	—	5	5
Municipal securities	—	483	483	—	473	473
Commercial paper, corporate bonds and medium-term notes	—	3,367	3,367	—	3,102	3,102
Asset-backed and mortgage-backed securities	—	552	552	—	616	616
Total available-for-sale debt security investments	$3,467	$5,850	$9,317	$4,373	$4,699	$9,072
Equity investments with readily determinable values
Publicly traded equity securities	$2,248	$—	$2,248	$2,110	$—	$2,110
Total equity investments with readily determinable values	$2,248	$—	$2,248	$2,110	$—	$2,110
Total	$5,715	$5,850	$11,565	$6,483	$4,699	$11,182
_________________________
*Amounts as of April 26, 2026 and October 26, 2025 include $58 million and $71 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of April 26, 2026 and October 26, 2025, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of April 26, 2026 or October 26, 2025.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies, included in the above fair value hierarchy table, were not material during the three and six months ended April 26, 2026 and April 27, 2025. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statements of Operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of April 26, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $5.3 billion, and their estimated fair value, excluding associated interest rate swaps we entered into in the first quarter of fiscal 2026, was $4.9 billion. See Note 5 of the Notes to the Consolidated Condensed Financial Statements for information on our interest rate swaps. As of October 26, 2025, the aggregate principal amount of long-term senior unsecured notes was $6.5 billion and the estimated fair value was $6.2 billion. The estimated fair value of long-term senior unsecured notes issued by us is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional information on our senior unsecured notes.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of April 26, 2026 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the Consolidated Condensed Statement of Operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not material for the three and six months ended April 26, 2026 and April 27, 2025.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in the Consolidated Condensed Statement of Operations to offset the changes in the fair value of the assets or liabilities being hedged.
We also use interest rate swap derivatives to partially offset our business exposure to interest risk associated with our outstanding fixed rate senior unsecured notes. These interest rate swaps are designated as fair value hedges and used to offset changes in the fair value of certain unsecured senior notes attributable to changes in the benchmark interest rate. We reflect the interest settlement associated with the interest rate swap as cash flows from operating activities in the Consolidated Statements of Cash Flows. During the six months ended April 26, 2026, we entered into a series of interest rate swaps with the aggregate notional amount of $400 million. We record changes in fair value on the swaps in our Consolidated Condensed Statements of Operations with a corresponding offset to the value of the hedged senior unsecured notes. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of our senior unsecured notes.
As of April 26, 2026 and October 26, 2025, the total outstanding notional amounts of foreign exchange contracts were $2.9 billion and $2.3 billion, respectively. The fair values of foreign exchange derivative instruments as of April 26, 2026 and October 26, 2025 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three and six months ended April 26, 2026 and April 27, 2025.
The effects of derivative instruments, both those designated and not designated as cash flow and fair value hedges, on the Consolidated Condensed Statements of Operations were not material for the three and six months ended April 26, 2026 and April 27, 2025.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was not material as of April 26, 2026.
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
The balances of allowance for credit losses were not material as of April 26, 2026 and October 26, 2025, and the changes in allowance for credit losses were not material for the three and six months ended April 26, 2026 and April 27, 2025.
We sell our products principally to manufacturers within the semiconductor industry. While we believe that our allowance for credit losses is adequate and represents our best estimate as of April 26, 2026, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.
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
Contract balances at the end of each reporting period were as follows:

	April 26, 2026	October 26, 2025
	(In millions)

Contract assets	$221	$281
Contract liabilities	$2,570	$2,566
The decrease in contract assets during the six months ended April 26, 2026 was primarily due to a decrease in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the six months ended April 26, 2026, we recognized revenue of approximately $1.5 billion related to contract liabilities at October 26, 2025. Contract liabilities increased during the six months ended April 26, 2026 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of April 26, 2026, partially offset by revenue recognized related to contract liabilities at October 26, 2025.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

There were no credit losses recognized on our accounts receivable and contract assets during both the six months ended April 26, 2026 and April 27, 2025.
Performance Obligations
As of April 26, 2026, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $1.2 billion, of which approximately 77% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	April 26, 2026	October 26, 2025

	(In millions)
Inventories
Customer service spares	$1,831	$1,786
Raw materials	2,126	2,007
Work-in-process	1,109	914
Finished goods
Deferred cost of sales	288	229
Evaluation inventory	450	474
Manufactured on-hand inventory	539	505
Total finished goods	1,277	1,208
Total inventories	$6,343	$5,915

	April 26, 2026	October 26, 2025

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$439	$148
Prepaid expenses and other	1,176	1,060
	$1,615	$1,208

	Useful Life	April 26, 2026	October 26, 2025

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$559	$558
Buildings and improvements	3-30	3,137	2,930
Demonstration and manufacturing equipment	5-8	2,858	2,708
Furniture, fixtures and other equipment	3-5	931	855
Construction in progress		1,860	1,460
Gross property, plant and equipment		9,345	8,511
Accumulated depreciation		(4,090)	(3,901)
		$5,255	$4,610

	April 26, 2026	October 26, 2025

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,047	$1,233
Operating lease right-of-use assets	820	509
Income tax receivables and other assets	1,297	806
	$3,164	$2,548

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	April 26, 2026	October 26, 2025

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$2,197	$1,978
Compensation and employee benefits	966	1,221
Warranty	326	346
Dividends payable	421	365
Income taxes payable	357	380
Operating lease liabilities, current	114	91
Restructuring reserve	23	165
Other	825	787
	$5,229	$5,333

	April 26, 2026	October 26, 2025

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$148	$151
Operating lease liabilities, non-current	699	404
Other	572	519
	$1,419	$1,074

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment by $1.6 billion as of April 26, 2026. To the extent the capital expenditure related incentives exceed our applicable income tax liabilities, we are eligible to receive a refund in cash. In our Consolidated Condensed Balance Sheets as of April 26, 2026, we have recorded $1.1 billion of investment tax credits, of which $63 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $1.0 billion was recorded in deferred income taxes and other assets and is expected to be refunded. Contra depreciation expense and operating incentives recorded as a reduction to expense were not material for the three and six months ended April 26, 2026 and April 27, 2025.

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
No amounts were outstanding under the 364-Day Credit Agreement or the Five-Year Credit Agreement as of April 26, 2026 and October 26, 2025.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $50 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of April 26, 2026 and October 26, 2025, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of April 26, 2026, we had no commercial paper outstanding, and as of October 26, 2025, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 4.07% and maturities of 35 days.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Senior Unsecured Notes
Debt outstanding as of April 26, 2026 and October 26, 2025 was as follows:

	Principal Amount
	April 26, 2026	October 26, 2025	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
3.300% Senior Notes Due 2027	$1,200	$—	3.342%	April 1, October 1
Total unamortized debt issuance costs	(1)	—
Total current portion of long-term debt	$1,199	$—

Long-term debt:
3.300% Senior Notes Due 2027	$—	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
4.000% Senior Notes Due 2031	550	550	4.070%	January 15, July 15
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
4.600% Senior Notes Due 2036	450	450	4.632%	January 15, July 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,300	6,500
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(30)	(33)
Fair value of interest rate swaps	(3)	—
Total long-term debt	$5,256	$6,455
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
Restructuring charges related to the Fiscal 2025 Restructuring Plan were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
	(In millions)
Severance and other employee-related charges	$—	$—	$12	$—
Total	$—	$—	$12	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Changes in restructuring reserves related to the Fiscal 2025 Restructuring Plan described above for the six months ended April 26, 2026 were as follows:

Restructuring Charges Reserves
(In millions)
Balance as of October 26, 2025	$165
Restructuring charges	13
Consumption of reserves	(139)
Balance as of January 25, 2026	$39
Consumption of reserves	(16)
Balance as of April 26, 2026	$23

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 26, 2025	$11	$(34)	$(100)	$13	$(110)
Other comprehensive income (loss) before reclassifications	(10)	25	—	—	15
Amounts reclassified out of AOCI	(9)	(20)	—	—	(29)
Other comprehensive income (loss), net of tax	(19)	5	—	—	(14)
Balance as of April 26, 2026	$(8)	$(29)	$(100)	$13	$(124)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	5	13	—	—	18
Amounts reclassified out of AOCI	—	6	—	—	6
Other comprehensive income (loss), net of tax	5	19	—	—	24
Balance as of April 27, 2025	$(2)	$(68)	$(87)	$13	$(144)
The tax effects on net income of amounts reclassified from AOCI for the three and six months ended April 26, 2026 and April 27, 2025 were not material.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of April 26, 2026, approximately $13.2 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three and six months ended April 26, 2026 and April 27, 2025:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025

	(in millions, except per share amount)
Shares of common stock repurchased	1	11	2	19
Cost of stock repurchased (including excise tax)*	$400	$1,685	$737	$2,999
Average price paid per share (including excise tax)*	$352.63	$148.88	$302.69	$159.77
Cost of stock repurchased (excluding excise tax)	$400	$1,670	$737	$2,975
Average price paid per share (excluding excise tax)	$352.63	$147.59	$302.69	$158.47
(*) Stock repurchase amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
We record common stock repurchased and held as treasury stock under the cost method using the first-in, first-out method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If we reissue treasury stock at an amount below our acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.
Dividends
In March 2026 and December 2025, our Board of Directors declared quarterly cash dividends in the amount of $0.53 and $0.46 per share, respectively. The dividend declared in March 2026 is payable in June 2026. Dividends paid during the six months ended April 26, 2026 and April 27, 2025 totaled $730 million and $651 million, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
During the three and six months ended April 26, 2026 and April 27, 2025, we recognized share-based compensation expense related to share-based awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025

	(In millions)
Cost of products sold	$45	$40	$88	$78
Research, development and engineering	70	64	143	131
Marketing and selling	20	22	41	42
General and administrative	34	33	104	103
Total share-based compensation	$169	$159	$376	$354

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
As of April 26, 2026, we had $1.3 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.8 years. As of April 26, 2026, there were 15 million shares available for grant of share-based awards under the ESIP, and an additional 7 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the six months ended April 26, 2026 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 26, 2025	9	$148.43
Granted	3	$268.45
Vested	(3)	$144.90
Canceled	(1)	$154.52
Outstanding as of April 26, 2026	8	$191.03
As of April 26, 2026, 0.6 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Six Months Ended
	April 26, 2026	April 27, 2025
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$268.45	$166.52
Total fair value of vested awards	$444	$441
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each fiscal year. We issued a total of 1 million shares in each of the three and six months ended April 26, 2026 and April 27, 2025. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Three and Six Months Ended
	April 26, 2026	April 27, 2025

Dividend yield	0.57%	1.21%
Expected volatility	49.7%	42.3%
Risk-free interest rate	3.64%	4.27%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$109.16	$41.47

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
Our effective tax rates for the second quarter of fiscal 2026 and 2025 were 13.0 percent and 8.0 percent, respectively. The effective tax rate for the second quarter of fiscal 2026 was higher compared to the same period in the prior fiscal year, primarily due to a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations in fiscal 2025.
Our effective tax rates for the first six months of fiscal 2026 and 2025 were 13.0 percent and 25.2 percent, respectively. The effective tax rate for the first six months of fiscal 2026 was lower than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, partially offset by a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations in fiscal 2025.

Note 13      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of April 26, 2026, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $327 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of April 26, 2026, we have provided parent guarantees to banks for approximately $297 million to cover these arrangements.

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
As previously disclosed, on February 11, 2026, we entered into a settlement agreement with the U.S. Commerce Department Bureau of Industry and Security (BIS) to resolve its inquiry relating to certain China customer shipments and export controls compliance and agreed to pay BIS an amount of $253 million, which we paid in full during our second quarter of fiscal 2026. The settlement agreement with BIS requires us to conduct internal audits of our export controls compliance program and maintain export compliance training and reporting mechanisms. The settlement agreement also includes a denial order that is suspended and will be waived three years after the date of the order issued under the settlement agreement, provided that we have timely completed the audit requirements.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Industry Segment Operations
Our two reportable segments are: Semiconductor Systems and Applied Global Services (AGS). Segment information is presented based upon our management organization structure as of April 26, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Information for each reportable segment for and as of the end of each reporting period was as follows:

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended April 26, 2026
Revenue	$5,965	$1,665	$280	$7,910
Cost of products sold	2,701	1,088	174	3,963
Gross profit	$3,264	$577	$106	$3,947
Gross margin	54.7%	34.7%		49.9%
Operating expenses:
Research, development and engineering	865	20	142	1,027
Selling, general and administrative	307	70	20	397
Operating income (loss)	$2,092	$487	$(56)	$2,523
Operating margin	35.1%	29.2%		31.9%
Depreciation and amortization	$101	$16	$18	$135
Capital expenditures	$120	$14	$501	$635
Balance as of April 26, 2026
Accounts receivable	$4,820	$1,265	$287	$6,372
Inventories	$4,309	$1,852	$182	$6,343
Goodwill	$2,661	$964	$199	$3,824

	Semiconductor Systems	Applied Global Services	Other	Total

	(In millions, except percentages)
Six Months Ended April 26, 2026
Revenue	$11,106	$3,224	$592	$14,922
Cost of products sold	5,048	2,110	382	7,540
Gross profit	$6,058	$1,114	$210	$7,382
Gross margin	54.5%	34.5%		49.5%
Operating expenses:
Research, development and engineering	1,663	38	254	1,955
Selling, general and administrative	623	151	34	808
Legal settlement	253	—	—	253
Restructuring charges	—	—	12	12
Operating income (loss)	$3,519	$925	$(90)	$4,354
Operating margin	31.7%	28.7%		29.2%
Depreciation and amortization	$182	$30	$50	$262
Capital expenditures	$196	$24	$1,061	$1,281

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended April 27, 2025
Revenue	$5,401	$1,420	$279	$7,100
Cost of products sold	2,512	944	159	3,615
Gross profit	$2,889	$476	$120	$3,485
Gross margin	53.5%	33.5%		49.1%
Operating expenses:
Research, development and engineering	774	18	101	893
Selling, general and administrative	345	80	(2)	423
Operating income (loss)	$1,770	$378	$21	$2,169
Operating margin	32.8%	26.6%		30.5%
Depreciation and amortization	$73	$12	$18	$103
Capital expenditures	$118	$19	$373	$510
Balance as of April 27, 2025
Accounts receivable	$4,925	$1,159	$103	$6,187
Inventories	$3,666	$1,804	$186	$5,656
Goodwill	$2,544	$964	$240	$3,748

	Semiconductor Systems	Applied Global Services	Other	Total

	(In millions, except percentages)
Six Months Ended April 27, 2025
Revenue	$10,998	$2,773	$495	$14,266
Cost of products sold	5,123	1,860	302	7,285
Gross profit	$5,875	$913	$193	$6,981
Gross margin	53.4%	32.9%		48.9%
Operating expenses:
Research, development and engineering	1,508	32	212	1,752
Selling, general and administrative	725	167	(7)	885
Operating income (loss)	$3,642	$714	$(12)	$4,344
Operating margin	33.1%	25.7%		30.5%
Depreciation and amortization	$142	$24	$42	$208
Capital expenditures	$225	$23	$643	$891
Semiconductor Systems revenue is recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Two customers accounted for approximately 21% and 15%, respectively, of our revenue for the six months ended April 26, 2026. No other customer accounted for greater than 10% of our revenue for the six months ended April 26, 2026.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Foundry, logic and other	67%	66%	65%	68%
Dynamic random-access memory (DRAM)	29%	27%	31%	27%
Flash memory (NAND)	4%	7%	4%	5%
	100%	100%	100%	100%
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Six Months Ended
	April 26, 2026		April 27, 2025		Change	April 26, 2026		April 27, 2025		Change

	(In millions, except percentages)
China	$2,087	27%	$1,774	25%	18%	$4,182	28%	$4,017	28%	4%
Korea	1,572	20%	1,562	22%	1%	3,030	20%	3,229	23%	(6)%
Taiwan	2,155	27%	1,997	28%	8%	3,877	26%	3,180	22%	22%
Japan	623	8%	572	8%	9%	1,148	8%	1,112	8%	3%
Southeast Asia	185	2%	135	2%	37%	520	3%	421	3%	24%
Asia Pacific	6,622	84%	6,040	85%	10%	12,757	85%	11,959	84%	7%
United States	941	12%	808	11%	16%	1,597	11%	1,725	12%	(7)%
Europe	347	4%	252	4%	38%	568	4%	582	4%	(2)%
Total	$7,910	100%	$7,100	100%	11%	$14,922	100%	$14,266	100%	5%

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
We believe that it is critical to make substantial investments in RD&E to assure the availability of innovative technology that meets the current and projected requirements of our customers’ most advanced designs. We have invested and continue to invest in RD&E in order to continue to offer new products and technologies.
We operate in two reportable segments: Semiconductor Systems and Applied Global Services® (AGS). A summary of financial information for each reportable segment is found in Note 14 of Notes to Consolidated Condensed Financial Statements. A discussion of factors that could affect our operations is set forth under “Risk Factors” in Part II, Item 1A, which is incorporated herein by reference.
Our results are driven primarily by customer spending on capital equipment and services to support key technology transitions or changes in production volume in response to worldwide demand for semiconductors.
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
The United States government has implemented export regulations for U.S. semiconductor technology sold or provided to customers in China, which have limited our ability to provide certain products and services to customers in China, over the past several years. The U.S. government continues to issue new export licensing requirements, and additional updates and other requirements that have had the effect of further limiting our ability to provide certain products and services to customers outside the U.S., including in China. Also, the United States has announced changes to its trade policy, including increased tariffs on imports. These actions have caused substantial uncertainty and have resulted in retaliatory measures, including new tariffs on U.S. goods imposed by China and other countries. Some of these actions have been followed by announcements of limited exemptions and temporary pauses. For a description of these risks, see the risk factors entitled “Business and Industry Risks - Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, have adversely impacted and could further adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors” and “Business and Industry Risks - We are exposed to risks and uncertainty related to changes in trade policies, and increased tariffs and trade disputes” in Part II, Item 1A, “Risk Factors.”

Results of Operations
Fiscal 2026 and 2025 each contain 52 weeks and the first six months of fiscal 2026 and 2025 each contained 26 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended			Six Months Ended
	April 26, 2026	April 27, 2025	Change	April 26, 2026	April 27, 2025	Change

	(In millions, except per share amounts and percentages)
Revenue	$7,910	$7,100	$810	$14,922	$14,266	$656
Gross margin	49.9%	49.1%	0.8 points	49.5%	48.9%	0.6 points
Operating income	$2,523	$2,169	$354	$4,354	$4,344	$10
Operating margin	31.9%	30.5%	1.4 points	29.2%	30.5%	(1.3) points
Net income	$2,806	$2,137	$669	$4,832	$3,322	$1,510
Earnings per diluted share	$3.51	$2.63	$0.88	$6.05	$4.08	$1.97
Revenue
Revenue by segment for the periods presented were as follows:

	Three Months Ended					Six Months Ended
	April 26, 2026		April 27, 2025		Change	April 26, 2026		April 27, 2025		Change

	(In millions, except percentages)
Semiconductor Systems	$5,965	75%	$5,401	76%	10%	$11,106	74%	$10,998	77%	1%
Applied Global Services	1,665	21%	1,420	20%	17%	3,224	22%	2,773	19%	16%
Other	280	4%	279	4%	—%	592	4%	495	4%	20%
Total	$7,910	100%	$7,100	100%	11%	$14,922	100%	$14,266	100%	5%

Revenue for Semiconductor Systems by market for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	April 26, 2026	April 27, 2025	April 26, 2026	April 27, 2025
Foundry, logic and other	67%	66%	65%	68%
Dynamic random-access memory (DRAM)	29%	27%	31%	27%
Flash memory (NAND)	4%	7%	4%	5%
	100%	100%	100%	100%

Revenue in the three and six months ended April 26, 2026 increased compared to the same periods in the prior year. Gross margin in the three and six months ended April 26, 2026 increased compared to the same periods in the prior year primarily driven by higher revenue and increases in average selling prices.

The Semiconductor Systems segment continued to represent the largest contributor of revenue. Semiconductor Systems revenue increased for the three and six months ended April 26, 2026 compared to the same periods in the prior year. Foundry and logic customers’ spending increased for the three months ended April 26, 2026 compared to the same period in the prior year primarily driven by increased demand for leading-edge manufacturing technologies. Foundry and logic customers’ spending decreased for the six months ended April 26, 2026 compared to the same period in the prior year primarily driven by reduced demand for trailing edge logic systems. Memory customers’ spending in the three and six months ended April 26, 2026 was higher compared to the same periods in the prior year primarily due to increased customer investments in DRAM technology transitions.
Our AGS revenue increased in the three and six months ended April 26, 2026 compared to the same periods in the prior year primarily due to higher long-term service agreement revenue and customer spending on spares.
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Six Months Ended
	April 26, 2026		April 27, 2025		Change	April 26, 2026		April 27, 2025		Change

	(In millions, except percentages)
China	$2,087	27%	$1,774	25%	18%	$4,182	28%	$4,017	28%	4%
Korea	1,572	20%	1,562	22%	1%	3,030	20%	3,229	23%	(6)%
Taiwan	2,155	27%	1,997	28%	8%	3,877	26%	3,180	22%	22%
Japan	623	8%	572	8%	9%	1,148	8%	1,112	8%	3%
Southeast Asia	185	2%	135	2%	37%	520	3%	421	3%	24%
Asia Pacific	6,622	84%	6,040	85%	10%	12,757	85%	11,959	84%	7%
United States	941	12%	808	11%	16%	1,597	11%	1,725	12%	(7)%
Europe	347	4%	252	4%	38%	568	4%	582	4%	(2)%
Total	$7,910	100%	$7,100	100%	11%	$14,922	100%	$14,266	100%	5%

Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2026	April 27, 2025	Change	April 26, 2026	April 27, 2025	Change

	(In millions)
Research, development and engineering (RD&E)	$1,027	$893	$134	$1,955	$1,752	$203
Marketing and selling	$233	$216	$17	$455	$422	$33
General and administrative (G&A)	$164	$207	$(43)	$353	$463	$(110)
Legal settlement	$—	$—	$—	$253	$—	$253
Restructuring charges	$—	$—	$—	$12	$—	$12
RD&E expenses for the three and six months ended April 26, 2026 increased compared to the same periods in the prior year, primarily due to additional headcount to support our ongoing investments in product development initiatives and higher depreciation expenses, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three and six months ended April 26, 2026 increased compared to the same periods in the prior year primarily due to higher employee related expenses and higher corporate support costs.
G&A expenses for the three and six months ended April 26, 2026 decreased compared to the same periods in the prior year primarily due to lower corporate support costs.

In the first six months of fiscal 2026, we recorded a charge of $253 million related to a settlement agreement which resolved a previously disclosed export controls compliance matter. See the information under the heading “Legal Matters” in Note 13 of the Notes to Consolidated Condensed Financial Statements for information regarding this matter and the settlement agreement.
In the first six months of fiscal 2026, we recognized $12 million in restructuring charges, consisting primarily of severance and other employment termination benefits incurred in connection with the approved Fiscal 2025 Restructuring Plan.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2026	April 27, 2025	Change	April 26, 2026	April 27, 2025	Change

	(In millions)
Interest expense	$69	$68	$1	$138	$132	$6
Interest and other income (expense), net	$771	$221	$550	$1,337	$229	$1,108
Interest expense incurred was primarily associated with our senior unsecured notes. Interest expense in the six months ended April 26, 2026 increased compared to the same periods in the prior year, primarily due to our issuance of senior unsecured notes in September 2025.
Interest and other income (expense), net in the three and six months ended April 26, 2026 increased compared to the same periods in the prior year, primarily driven by higher net unrealized gain on equity investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended			Six Months Ended
	April 26, 2026	April 27, 2025	Change	April 26, 2026	April 27, 2025	Change

	(In millions, except percentages)
Provision for income taxes	$419	$185	$234	$721	$1,119	$(398)
Effective income tax rate	13.0%	8.0%	5.0 points	13.0%	25.2%	(12.2) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income, which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the second quarter of fiscal 2026 and 2025 were 13.0 percent and 8.0 percent, respectively. The effective tax rate for the second quarter of fiscal 2026 was higher compared to the same period in the prior fiscal year, primarily due to a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations in fiscal 2025.
Our effective tax rates for the first six months of fiscal 2026 and 2025 were 13.0 percent and 25.2 percent, respectively. The effective tax rate for the first six months of fiscal 2026 was lower than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, partially offset by a reduction of unrecognized tax benefits related to foreign operations as a result of the lapse of statutes of limitations in fiscal 2025.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented was as follows:

	Three Months Ended				Six Months Ended
	April 26, 2026	April 27, 2025	Change		April 26, 2026	April 27, 2025	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$2,092	$1,770	$322	18%	$3,519	$3,642	$(123)	(3)%
Applied Global Services	487	378	109	29%	925	714	211	30%
Other	(56)	21	(77)	(367)%	(90)	(12)	(78)	650%
Total	$2,523	$2,169	$354		$4,354	$4,344	$10
Operating margin
Semiconductor Systems	35.1%	32.8%	2.3 points		31.7%	33.1%	(1.4) points
Applied Global Services	29.2%	26.6%	2.6 points		28.7%	25.7%	3.0 points
Semiconductor Systems’ operating margin for the three months ended April 26, 2026 increased compared to the same period in the prior year primarily driven by higher revenue and increases in average selling prices, partially offset by increased RD&E expenses. Semiconductor Systems’ operating margin for the six months ended April 26, 2026 decreased compared to the same period in the prior year primarily driven by a legal settlement charge related to a previously disclosed export controls compliance matter, increased RD&E expenses, partially offset by higher revenue and increases in average selling prices.
AGS’ operating margin for the three and six months ended April 26, 2026 increased compared to the same periods in the prior year primarily due to higher revenue from services and spares and favorable changes in customer and product mix.

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

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	April 26, 2026	October 26, 2025

	(In millions)
Cash and cash equivalents	$6,301	$7,241
Short-term investments	1,940	1,332
Long-term investments	5,142	4,327
Total cash, cash equivalents and investments	$13,383	$12,900
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	Six Months Ended
	April 26, 2026	April 27, 2025

	(In millions)
Cash provided by operating activities	$2,531	$2,496
Cash used in investing activities	$(1,739)	$(676)
Cash used in financing activities	$(1,745)	$(3,689)
Operating Activities
Cash from operating activities for the six months ended April 26, 2026 was $2.5 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sale, share-based compensation, deferred income taxes and restructuring charges. Cash provided by operating activities remained relatively flat in the first six months of fiscal 2026 compared to the same period in the prior fiscal year primarily due to lower payments for income taxes offset by higher vendor payments.
Our working capital was $13.6 billion as of April 26, 2026 and $12.9 billion as of October 26, 2025.
Days sales outstanding of our accounts receivable at April 26, 2026 and April 27, 2025 were 73 days and 79 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The decrease in days sales outstanding was primarily driven by favorable collection performance.
Investing Activities
We used $1.7 billion of cash in investing activities during the six months ended April 26, 2026. Capital expenditures totaled $1.3 billion and purchases of investments, net of proceeds from sales and maturities of investments, were $289 million and net cash paid for acquisition was $175 million, partially offset by net proceeds from asset sale of $6 million, during the six months ended April 26, 2026.
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
Financing Activities
We used $1.7 billion of cash in financing activities during the six months ended April 26, 2026, consisting primarily of cash used for repurchases of common stock of $737 million, cash dividends paid to stockholders totaling $730 million, tax withholding payments for vested equity awards of $309 million and net payments on commercial paper notes of $100 million, partially offset by proceeds received from common stock issuances of $131 million under our employees’ stock purchase plan.

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
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of April 26, 2026, approximately $13.2 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to an aggregate amount of $4.1 billion. These credit facilities consist of a $2.0 billion five-year committed revolving credit agreement with a group of banks (Five-Year Credit Agreement), a $2.0 billion 364-day committed revolving credit agreement with a group of banks (364-Day Credit Agreement), and revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $50 million in aggregate at any time. The Five-Year Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the terms of the agreement. The 364-Day Credit Agreement is scheduled to expire in September 2026, provided, however, if any loans are outstanding on the maturity date, we may convert all or part of such loans to term loans that will mature in September 2027, subject to payment of a fee by us and other customary conditions. The Five-Year Credit Agreement and the 364-Day Credit Agreement each include financial and other covenants with which we were in compliance as of April 26, 2026. No amounts were outstanding under any of these credit facilities as of April 26, 2026. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes up to a total of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of April 26, 2026, we had no commercial paper notes outstanding.
We had senior unsecured notes in the aggregate principal amount of $6.5 billion outstanding as of April 26, 2026. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
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
Other
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act required a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries to be paid in installments beginning in fiscal 2018. The transition tax expense has been fully paid as of April 26, 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable or an increase to taxes receivable for any credit expected to be refunded. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. As of April 26, 2026, we have recorded $1.1 billion of investment tax credits, of which $63 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $1.0 billion was recorded in deferred income taxes and other assets and is expected to be refunded.
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

Item 3:      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including fluctuations in interest rates and foreign currency exchange rates. For information about our exposure to market risks as of October 26, 2025, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended October 26, 2025.
Interest Rate Risk
Available-for-sale Debt Securities – We are subject to interest rate risk related to our investments in debt securities. The market value of our investments in available-for-sale securities was approximately $4.5 billion at April 26, 2026. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of April 26, 2026 of approximately $48 million.
Debt - We are subject to interest rate volatility with regard to existing and future issuances of debt. At April 26, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $5.3 billion with an estimated fair value, excluding the associated interest rate swaps, of $4.9 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior note issuances of approximately $416 million at April 26, 2026. From time to time, we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of these hedging contracts of $29 million at April 26, 2026.
Foreign Currency Risk
Certain of our operations are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $213 million at April 26, 2026.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2026, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings
The information set forth under “Legal Matters” in Note 13 of the Notes to Consolidated Condensed Financial Statements is incorporated herein by reference. See also “Risk Factors – Legal, Compliance, and Other Risks – We are exposed to risks related to legal proceedings, claims and investigations.” in Part II, Item 1A, “Risk Factors.”

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
The industries in which we operate, including the global semiconductor industry, have historically been cyclical and are subject to volatility in customer demand. Demand for our products and services is impacted by technology inflections and advances in fabrication processes, new and emerging technologies and market drivers, production capacity relative to demand for semiconductor chips and electronic devices, end-user demand, the timing of customers’ investment in new or expanded fabrication plants, customers’ capacity utilization, production volumes, access to affordable capital, business and consumer buying patterns and general economic and political conditions. Changes in the timing, amounts and mix of our customers’ investments in technology and manufacturing equipment and between different products can significantly impact our operating results.
The growth of technologies related to artificial intelligence (AI) is a significant demand driver for the industries we serve and can require us to respond to rapid changes in demand for our products and services. If we are unable to meet the level of demand from our customers it may result in a loss of business or customer trust. The timing and amount of investments by our customers related to AI and other advanced technologies can change significantly and the related demand for our products and services is difficult to forecast. To meet our customers’ demand, we must accurately forecast demand and effectively manage our resources, investments, production capacity, supply chain, workforce, inventory and other components of our business. We may incur costs in anticipation of demand that may not be realized or sustained, as well as unexpected costs to align our operations with changes in demand. If we do not effectively manage these challenges, our business performance and operating results may be adversely impacted. Even with effective allocation of resources and management of costs, our gross and operating margins, cash flows and earnings may be adversely impacted during periods of changing demand.
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
We have product development, engineering, manufacturing, sales and other operations distributed throughout many countries, and some of our business activities are concentrated in certain geographic areas. In the three-month period ended April 26, 2026, approximately 88% of our revenue was from customers in regions outside the United States. As a result of the global nature of our operations, we are subject to a number of factors that could have an adverse impact on our business, financial condition and results of operations. These factors include global political and social conditions, such as policies or regulations within countries, including in China, the United States and countries in Europe and Asia, that favor domestic companies over non-domestic companies, including efforts to promote the development and growth of local competitors to us, or regarding national, commercial or security issues. Other factors include geopolitical turmoil, acts of war or social unrest; our ability to maintain appropriate business processes, procedures and internal controls in our geographically diverse operations;

delays or restrictions on personnel travel and in shipping materials or products; our ability to develop relationships with local customers, suppliers and governments; performance of our geographically diverse third-party providers; impacts of regional or global health epidemics, natural disasters and extreme and chronic weather events; fluctuations in interest rates and currency exchange rates; as well as other factors discussed in this Risk Factors section. Ongoing conflict in the Middle East can exacerbate the foregoing factors and lead to regional instability and uncertain global economic conditions, including global or regional inflation, economic recession, challenges in purchasing materials used by us or by our customers in the manufacture of semiconductor chips, and disruptions to our supply chain and logistics. Any of these factors may have an adverse impact on our business and manufacturing operations or demand for our products and services, and our performance and results of operations may be adversely affected.
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
As a global business with customers, suppliers and operations in many countries around the world, from time to time we may receive inquiries from government authorities about transactions between us and certain foreign entities. For example, we have previously received subpoenas from government authorities requesting information relating to export controls compliance. On February 11, 2026, we entered into a settlement agreement with the U.S. Commerce Department Bureau of Industry and Security (BIS) to resolve its inquiry relating to certain China customer shipments and export controls compliance and agreed to pay BIS $253 million, which we paid in full during our second quarter of fiscal 2026, as well as conduct certain internal audits and maintain export compliance training and reporting mechanisms. Our failure to comply with the terms of the settlement agreement could result in significant penalties, including the loss of the suspension of the denial order which would prohibit us from exporting certain of our products outside of the United States. Any inquiries we may receive are subject to uncertainties, and we cannot predict the outcome of any governmental inquiries or proceedings that may occur. Any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings in which we or our employees could be subjected to fines and penalties and could result in restrictions on our business and damage to our global brand and reputation, and could have a material and adverse impact on our business operations, financial condition and results of operations.
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
A relatively limited number of customers account for a substantial portion of our business. As a result, the actions of even a single customer have exposed and can further expose our business and operating results to greater volatility. Sales to individual customers and the mix and type of customers have varied and may continue to vary significantly. Our products are configured to customer specifications, and changing, rescheduling or canceling orders may result in significant, non-recoverable costs. If customers do not place orders, or substantially reduce, delay or cancel orders, we may be unable to replace the business. In addition, our customers are geographically concentrated, particularly in China, Taiwan and Korea, and export regulations that apply to customers in certain countries, such as China, have previously and may in the future adversely affect our business. The geographic concentration of our customers could shift over time due to changes in technology, the competitive landscape, and government policies and incentives to develop regional semiconductor industries. Any changes impacting our customer concentration, deterioration in a customer’s financial condition or ability to perform its obligations, or efforts by a customer to obtain pricing, payment, intellectual property-related or other commercial terms that are less favorable to us, could have a material and adverse effect on our results of operations and financial condition.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
Our ability to meet customer demand for our products and services depends in part on the timely delivery of parts, materials and services from our suppliers and contract manufacturers. Volatility in demand for our products and worldwide demand for semiconductor chips and electronic devices has in the past, and may in the future, result in shortages or delays in shipments of parts, materials and services needed to manufacture our products. Supply chain constraints and disruptions have in the past, and may in the future, increase costs of logistics and parts for our products and cause delays in our equipment production and delivery schedules. These supply chain challenges may result in significant interruptions of our manufacturing operations, delays in our ability to deliver or install products or services, increased costs, customer order cancellations or reduced demand for our products. Factors that may lead to supply chain challenges include:
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
If we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain our manufacturing and supply chain operations and negatively impact our working capital. If we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or the inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges. Additionally, if anticipated levels of demand are not realized, we may incur fixed costs from underutilized production capacity and our gross margin may be adversely impacted.
Any of these events impacting our supply chain could affect our ability to meet our customers’ demand, result in higher costs to us and have an adverse effect on customer relationships and our business, financial condition and results of operations.
We are exposed to various factors that impact the industries in which we operate, including factors specific to the semiconductor industry.
The largest proportion of our revenue and profitability is derived from our Semiconductor Systems segment’s sale of a wide range of equipment used to fabricate semiconductor chips, and a majority of the revenue of Applied Global Services is from sales to semiconductor manufacturers. Factors particular to the semiconductor industry and other industries we operate in that impact demand for and the profitability of our products and services include:
•changes in demand for semiconductor chips and electronic devices, including those related to fluctuations in consumer buying patterns tied to general economic or geopolitical conditions, seasonality or product introductions;
•the frequency, complexity and timing of technology transitions and inflections, and our ability to anticipate and adapt to them;

•changes in demand for semiconductor chips due to changes in the timing of, level of investment in, or technologies used in the buildout of data centers, including data center buildout driven by demand for AI technologies;
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
We operate in a highly competitive environment where innovation is critical, and our future success depends on our ability to anticipate and respond to technology inflections, evolving customer requirements, competitor innovations, and changes in market demand. The development, introduction and support of products in a geographically diverse and competitive environment requires collaboration with customers and industry participants, which has grown more complex and costly. New or improved products may entail higher costs and longer development cycles, and may have unforeseen product design or manufacturing defects. To compete successfully, we must:
•develop new products and disruptive technologies, improve and develop new applications for existing products, and adapt products for use in different applications and markets with varying technical requirements;

•complete our new Equipment and Process Innovation and Commercialization Center and other major infrastructure projects on schedule and on budget, and realize the anticipated benefits of those projects;
•differentiate our products from those of competitors, meet customers’ performance specifications, and successfully commercialize our products and achieve market acceptance;
•maintain operating flexibility to respond to changing markets, applications and customer requirements;
•enhance our worldwide operations to reduce costs and cycle times, enable continuous quality improvement, and improve design for manufacturability and serviceability;
•focus on product development and sales and marketing strategies that address customers’ high value problems and strengthen customer relationships;
•effectively allocate resources among our existing products and markets, new product development, and new and adjacent market expansion;
•improve the productivity of research and development investments;
•accurately forecast demand, work with suppliers and meet production schedules, improve manufacturing processes and achieve cost efficiencies across product offerings; and
•enhance our design engineering methodology to reduce material costs and cycle time and improve product life cycle management.
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
As part of our growth strategy, we seek to expand into related or new markets and industries, through our existing and new products, or through products developed with third parties or obtained through acquisitions. Our ability to successfully expand into new and related markets and industries may be adversely affected by a number of factors, including:
•the need to devote additional resources to develop new products for, and operate in, new markets;
•the need to develop new sales and technical marketing strategies and relationships with new customers;

•differing profitability and growth rates across multiple businesses;
•our ability to anticipate demand, capitalize on opportunities and avoid or minimize risks;
•the complexity of managing multiple businesses with variations in production planning, execution, supply chain management and logistics;
•the adoption of new business models, processes and systems;
•the complexity of entering into and effectively managing strategic alliances or partnering opportunities;
•the need to attract, motivate and retain employees with skills and expertise in these new areas;
•new and more diverse customers and suppliers, including some with limited operating histories, uncertain or limited funding, evolving business models or operations in regions where we have limited or no presence;
•new or different competitors with more resources, industry experience or established customer relationships;
•differing levels of government involvement, regulatory regimes, and business, employment and safety practices in these new markets and industries;
•third parties’ intellectual property rights; and
•the need to comply with or establish industry standards and practices.
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
In the conduct of our business, we use information technology (IT) and operational technology (OT) systems, including systems owned and maintained by us or our third-party providers, to monitor and control our operations, and collect, transmit, store and otherwise process data, including confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. These technologies are subject to disruptions, outages, failures and cybersecurity breaches or incidents arising from a variety of factors, and we and our third-party providers expect to continue to experience such incidents. Cybersecurity incidents may include physical attacks on computer systems or network infrastructure; employee or contractor error, misuse or unauthorized access; attempts to gain unauthorized access to systems or data; as well as sophisticated cyberattacks or advanced persistent threats, any of which may impact us directly or through our third-party providers and global supply chain. Threat actors may seek to manipulate our employees, suppliers, third-party providers or customers to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing and attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts may further increase cybersecurity risk. Threat actors’ techniques evolve rapidly and may increasingly incorporate new technologies, including AI and quantum computing. The emergence and maturation of AI capabilities, including ones involving large language models, may enable new or more effective methods of cyberattacks, including deepfake impersonation, phishing, social engineering or the automated detection and exploitation of previously unknown vulnerabilities. Vulnerabilities, technical errors and other risks may be introduced through the use of AI by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Advances in quantum computing could undermine current encryption standards and allow threat actors to bypass security measures. Although we are not aware of any cybersecurity incidents impacting our IT or OT systems that have had a material impact on us to date, we continue to devote significant resources to network security, data encryption and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. We may be unable to anticipate, prevent or remediate future incidents, and in some instances, we may be unaware of incidents or their scope, particularly as attackers may evade controls or remove forensic evidence. Cybersecurity incidents may result in delays in our product development and delivery; disruptions to our manufacturing, communications and reporting of financial results; theft or misappropriation of intellectual property or critical data belonging to us or our customers; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data; reputational damage; private claims, demands, litigation and regulatory inquiries, enforcement actions or other proceedings; diminution in the value of our investment in research, development and engineering; and increased costs associated with cybersecurity detection, prevention and remediation. We are subject to changing laws, regulations and contractual and other obligations concerning privacy, cybersecurity and data protection, including restrictions on cross-border data transfers and data localization as well as increasingly rigorous contractual provisions demanded by our customers and third-party providers. Compliance with these obligations may require significant expenditures, and any actual or alleged failure to comply could result in inquiries, enforcement actions and other proceedings by regulators or other third parties.
We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.
We may engage in acquisitions of or investments in companies, technologies or products in existing, related or new markets. Business combinations, acquisitions and investments involve numerous risks to our business, financial condition and operating results, including:
•inability to complete proposed transactions timely or at all due to failure to obtain regulatory or other approvals, including under global national security regimes that prohibit or restrict foreign investments in or acquisitions of local businesses, litigation or other disputes, and any ensuing obligation to pay a termination fee;
•diversion of management’s attention and disruption of ongoing businesses;

•failure to realize expected revenues, gross and operating margins, net income and other returns from acquired businesses;
•requirements imposed by regulators in connection with their transaction review, including post-closing investigations of non-notified transactions, which may include, among other things, divestitures and restrictions on the conduct of our existing business or the acquired business;
•failure to realize anticipated synergies due to ineffective integration of businesses, operations, systems, digital and physical security, technologies, products, employees, compliance programs, changes in laws or regulations, including tax laws, or other factors;
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
•increases in debt obligations to finance a transaction, which increase interest expense, and reductions in cash balances, which reduce the availability of cash flow for other purposes, including share repurchases and dividends;
•exposure to new operational risks, rules, regulations, worker expectations, customs and practices to the extent acquired businesses are located in regions where we have not historically operated;
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
•impairment of acquired intangible assets and goodwill due to changing business conditions, technological advancements or segment underperformance;
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
We make investments in other companies, including companies formed as joint ventures, which may decline in value or not meet desired objectives. The success of these investments depends on various factors over which we may have limited or no control and, particularly with respect to joint ventures, requires ongoing and effective cooperation with partners. Legislative or regulatory changes, as well as global economic or political conditions, may restrict our ability to invest in certain countries or require regulatory approvals that we may not obtain or may impose significant conditions or obligations.
We may seek to divest businesses that no longer fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as our ability to sell these businesses on acceptable terms and in a timely manner or at all, disruption to other parts of the businesses and distraction of management, diversion of internal resources away from strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, loss of access by retained business units to critical intellectual property or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following these divestitures and other adverse financial impacts.
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
As of April 26, 2026, we had $6.5 billion of senior unsecured notes outstanding and, pursuant to their terms, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have revolving credit facilities that allow us to borrow up to approximately $4.1 billion. While no amounts were outstanding under these credit facilities as of April 26, 2026, we may borrow amounts in the future under these facilities or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse impact on our access to and cost of capital for future financings and our financial condition.
Our business depends on the successful implementation and proper functioning of information systems we use.
Our business depends on certain information systems, including enterprise resource planning, product research and development, financial reporting, information technology network management and telecommunications, which may be maintained by us or third-party vendors. Failures of these systems could disrupt our operations, impede our ability to timely and accurately process and report financial results, and adversely impact our business, financial condition and results of operations.
We periodically implement new or enhanced information systems, which requires significant personnel, training and financial resources, and entails risks to our business operations. If the implementation or improvement of information systems is delayed or unsuccessful, we may not realize anticipated productivity improvements or cost efficiencies and may experience service interruptions and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities and otherwise adversely affect our business, financial condition and results of operations.
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
We periodically communicate our strategies and targets related to sustainability matters. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Our sustainability efforts may require significant expenditures and for us to alter our manufacturing, operations or equipment designs and processes. We may face changing expectations and requirements from customers, shareholders and regulators, including increasing customer demand for sustainable products. We are or may become subject to new laws and regulations, such as the State of California’s climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive and International Sustainability Standards Board standards. Standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time and may result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets or impact our ability to achieve them. Any failure or perceived failure to timely comply with or meet our sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of planned investments and technology innovations related to sustainability, could adversely impact demand for our products, subject us to significant costs and liabilities and reputational risks, and in turn adversely affect our business, financial condition and results of operations.
We are subject to risks associated with environmental, health and safety regulations.
We are subject to environmental, health and safety (EHS) regulations related to, among other things, the design, manufacture, sale, shipping, import, export and use of our products; the use, handling, discharge, recycling, transportation and disposal of hazardous materials used in our products or in producing our products; the operation of our facilities; and the use of our real property, including in connection with construction of infrastructure projects. The failure or inability to comply with existing or future EHS regulations could result in: significant remediation or other legal liabilities, penalties or fines; restrictions on the development, manufacture, sale, shipping, import, export or use of certain products; limitations on the operations of our facilities or use of our real property; and a decrease in the value of our real property. We could be required to alter our product design, manufacturing and operations and incur substantial expense to comply with EHS regulations, including reporting requirements. Any failure to comply with these regulations could subject us to significant costs and liabilities that could materially and adversely affect our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of April 26, 2026, approximately $13.2 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(January 26, 2026 to February 22, 2026)	0.3	$334.51	$95	0.3	$13,544
Month #2
(February 23, 2026 to March 22, 2026)	0.4	$352.57	148	0.4	$13,396
Month #3
(March 23, 2026 to April 26, 2026)	0.4	$364.64	157	0.4	$13,239
Total	1.1	$352.63	$400	1.1
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended April 26, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

May 21, 2026	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 21, 2026	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)