Form 10-Q
period 2026-07-26
APPLIED MATERIALS INC /DE
filed 2026-08-20
CIK 6951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2026
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
Number of shares outstanding of the issuer’s common stock as of July 26, 2026: 793,597,443

APPLIED MATERIALS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 26, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025

	(Unaudited)
Revenue	$9,115	$7,302	$24,037	$21,568
Cost of products sold	4,529	3,740	12,069	11,025
Gross profit	4,586	3,562	11,968	10,543
Operating expenses:
Research, development and engineering	1,100	901	3,055	2,653
Marketing and selling	249	224	704	646
General and administrative	162	204	515	667
Legal settlement	—	—	253	—
Restructuring charges	—	—	12	—
Total operating expenses	1,511	1,329	4,539	3,966
Income from operations	3,075	2,233	7,429	6,577
Interest expense	68	66	206	198
Interest and other income (expense), net	(100)	396	1,237	625
Income before income taxes	2,907	2,563	8,460	7,004
Provision for income taxes	369	784	1,090	1,903
Net income	$2,538	$1,779	$7,370	$5,101
Earnings per share:
Basic	$3.20	$2.23	$9.29	$6.32
Diluted	$3.17	$2.22	$9.22	$6.29
Weighted average number of shares:
Basic	794	798	794	807
Diluted	800	802	799	811
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025

	(Unaudited)
Net income	$2,538	$1,779	$7,370	$5,101
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	(16)	2	(35)	7
Change in unrealized net loss on derivative instruments	(25)	40	(20)	59
Other comprehensive income (loss), net of tax	(41)	42	(55)	66
Comprehensive income	$2,497	$1,821	$7,315	$5,167
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	July 26, 2026	October 26, 2025

ASSETS
Current assets:
Cash and cash equivalents	$7,037	$7,241
Short-term investments	2,196	1,332
Accounts receivable, net	7,691	5,185
Inventories	6,564	5,915
Other current assets	1,607	1,208
Total current assets	25,095	20,881
Long-term investments	5,268	4,327
Property, plant and equipment, net	5,606	4,610
Goodwill	3,873	3,707
Purchased technology and other intangible assets, net	315	226
Deferred income taxes and other assets	3,365	2,548
Total assets	$43,522	$36,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,299	$100
Accounts payable and accrued expenses	5,787	5,333
Contract liabilities	3,271	2,566
Total current liabilities	10,357	7,999
Long-term debt	5,245	6,455
Income taxes payable	880	356
Other liabilities	1,414	1,074
Total liabilities	17,896	15,884
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	10,572	10,333
Retained earnings	61,391	55,227
Treasury stock	(46,180)	(45,043)
Accumulated other comprehensive loss	(165)	(110)
Total stockholders’ equity	25,626	20,415
Total liabilities and stockholders’ equity	$43,522	$36,299
Amounts as of July 26, 2026 are unaudited. Amounts as of October 26, 2025 are derived from the October 26, 2025 audited consolidated financial statements.
See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 26, 2026	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 26, 2026	794	$8	$10,531	$59,274	1,243	$(45,780)	$(124)	$23,909
Net income	—	—	—	2,538	—	—	—	2,538
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(41)	(41)
Dividends declared ($0.53 per common share)	—	—	—	(421)	—	—	—	(421)
Share-based compensation	—	—	169	—	—	—	—	169
Net issuance under stock plans	1	—	(128)	—	—	—	—	(128)
Common stock repurchases	(1)	—	—	—	1	(400)	—	(400)
Balance as of July 26, 2026	794	$8	$10,572	$61,391	1,244	$(46,180)	$(165)	$25,626

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 26, 2026	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 26, 2025	793	$8	$10,333	$55,227	1,241	$(45,043)	$(110)	$20,415
Net income	—	—	—	7,370	—	—	—	7,370
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(55)	(55)
Dividends declared ($1.52 per common share)	—	—	—	(1,206)	—	—	—	(1,206)
Share-based compensation	—	—	545	—	—	—	—	545
Net issuance under stock plans	4	—	(306)	—	—	—	—	(306)
Common stock repurchases	(3)	—	—	—	3	(1,137)	—	(1,137)
Balance as of July 26, 2026	794	$8	$10,572	$61,391	1,244	$(46,180)	$(165)	$25,626

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended July 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of April 27, 2025	802	$8	$9,966	$52,280	1,230	$(43,149)	$(144)	$18,961
Net income	—	—	—	1,779	—	—	—	1,779
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42	42
Dividends declared ($0.46 per common share)	—	—	—	(365)	—	—	—	(365)
Share-based compensation	—	—	158	—	—	—	—	158
Net issuance under stock plans	1	—	(34)	—	—	—	—	(34)
Common stock repurchases	(6)	—	—	—	6	(1,037)	—	(1,037)
Balance as of July 27, 2025	797	$8	$10,090	$53,694	1,236	$(44,186)	$(102)	$19,504

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended July 27, 2025	Shares	Amount			Shares	Amount

	(Unaudited)
Balance as of October 27, 2024	818	$8	$9,660	$49,651	1,211	$(40,150)	$(168)	$19,001
Net income	—	—	—	5,101	—	—	—	5,101
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	66	66
Dividends declared ($1.32 per common share)	—	—	—	(1,058)	—	—	—	(1,058)
Share-based compensation	—	—	512	—	—	—	—	512
Net issuance under stock plans	4	—	(82)	—	—	—	—	(82)
Common stock repurchases	(25)	—	—	—	25	(4,036)	—	(4,036)
Balance as of July 27, 2025	797	$8	$10,090	$53,694	1,236	$(44,186)	$(102)	$19,504

See accompanying Notes to Consolidated Condensed Financial Statements.

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	July 26, 2026	July 27, 2025

	(Unaudited)
Cash flows from operating activities:
Net income	$7,370	$5,101
Adjustments required to reconcile net income to cash provided by operating activities:
Depreciation and amortization	413	321
Restructuring charges	12	—
(Gain) / loss and impairment on investments	(909)	(270)
Share-based compensation	545	512
Deferred income taxes	25	952
Other	(11)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(2,508)	(538)
Inventories	(609)	(386)
Other current and non-current assets	(333)	(36)
Accounts payable and accrued expenses	412	135
Contract liabilities	698	(379)
Income taxes payable	462	(297)
Other liabilities	1	43
Cash provided by operating activities	5,568	5,130
Cash flows from investing activities:
Capital expenditures	(1,988)	(1,475)
Cash paid for acquisitions, net of cash acquired	(262)	(29)
Proceeds from asset sale	6	33
Proceeds from sales and maturities of investments	4,585	3,937
Purchases of investments	(5,493)	(5,109)
Cash used in investing activities	(3,152)	(2,643)
Cash flows from financing activities:
Proceeds from issuance of commercial paper	399	400
Repayments of commercial paper	(400)	(400)
Proceeds from common stock issuances	131	129
Common stock repurchases	(1,177)	(4,044)
Tax withholding payments for vested equity awards	(437)	(210)
Payments of dividends to stockholders	(1,150)	(1,019)
Payments of debt issuance costs	—	(2)
Cash used in financing activities	(2,634)	(5,146)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(218)	(2,659)
Cash, cash equivalents and restricted cash equivalents — beginning of period	7,312	8,113
Cash, cash equivalents and restricted cash equivalents — end of period	$7,094	$5,454

Reconciliation of cash, cash equivalents and restricted cash equivalents
Cash and cash equivalents	$7,037	$5,384
Restricted cash equivalents included in deferred income taxes and other assets	57	70
Total cash, cash equivalents and restricted cash equivalents	$7,094	$5,454

APPLIED MATERIALS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Nine Months Ended
	July 26, 2026	July 27, 2025

	(Unaudited)
Supplemental cash flow information:
Cash payments for income taxes	$819	$1,269
Cash refunds from income taxes	$22	$79
Cash payments for interest	$192	$171

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our results of operations for the three and nine months ended July 26, 2026 are not necessarily indicative of future operating results. Our fiscal year ends on the last Sunday in October of each year. Fiscal 2026 and 2025 contain 52 weeks each and the first nine months of fiscal 2026 and 2025 each contained 39 weeks.
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

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025

	(In millions, except per share amounts)
Numerator:
Net income	$2,538	$1,779	$7,370	$5,101
Denominator:
Weighted average common shares outstanding	794	798	794	807
Effect of weighted dilutive restricted stock units and employees’ stock purchase plan shares	6	4	5	4
Denominator for diluted earnings per share	800	802	799	811
Basic earnings per share	$3.20	$2.23	$9.29	$6.32
Diluted earnings per share	$3.17	$2.22	$9.22	$6.29
Potentially weighted dilutive securities	—	—	—	—
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 3      Cash, Cash Equivalents and Investments
Summary of Cash, Cash Equivalents and Investments
The following tables summarize our cash, cash equivalents and investments by security type:

July 26, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In millions)
Cash	$1,763	$—	$—	$1,763
Cash equivalents:
Money market funds*	2,192	—	—	2,192
Bank certificates of deposit and time deposits	240	—	—	240
U.S. Treasury and agency securities	1,196	—	—	1,196
Municipal securities	5	—	—	5
Commercial paper, corporate bonds and medium-term notes	1,641	—	—	1,641
Total cash equivalents	5,274	—	—	5,274
Total cash and cash equivalents	$7,037	$—	$—	$7,037
Short-term and long-term investments:
Bank certificates of deposit and time deposits	$7	$—	$—	$7
U.S. Treasury and agency securities	2,911	—	11	2,900
Non-U.S. government securities**	12	—	—	12
Municipal securities	471	—	3	468
Commercial paper, corporate bonds and medium-term notes	1,089	1	3	1,087
Asset-backed and mortgage-backed securities	573	—	4	569
Total fixed income securities	5,063	1	21	5,043
Publicly traded equity securities	965	1,015	1	1,979
Equity investments in privately held companies	378	151	87	442
Total equity investments	1,343	1,166	88	2,421
Total short-term and long-term investments	$6,406	$1,167	$109	$7,464
Total cash, cash equivalents and investments	$13,443	$1,167	$109	$14,501
_________________________
*Excludes $57 million of restricted cash equivalents invested in money market funds related to deferred compensation plans.
**Consists of German government debt.

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
**Consists of Canadian provincial government debt.
During the three months ended July 26, 2026 and July 27, 2025, interest income from our cash, cash equivalents and fixed income securities was $104 million and $92 million, respectively.
During the nine months ended July 26, 2026 and July 27, 2025, interest income from our cash, cash equivalents and fixed income securities was $297 million and $309 million, respectively.

Maturities of Investments
The following table summarizes the contractual maturities of our investments as of July 26, 2026:

	Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$2,180	$2,178
Due after one through five years	2,310	2,296
No single maturity date*	1,916	2,990
Total	$6,406	$7,464
 _________________________
*Securities with no single maturity date include publicly traded and privately held equity securities and asset-backed and mortgage-backed securities.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Gains and Losses on Investments
During the three and nine months ended July 26, 2026 and July 27, 2025, gross realized gains and losses on our fixed income portfolio were not material.
As of July 26, 2026 and October 26, 2025, gross unrealized losses related to our fixed income portfolio were not material. We regularly review our fixed income portfolio to identify and evaluate investments that have indications of possible impairment from credit losses or other factors. Factors considered in determining whether an unrealized loss is considered to be a credit loss include: the significance of the decline in value compared to the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to recovery. Credit losses related to available-for-sale debt securities are recorded as an allowance for credit losses through interest and other income (expense), net. Any additional changes in fair value that are not related to credit losses are recognized in accumulated other comprehensive income (loss) (AOCI). During the three and nine months ended July 26, 2026 and July 27, 2025, we did not recognize material credit losses and the ending allowance for credit losses was not material to our fixed income portfolio.
The components of gain (loss) on equity investments recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 26, 2026 and July 27, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
	(In millions)
Publicly traded equity securities
Unrealized gain	$—	$311	$1,157	$424
Unrealized loss	(270)	—	(286)	(139)
Realized gain on sales and dividends	17	5	22	30
Realized loss on sales or impairment	—	—	(15)	—
Equity investments in privately held companies
Unrealized gain	51	9	86	16
Unrealized loss	(1)	(6)	(8)	(13)
Realized gain on sales and dividends	3	1	10	8
Realized loss on sales or impairment	(13)	(22)	(39)	(27)
Total gain (loss) on equity investments, net	$(213)	$298	$927	$299

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 4       Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets (excluding cash balances) measured at fair value on a recurring basis:

	July 26, 2026			October 26, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(In millions)
Assets:
Available-for-sale debt security investments
Money market funds*	$2,249	$—	$2,249	$2,264	$—	$2,264
Bank certificates of deposit and time deposits	—	247	247	—	184	184
U.S. Treasury and agency securities	2,509	1,587	4,096	2,109	319	2,428
Non-U.S. government securities	—	12	12	—	5	5
Municipal securities	—	473	473	—	473	473
Commercial paper, corporate bonds and medium-term notes	—	2,728	2,728	—	3,102	3,102
Asset-backed and mortgage-backed securities	—	569	569	—	616	616
Total available-for-sale debt security investments	$4,758	$5,616	$10,374	$4,373	$4,699	$9,072
Equity investments with readily determinable values
Publicly traded equity securities	$1,979	$—	$1,979	$2,110	$—	$2,110
Total equity investments with readily determinable values	$1,979	$—	$1,979	$2,110	$—	$2,110
Total	$6,737	$5,616	$12,353	$6,483	$4,699	$11,182
_________________________
*Amounts as of July 26, 2026 and October 26, 2025 include $57 million and $71 million, respectively, invested in money market funds related to deferred compensation plans. Due to restrictions on the distribution of these funds, they are classified as restricted cash equivalents and are included in deferred income taxes and other assets in the Consolidated Condensed Balance Sheets.
As of July 26, 2026 and October 26, 2025, available-for-sale, short-term and long-term investments not recognized at fair value based upon observable inputs or quoted prices were not material.
We did not have any financial assets measured at fair value on a recurring basis within Level 3 fair value measurements as of July 26, 2026 or October 26, 2025.
Assets and Liabilities without Readily Determinable Values Measured on a Non-recurring Basis
Our equity investments without readily determinable values consist of equity investments in privately held companies. We elected the measurement alternative, defined as cost, less impairments, adjusted for subsequent observable price changes on a prospective basis for certain equity investments without readily determinable fair values and are required to account for any subsequent observable changes in fair value within the statements of operations. These investments are classified as Level 3 within the fair value hierarchy and periodically assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. Impairment losses on equity investments in privately held companies, included in the above fair value hierarchy table, were not material during the three and nine months ended July 26, 2026 and July 27, 2025. These impairment losses are included in interest and other income (expense), net in the Consolidated Condensed Statements of Operations.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Other
The carrying amounts of our financial instruments, including cash and cash equivalents, restricted cash equivalents, accounts receivable, commercial paper notes, and accounts payable and accrued expenses, approximate fair value due to their short maturities. As of July 26, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $5.3 billion, and their estimated fair value, excluding associated interest rate swaps, was $4.7 billion. See Note 5 of the Notes to the Consolidated Condensed Financial Statements for information on our interest rate swaps. As of October 26, 2025, the aggregate principal amount of long-term senior unsecured notes was $6.5 billion and the estimated fair value was $6.2 billion. The estimated fair value of long-term senior unsecured notes issued by us is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional information on our senior unsecured notes.

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
Hedges related to anticipated transactions are designated and documented at the inception of the hedge as cash flow hedges and foreign exchange derivatives are typically entered into once per month. Cash flow hedges are evaluated for effectiveness quarterly. The effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity and is reclassified into earnings when the hedged transaction affects earnings. The majority of the after-tax net income or loss related to foreign exchange derivative instruments included in AOCI as of July 26, 2026 is expected to be reclassified into earnings within 12 months. Changes in fair value caused by changes in time value of option contracts designated as cash flow hedges are excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. If the transaction being hedged is probable not to occur, we recognize the gain or loss on the associated financial instrument in the Consolidated Condensed Statement of Operations. The amount recognized due to discontinuance of cash flow hedges that were probable of not occurring by the end of the originally specified time period was not material for the three and nine months ended July 26, 2026 and July 27, 2025.
Foreign currency forward contracts are generally used to hedge certain foreign currency denominated assets or liabilities. Accordingly, changes in the fair value of these hedges are recorded in the Consolidated Condensed Statement of Operations to offset the changes in the fair value of the assets or liabilities being hedged.
We also use interest rate swap derivatives to partially offset our business exposure to interest risk associated with our outstanding fixed rate senior unsecured notes. These interest rate swaps are designated as fair value hedges and used to offset changes in the fair value of certain unsecured senior notes attributable to changes in the benchmark interest rate. We reflect the interest settlement associated with the interest rate swap as cash flows from operating activities in the Consolidated Statements of Cash Flows. During the nine months ended July 26, 2026, we entered into a series of interest rate swaps with the aggregate notional amount of $500 million. We record changes in fair value on the swaps in our Consolidated Condensed Statements of Operations with a corresponding offset to the value of the hedged senior unsecured notes. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of our senior unsecured notes.
As of July 26, 2026 and October 26, 2025, the total outstanding notional amounts of foreign exchange contracts were $3.7 billion and $2.3 billion, respectively. The fair values of foreign exchange derivative instruments as of July 26, 2026 and October 26, 2025 were not material.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The gain (loss) on derivatives in cash flow hedging relationships recognized in AOCI for derivatives designated as hedging instruments were not material for the three and nine months ended July 26, 2026 and July 27, 2025.
The effects of derivative instruments, both those designated and not designated as cash flow and fair value hedges, on the Consolidated Condensed Statements of Operations were not material for the three and nine months ended July 26, 2026 and July 27, 2025.
Credit Risk Contingent Features
If our credit rating were to fall below investment grade, we would be in violation of credit risk contingent provisions of the derivative instruments discussed above, and certain counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was not material as of July 26, 2026.
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
The balances of allowance for credit losses were not material as of July 26, 2026 and October 26, 2025, and the changes in allowance for credit losses were not material for the three and nine months ended July 26, 2026 and July 27, 2025.
We sell our products principally to manufacturers within the semiconductor industry. While we believe that our allowance for credit losses is adequate and represents our best estimate as of July 26, 2026, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to our estimates.

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
Contract balances at the end of each reporting period were as follows:

	July 26, 2026	October 26, 2025
	(In millions)

Contract assets	$227	$281
Contract liabilities	$3,271	$2,566
The decrease in contract assets during the nine months ended July 26, 2026 was primarily due to a decrease in unsatisfied performance obligations related to goods transferred to customers where payment was conditional upon technical sign off.
During the nine months ended July 26, 2026, we recognized revenue of approximately $1.8 billion related to contract liabilities at October 26, 2025. Contract liabilities increased during the nine months ended July 26, 2026 due to new billings for products and services for which there were unsatisfied performance obligations to customers and revenue had not yet been recognized as of July 26, 2026, partially offset by revenue recognized related to contract liabilities at October 26, 2025.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

There were no credit losses recognized on our accounts receivable and contract assets during both the nine months ended July 26, 2026 and July 27, 2025.
Performance Obligations
As of July 26, 2026, the amount of remaining unsatisfied performance obligations on contracts, primarily consisting of written purchase orders received from customers, with an original estimated duration of one year or more was approximately $1.0 billion, of which approximately 73% is expected to be recognized within 12 months and the remainder is expected to be recognized within the following 24 months thereafter.
We have elected the available practical expedient to exclude the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8      Balance Sheet Detail

	July 26, 2026	October 26, 2025

	(In millions)
Inventories
Customer service spares	$1,866	$1,786
Raw materials	2,323	2,007
Work-in-process	1,191	914
Finished goods
Deferred cost of sales	296	229
Evaluation inventory	452	474
Manufactured on-hand inventory	436	505
Total finished goods	1,184	1,208
Total inventories	$6,564	$5,915

	July 26, 2026	October 26, 2025

	(In millions)
Other Current Assets
Prepaid income taxes and income taxes receivable	$335	$148
Prepaid expenses and other	1,272	1,060
	$1,607	$1,208

	Useful Life	July 26, 2026	October 26, 2025

	(In years)	(In millions)
Property, Plant and Equipment, Net
Land and improvements		$573	$558
Buildings and improvements	3-30	3,182	2,930
Demonstration and manufacturing equipment	5-8	3,040	2,708
Furniture, fixtures and other equipment	3-5	960	855
Construction in progress		2,036	1,460
Gross property, plant and equipment		9,791	8,511
Accumulated depreciation		(4,185)	(3,901)
		$5,606	$4,610

	July 26, 2026	October 26, 2025

	(In millions)
Deferred Income Taxes and Other Assets
Non-current deferred income taxes	$1,105	$1,233
Operating lease right-of-use assets	815	509
Income tax receivables and other assets	1,445	806
	$3,365	$2,548

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	July 26, 2026	October 26, 2025

	(In millions)
Accounts Payable and Accrued Expenses
Accounts payable	$2,387	$1,978
Compensation and employee benefits	1,302	1,221
Warranty	348	346
Dividends payable	421	365
Income taxes payable	317	380
Operating lease liabilities, current	120	91
Restructuring reserve	12	165
Other	880	787
	$5,787	$5,333

	July 26, 2026	October 26, 2025

	(In millions)
Other Liabilities
Defined and postretirement benefit plans	$146	$151
Operating lease liabilities, non-current	682	404
Other	586	519
	$1,414	$1,074

Government Assistance
Capital expenditure related incentives reduced gross property, plant and equipment by $1.8 billion as of July 26, 2026. To the extent the capital expenditure related incentives exceed our applicable income tax liabilities, we are eligible to receive a refund in cash. In our Consolidated Condensed Balance Sheets as of July 26, 2026, we have recorded $1.2 billion of investment tax credits, of which $41 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $1.2 billion was recorded in deferred income taxes and other assets and is expected to be refunded. Contra depreciation expense and operating incentives recorded as a reduction to expense were not material for the three and nine months ended July 26, 2026 and July 27, 2025.

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
No amounts were outstanding under the 364-Day Credit Agreement or the Five-Year Credit Agreement as of July 26, 2026 and October 26, 2025.
In addition, we have revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $49 million in aggregate at any time. Our ability to borrow under these facilities is subject to bank approval at the time of the borrowing request, and any advances will be at rates indexed to the banks’ prime reference rate denominated in Japanese yen. As of July 26, 2026 and October 26, 2025, no amounts were outstanding under these revolving credit facilities.
Short-term Commercial Paper
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes of up to a total amount of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of July 26, 2026, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 3.78% and maturities of 69 days, and as of October 26, 2025, we had $100 million of commercial paper notes outstanding and recorded as short-term debt with a weighted-average interest rate of 4.07% and maturities of 35 days.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Senior Unsecured Notes
Debt outstanding as of July 26, 2026 and October 26, 2025 was as follows:

	Principal Amount
	July 26, 2026	October 26, 2025	Effective Interest Rate	Interest Pay Dates

	(In millions)
Current portion of long-term debt:
3.300% Senior Notes Due 2027	$1,200	$—	3.342%	April 1, October 1
Total unamortized debt issuance costs	(1)	—
Total current portion of long-term debt	$1,199	$—

Long-term debt:
3.300% Senior Notes Due 2027	$—	$1,200	3.342%	April 1, October 1
4.800% Senior Notes Due 2029	700	700	4.844%	June 15, December 15
1.750% Senior Notes Due 2030	750	750	1.792%	June 1, December 1
4.000% Senior Notes Due 2031	550	550	4.070%	January 15, July 15
5.100% Senior Notes Due 2035	500	500	5.127%	April 1, October 1
4.600% Senior Notes Due 2036	450	450	4.632%	January 15, July 15
5.850% Senior Notes Due 2041	600	600	5.879%	June 15, December 15
4.350% Senior Notes Due 2047	1,000	1,000	4.361%	April 1, October 1
2.750% Senior Notes Due 2050	750	750	2.773%	June 1, December 1
	5,300	6,500
Total unamortized discount	(11)	(12)
Total unamortized debt issuance costs	(29)	(33)
Fair value of interest rate swaps	(15)	—
Total long-term debt	$5,245	$6,455

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
Restructuring charges related to the Fiscal 2025 Restructuring Plan were as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
	(In millions)
Severance and other employee-related charges	$—	$—	$12	$—
Total	$—	$—	$12	$—

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Changes in restructuring reserves related to the Fiscal 2025 Restructuring Plan described above for the nine months ended July 26, 2026 were as follows:

Restructuring Charges Reserves
(In millions)
Balance as of October 26, 2025	$165
Restructuring charges	13
Consumption of reserves	(139)
Balance as of January 25, 2026	$39
Consumption of reserves	(16)
Balance as of April 26, 2026	$23
Consumption of reserves	(11)
Balance as of July 26, 2026	$12

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 11      Stockholders’ Equity, Comprehensive Income and Share-Based Compensation
Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 26, 2025	$11	$(34)	$(100)	$13	$(110)
Other comprehensive income (loss) before reclassifications	(24)	17	—	—	(7)
Amounts reclassified out of AOCI	(11)	(37)	—	—	(48)
Other comprehensive income (loss), net of tax	(35)	(20)	—	—	(55)
Balance as of July 26, 2026	$(24)	$(54)	$(100)	$13	$(165)

	Unrealized Gain (Loss) on Investments, Net	Unrealized Gain (Loss) on Derivative Instruments Qualifying as Cash Flow Hedges	Defined and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total

	(in millions)
Balance as of October 27, 2024	$(7)	$(87)	$(87)	$13	$(168)
Other comprehensive income (loss) before reclassifications	7	57	—	—	64
Amounts reclassified out of AOCI	—	2	—	—	2
Other comprehensive income (loss), net of tax	7	59	—	—	66
Balance as of July 27, 2025	$—	$(28)	$(87)	$13	$(102)
The tax effects on net income of amounts reclassified from AOCI for the three and nine months ended July 26, 2026 and July 27, 2025 were not material.
Stock Repurchase Program
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of July 26, 2026, approximately $12.8 billion remained available for future stock repurchases under the repurchase program.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our stock repurchases, including and excluding excise tax, for the three and nine months ended July 26, 2026 and July 27, 2025:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025

	(in millions, except per share amount)
Shares of common stock repurchased	1	6	3	25
Cost of stock repurchased (including excise tax)*	$400	$1,038	$1,137	$4,037
Average price paid per share (including excise tax)*	$455.43	$164.47	$343.16	$160.95
Cost of stock repurchased (excluding excise tax)	$400	$1,028	$1,137	$4,003
Average price paid per share (excluding excise tax)	$455.43	$162.97	$343.16	$159.60
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
Dividends
In June 2026, March 2026 and December 2025, our Board of Directors declared quarterly cash dividends in the amount of $0.53, $0.53 and $0.46 per share, respectively. The dividend declared in June 2026 is payable in September 2026. Dividends paid during the nine months ended July 26, 2026 and July 27, 2025 totaled $1.2 billion and $1.0 billion, respectively. We currently anticipate that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of our stockholders.
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
During the three and nine months ended July 26, 2026 and July 27, 2025, we recognized share-based compensation expense related to share-based awards and ESPP shares. The effect of share-based compensation on the results of operations was as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025

	(In millions)
Cost of products sold	$45	$40	$133	$118
Research, development and engineering	70	65	213	196
Marketing and selling	21	21	62	63
General and administrative	33	32	137	135
Total share-based compensation	$169	$158	$545	$512

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
As of July 26, 2026, we had $1.2 billion in total unrecognized compensation expense, net of estimated forfeitures, related to grants of share-based awards under the ESIP and shares issued under the ESPP, which will be recognized over a weighted average period of 2.7 years. As of July 26, 2026, there were 15 million shares available for grant of share-based awards under the ESIP, and an additional 7 million shares available for issuance under the ESPP.

Restricted Stock Units, Restricted Stock, Performance Share Units and Performance Units
A summary of the changes in restricted stock units, restricted stock, performance share units and performance units outstanding under our equity compensation plans during the nine months ended July 26, 2026 is presented below:

	Shares	Weighted Average Grant Date Fair Value

	(In millions, except per share amounts)
Outstanding as of October 26, 2025	9	$148.43
Granted	3	$277.38
Vested	(3)	$143.20
Canceled	(1)	$159.02
Outstanding as of July 26, 2026	8	$201.01
As of July 26, 2026, 0.7 million additional performance-based awards could be earned based upon achievement of certain levels of specified performance and/or market goals.
A summary of the weighted-average grant date fair value per share of the granted restricted stock units, restricted stock, performance share units and performance units and total fair value vested awards for indicated periods is presented below:

	Nine Months Ended
	July 26, 2026	July 27, 2025
	(In millions, except per share amounts)
Weighted average grant date fair value per share of awards granted	$277.38	$166.59
Total fair value of vested awards	$544	$522
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Omnibus Employees’ Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of our common stock at the beginning or end of each 6-month purchase period, subject to certain limits. Our purchasing cycles begin in March and September of each fiscal year. We issued a total of 1 million shares in each of the nine months ended July 26, 2026 and July 27, 2025. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. Underlying assumptions used in the model are outlined in the following table:

	Nine Months Ended
	July 26, 2026	July 27, 2025

Dividend yield	0.57%	1.21%
Expected volatility	49.7%	42.3%
Risk-free interest rate	3.64%	4.27%
Expected life (in years)	0.5	0.5
Weighted average estimated fair value	$109.16	$41.47

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
Our effective tax rates for the third quarter of fiscal 2026 and 2025 were 12.7 percent and 30.6 percent, respectively. The effective tax rate for the third quarter of fiscal 2026 was lower compared to the same period in the prior fiscal year, primarily due to the recognition of a valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits in fiscal 2025.
Our effective tax rates for the first nine months of fiscal 2026 and 2025 were 12.9 percent and 27.2 percent, respectively. The effective tax rate for the first nine months of fiscal 2026 was lower than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, and the recognition of a valuation allowance against deferred tax assets related to CAMT credits in fiscal 2025.

Note 13      Guarantees, Commitments and Contingencies
Guarantees
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated by either us or our subsidiaries. As of July 26, 2026, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $282 million. We have not recorded any liability in connection with these guarantee agreements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee agreements.
We also have agreements with various banks to facilitate subsidiary banking operations worldwide, including overdraft arrangements, issuance of bank guarantees, and letters of credit. As of July 26, 2026, we have provided parent guarantees to banks for approximately $293 million to cover these arrangements.

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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 14      Industry Segment Operations
Our two reportable segments are: Semiconductor Systems and Applied Global Services (AGS). Segment information is presented based upon our management organization structure as of July 26, 2026 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to our reportable segments.
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

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Information for each reportable segment for and as of the end of each reporting period was as follows:

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended July 26, 2026
Revenue	$7,040	$1,781	$294	$9,115
Cost of products sold	3,148	1,147	234	4,529
Gross profit	$3,892	$634	$60	$4,586
Gross margin	55.3%	35.6%		50.3%
Operating expenses:
Research, development and engineering	907	31	162	1,100
Selling, general and administrative	328	67	16	411
Operating income (loss)	$2,657	$536	$(118)	$3,075
Operating margin	37.7%	30.1%		33.7%
Depreciation and amortization	$105	$17	$29	$151
Capital expenditures	$171	$34	$502	$707
Balance as of July 26, 2026
Accounts receivable	$6,146	$1,348	$197	$7,691
Inventories	$4,408	$1,906	$250	$6,564
Goodwill	$2,691	$983	$199	$3,873

	Semiconductor Systems	Applied Global Services	Other	Total

	(In millions, except percentages)
Nine Months Ended July 26, 2026
Revenue	$18,146	$5,005	$886	$24,037
Cost of products sold	8,196	3,257	616	12,069
Gross profit	$9,950	$1,748	$270	$11,968
Gross margin	54.8%	34.9%		49.8%
Operating expenses:
Research, development and engineering	2,570	69	416	3,055
Selling, general and administrative	951	218	50	1,219
Legal settlement	253	—	—	253
Restructuring charges	—	—	12	12
Operating income (loss)	$6,176	$1,461	$(208)	$7,429
Operating margin	34.0%	29.2%		30.9%
Depreciation and amortization	$287	$47	$79	$413
Capital expenditures	$367	$58	$1,563	$1,988

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Semiconductor Systems	Applied Global Services	Other	Total
	(In millions, except percentages)
Three Months Ended July 27, 2025
Revenue	$5,564	$1,463	$275	$7,302
Cost of products sold	2,594	969	177	3,740
Gross profit	$2,970	$494	$98	$3,562
Gross margin	53.4%	33.8%		48.8%
Operating expenses:
Research, development and engineering	779	18	104	901
Selling, general and administrative	354	76	(2)	428
Operating income (loss)	$1,837	$400	$(4)	$2,233
Operating margin	33.0%	27.3%		30.6%
Depreciation and amortization	$82	$13	$18	$113
Capital expenditures	$108	$6	$470	$584
Balance as of July 27, 2025
Accounts receivable	$4,655	$1,140	$(23)	$5,772
Inventories	$3,790	$1,811	$206	$5,807
Goodwill	$2,544	$964	$240	$3,748

	Semiconductor Systems	Applied Global Services	Other	Total

	(In millions, except percentages)
Nine Months Ended July 27, 2025
Revenue	$16,562	$4,236	$770	$21,568
Cost of products sold	7,717	2,829	479	11,025
Gross profit	$8,845	$1,407	$291	$10,543
Gross margin	53.4%	33.2%		48.9%
Operating expenses:
Research, development and engineering	2,287	50	316	2,653
Selling, general and administrative	1,079	243	(9)	1,313
Operating income (loss)	$5,479	$1,114	$(16)	$6,577
Operating margin	33.1%	26.3%		30.5%
Depreciation and amortization	$224	$37	$60	$321
Capital expenditures	$333	$29	$1,113	$1,475
Semiconductor Systems revenue is recognized at a point in time. AGS revenue is recognized at a point in time for tangible goods such as spare parts and equipment, and over time for service agreements. The majority of revenue recognized over time is recognized within 12 months of the contract inception.
Two customers accounted for approximately 20% and 14%, respectively, of our revenue for the nine months ended July 26, 2026. No other customer accounted for greater than 10% of our revenue for the nine months ended July 26, 2026.

APPLIED MATERIALS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Revenue for Semiconductor Systems by market for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Foundry, logic and other	67%	69%	65%	68%
Dynamic random-access memory (DRAM)	26%	22%	29%	25%
Flash memory (NAND)	7%	9%	6%	7%
	100%	100%	100%	100%
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Nine Months Ended
	July 26, 2026		July 27, 2025		Change	July 26, 2026		July 27, 2025		Change

	(In millions, except percentages)
China	$2,506	28%	$2,548	35%	(2)%	$6,688	28%	$6,565	30%	2%
Korea	1,521	17%	1,160	16%	31%	4,551	19%	4,389	20%	4%
Taiwan	2,025	22%	1,843	25%	10%	5,902	25%	5,023	23%	17%
Japan	839	9%	713	10%	18%	1,987	8%	1,825	9%	9%
Southeast Asia	374	4%	195	3%	92%	894	4%	616	3%	45%
Asia Pacific	7,265	80%	6,459	89%	12%	20,022	84%	18,418	85%	9%
United States	1,367	15%	683	9%	100%	2,964	12%	2,408	11%	23%
Europe	483	5%	160	2%	202%	1,051	4%	742	4%	42%
Total	$9,115	100%	$7,302	100%	25%	$24,037	100%	$21,568	100%	11%

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
The Semiconductor Systems segment is comprised primarily of capital equipment used to fabricate semiconductor chips. Spending by semiconductor customers, which include companies that operate in the foundry, logic, memory, and other semiconductor chip markets, is driven by demand for products such as smartphones, mobile devices, personal computers (PC), servers for AI and data centers, automobiles, clean energy, storage, and other products, and the nature and timing of technological advances in fabrication processes. The growth of data and emerging end-market drivers such as AI, the internet of things, robotics and smart vehicles are also creating the next wave of growth for the industry. As a result, products within the Semiconductor Systems segment are subject to significant changes in customer requirements, including transitions to smaller dimensions, increasingly complex chip architectures, new materials and an increasing number of applications. Spending can also depend on customer facility readiness and timeline for installation of capital equipment at customer sites. Development efforts are focused on solving customers’ key technical challenges in patterning, transistor, interconnect, process control, and packaging performance.

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

Results of Operations
Fiscal 2026 and 2025 each contain 52 weeks and the first nine months of fiscal 2026 and 2025 each contained 39 weeks.
The following table presents certain significant measurements for the periods presented:

	Three Months Ended			Nine Months Ended
	July 26, 2026	July 27, 2025	Change	July 26, 2026	July 27, 2025	Change

	(In millions, except per share amounts and percentages)
Revenue	$9,115	$7,302	$1,813	$24,037	$21,568	$2,469
Gross margin	50.3%	48.8%	1.5 points	49.8%	48.9%	0.9 points
Operating income	$3,075	$2,233	$842	$7,429	$6,577	$852
Operating margin	33.7%	30.6%	3.1 points	30.9%	30.5%	0.4 points
Net income	$2,538	$1,779	$759	$7,370	$5,101	$2,269
Earnings per diluted share	$3.17	$2.22	$0.95	$9.22	$6.29	$2.93
Revenue
Revenue by segment for the periods presented was as follows:

	Three Months Ended					Nine Months Ended
	July 26, 2026		July 27, 2025		Change	July 26, 2026		July 27, 2025		Change

	(In millions, except percentages)
Semiconductor Systems	$7,040	77%	$5,564	76%	27%	$18,146	75%	$16,562	77%	10%
Applied Global Services	1,781	20%	1,463	20%	22%	5,005	21%	4,236	20%	18%
Other	294	3%	275	4%	7%	886	4%	770	3%	15%
Total	$9,115	100%	$7,302	100%	25%	$24,037	100%	$21,568	100%	11%

Revenue for Semiconductor Systems by market for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2026	July 27, 2025	July 26, 2026	July 27, 2025
Foundry, logic and other	67%	69%	65%	68%
Dynamic random-access memory (DRAM)	26%	22%	29%	25%
Flash memory (NAND)	7%	9%	6%	7%
	100%	100%	100%	100%

Revenue in the three and nine months ended July 26, 2026 increased compared to the same periods in the prior year. Gross margin in the three and nine months ended July 26, 2026 increased compared to the same periods in the prior year primarily driven by higher revenue, increases in average selling prices, and lower material and manufacturing costs. The increase in gross margin in the three months ended July 26, 2026 was also driven by favorable changes in product mix.

The Semiconductor Systems segment remained our largest revenue contributor for which revenue increased for the three and nine months ended July 26, 2026, compared to the same periods in the prior year. The increase in foundry and logic customers’ spending for the three and nine months ended July 26, 2026 reflected stronger demand for leading-edge manufacturing technologies. For the nine months ended July 26, 2026, this increase was partially offset by lower customer demand for trailing-edge logic systems. Memory customers’ spending in the three and nine months ended July 26, 2026 was higher compared to the same periods in the prior year due to increased customer investments in DRAM technology transitions.
Our AGS revenue increased in the three and nine months ended July 26, 2026 compared to the same periods in the prior year primarily due to higher long-term service agreement revenue and customer spending on spares.
Revenue by geographic region, determined by the location of customers’ facilities to which products were shipped and services were performed, was as follows:

	Three Months Ended					Nine Months Ended
	July 26, 2026		July 27, 2025		Change	July 26, 2026		July 27, 2025		Change

	(In millions, except percentages)
China	$2,506	28%	$2,548	35%	(2)%	$6,688	28%	$6,565	30%	2%
Korea	1,521	17%	1,160	16%	31%	4,551	19%	4,389	20%	4%
Taiwan	2,025	22%	1,843	25%	10%	5,902	25%	5,023	23%	17%
Japan	839	9%	713	10%	18%	1,987	8%	1,825	9%	9%
Southeast Asia	374	4%	195	3%	92%	894	4%	616	3%	45%
Asia Pacific	7,265	80%	6,459	89%	12%	20,022	84%	18,418	85%	9%
United States	1,367	15%	683	9%	100%	2,964	12%	2,408	11%	23%
Europe	483	5%	160	2%	202%	1,051	4%	742	4%	42%
Total	$9,115	100%	$7,302	100%	25%	$24,037	100%	$21,568	100%	11%

Operating Expenses
Operating expenses for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 26, 2026	July 27, 2025	Change	July 26, 2026	July 27, 2025	Change

	(In millions)
Research, development and engineering (RD&E)	$1,100	$901	$199	$3,055	$2,653	$402
Marketing and selling	$249	$224	$25	$704	$646	$58
General and administrative (G&A)	$162	$204	$(42)	$515	$667	$(152)
Legal settlement	$—	$—	$—	$253	$—	$253
Restructuring charges	$—	$—	$—	$12	$—	$12
RD&E expenses for the three and nine months ended July 26, 2026 increased compared to the same periods in the prior year, primarily due to additional headcount to support our ongoing investments in product development initiatives and higher depreciation expenses, consistent with our growth strategy. We continued to prioritize RD&E investments in technical capabilities and critical RD&E programs in current and new markets.
Marketing and selling expenses for the three and nine months ended July 26, 2026 increased compared to the same periods in the prior year primarily due to higher employee related expenses and higher corporate support costs.
G&A expenses for the three and nine months ended July 26, 2026 decreased compared to the same periods in the prior year primarily due to lower corporate support costs.

In the first nine months of fiscal 2026, we recorded a charge of $253 million related to a settlement agreement which resolved a previously disclosed export controls compliance matter. See the information under the heading “Legal Matters” in Note 13 of the Notes to Consolidated Condensed Financial Statements for information regarding this matter and the settlement agreement.
In the first nine months of fiscal 2026, we recognized $12 million in restructuring charges, consisting primarily of severance and other employment termination benefits incurred in connection with the approved Fiscal 2025 Restructuring Plan.
Interest Expense and Interest and Other Income (expense), net
Interest expense and interest and other income (expense), net for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 26, 2026	July 27, 2025	Change	July 26, 2026	July 27, 2025	Change

	(In millions)
Interest expense	$68	$66	$2	$206	$198	$8
Interest and other income (expense), net	$(100)	$396	$(496)	$1,237	$625	$612
Interest expense incurred was primarily associated with our senior unsecured notes. Interest expense in the nine months ended July 26, 2026 increased compared to the same period in the prior year, primarily due to our issuance of senior unsecured notes in September 2025.
Interest and other income (expense), net in the three months ended July 26, 2026 decreased compared to the same period in the prior year, primarily driven by higher unrealized loss on equity investments. Interest and other income (expense), net in the nine months ended July 26, 2026 increased compared to the same period in the prior year, primarily driven by higher net unrealized gain on equity investments.
Income Taxes
Provision for income taxes and effective tax rates for the periods presented were as follows:

	Three Months Ended			Nine Months Ended
	July 26, 2026	July 27, 2025	Change	July 26, 2026	July 27, 2025	Change

	(In millions, except percentages)
Provision for income taxes	$369	$784	$(415)	$1,090	$1,903	$(813)
Effective income tax rate	12.7%	30.6%	(17.9) points	12.9%	27.2%	(14.3) points
Our provision for income taxes and effective tax rate are affected by the geographical composition of pre-tax income, which includes jurisdictions with differing tax rates, conditional reduced tax rates and other income tax incentives. It is also affected by events that vary from period to period, such as changes in income tax laws and the resolution of prior years’ income tax filings.
Our effective tax rates for the third quarter of fiscal 2026 and 2025 were 12.7 percent and 30.6 percent, respectively. The effective tax rate for the third quarter of fiscal 2026 was lower compared to the same period in the prior fiscal year, primarily due to the recognition of a valuation allowance against deferred tax assets related to corporate alternative minimum tax (CAMT) credits in fiscal 2025.
Our effective tax rates for the first nine months of fiscal 2026 and 2025 were 12.9 percent and 27.2 percent, respectively. The effective tax rate for the first nine months of fiscal 2026 was lower than the same period in the prior fiscal year, primarily due to a remeasurement of deferred tax assets resulting from new tax incentive agreements in Singapore, and the recognition of a valuation allowance against deferred tax assets related to CAMT credits in fiscal 2025.

Segment Operating Income (Loss)
Operating income (loss) by segment for the periods presented was as follows:

	Three Months Ended				Nine Months Ended
	July 26, 2026	July 27, 2025	Change		July 26, 2026	July 27, 2025	Change

	(In millions, except percentages and ratios)
Operating income (loss)
Semiconductor Systems	$2,657	$1,837	$820	45%	$6,176	$5,479	$697	13%
Applied Global Services	536	400	136	34%	1,461	1,114	347	31%
Other	(118)	(4)	(114)	NM*	(208)	(16)	(192)	NM*
Total	$3,075	$2,233	$842		$7,429	$6,577	$852
Operating margin
Semiconductor Systems	37.7%	33.0%	4.7 points		34.0%	33.1%	0.9 points
Applied Global Services	30.1%	27.3%	2.8 points		29.2%	26.3%	2.9 points
________________________
*Not meaningful
Semiconductor Systems’ operating margin for the three months ended July 26, 2026 increased compared to the same period in the prior year primarily driven by higher revenue, favorable changes in product mix, increases in average selling prices and lower material and manufacturing costs, partially offset by increased RD&E expenses. Semiconductor Systems’ operating margin for the nine months ended July 26, 2026 increased compared to the same period in the prior year primarily driven by higher revenue, increases in average selling prices and lower material and manufacturing costs, partially offset by increased RD&E expenses and a legal settlement charge related to a previously disclosed export controls compliance matter.
AGS’ operating margin for the three and nine months ended July 26, 2026 increased compared to the same periods in the prior year primarily due to higher revenue from services and spares and favorable changes in customer and product mix.

Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
Environmental Credits and Environmental Credit Obligations. In May 2026, the Financial Accounting Standards Board (FASB) issued an accounting standard update establishing guidance for the accounting for environmental credits and environmental credit obligations. The standard provides recognition, measurement, presentation and disclosure requirements for environmental credits and related environmental credit obligations. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2029, with early adoption permitted. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
Accounting for Government Grants Received by Business Entities. In December 2025, the FASB issued an accounting standard update establishing authoritative guidance on the accounting for government grants received by business entities, including grants related to an asset and grants related to income. This authoritative guidance will be effective for us beginning with our interim and annual reporting for fiscal year 2030, with early adoption permitted. The standard allows for adoption on a modified prospective, modified retrospective, or full retrospective basis. We are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.
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
Improvements to Income Tax Disclosures. In December 2023, the FASB issued an accounting standard update to improve income tax disclosures (Topic 740). The standard prescribes specific categories for the components of the effective tax rate reconciliation, requires disclosure of income taxes paid by jurisdiction, and modifies other income tax-related disclosures. This authoritative guidance will be effective for us beginning with our annual reporting for fiscal year 2026 and the adoption is expected to expand the disclosures in our notes to the consolidated financial statements.
Accounting Standards Adopted
For a description of recently adopted accounting standards, including the date of adoption and the effect, if any, on our consolidated financial statements, see Note 1 “Basis of Presentation and Recently Adopted Accounting Standards,” of the Notes to Consolidated Condensed Financial Statements.

Financial Condition, Liquidity and Capital Resources
Our cash, cash equivalents and investments consisted of the following:

	July 26, 2026	October 26, 2025

	(In millions)
Cash and cash equivalents	$7,037	$7,241
Short-term investments	2,196	1,332
Long-term investments	5,268	4,327
Total cash, cash equivalents and investments	$14,501	$12,900
Sources and Uses of Cash
A summary of cash provided by (used in) operating, investing, and financing activities was as follows:

	Nine Months Ended
	July 26, 2026	July 27, 2025

	(In millions)
Cash provided by operating activities	$5,568	$5,130
Cash used in investing activities	$(3,152)	$(2,643)
Cash used in financing activities	$(2,634)	$(5,146)
Operating Activities
Cash from operating activities for the nine months ended July 26, 2026 was $5.6 billion, which reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Significant non-cash charges included depreciation, amortization, gain or loss on investments or asset sales, share-based compensation, deferred income taxes and restructuring charges. Cash provided by operating activities increased in the first nine months of fiscal 2026 compared to the same period in the prior fiscal year primarily due to higher net income and lower payments for income taxes, partially offset by a higher accounts receivable balance and higher vendor payments.
Our working capital was $14.7 billion as of July 26, 2026 and $12.9 billion as of October 26, 2025.
Days sales outstanding of our accounts receivable at July 26, 2026 and July 27, 2025 were 77 days and 72 days, respectively. Days sales outstanding varies due to the timing of shipments and payment terms. The increase in days sales outstanding was primarily driven by higher down payment invoices for which revenue has not yet been recognized as of July 26, 2026 and lower accounts receivable factoring compared to the same period in the prior year.
Investing Activities
We used $3.2 billion of cash in investing activities during the nine months ended July 26, 2026. Capital expenditures totaled $2.0 billion and purchases of investments, net of proceeds from sales and maturities of investments, were $908 million and net cash paid for acquisitions was $262 million, partially offset by net proceeds from asset sale of $6 million, during the nine months ended July 26, 2026.
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
Financing Activities
We used $2.6 billion of cash in financing activities during the nine months ended July 26, 2026, consisting primarily of cash used for repurchases of common stock of $1.2 billion, cash dividends paid to stockholders totaling $1.2 billion, tax withholding payments for vested equity awards of $437 million and net payments on commercial paper notes of $1 million, partially offset by proceeds received from common stock issuances of $131 million under our employees’ stock purchase plan.

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
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of July 26, 2026, approximately $12.8 billion remained available for future stock repurchases under the repurchase program.
We have credit facilities for unsecured borrowings in various currencies of up to an aggregate amount of $4.0 billion. These credit facilities consist of a $2.0 billion five-year committed revolving credit agreement with a group of banks (Five-Year Credit Agreement), a $2.0 billion 364-day committed revolving credit agreement with a group of banks (364-Day Credit Agreement), and revolving credit facilities with Japanese banks pursuant to which we may borrow up to approximately $49 million in aggregate at any time. The Five-Year Credit Agreement is scheduled to expire in February 2030, unless extended as permitted under the terms of the agreement. The 364-Day Credit Agreement is scheduled to expire in September 2026, provided, however, if any loans are outstanding on the maturity date, we may convert all or part of such loans to term loans that will mature in September 2027, subject to payment of a fee by us and other customary conditions. The Five-Year Credit Agreement and the 364-Day Credit Agreement each include financial and other covenants with which we were in compliance as of July 26, 2026. No amounts were outstanding under any of these credit facilities as of July 26, 2026. See Note 9, Borrowing Facilities and Debt, of the Notes to the Consolidated Condensed Financial Statements for further discussion related to our Revolving Credit Agreement and other credit facilities.
We have a short-term commercial paper program under which we may issue unsecured commercial paper notes up to a total of $4.0 billion. The proceeds from the issuances of commercial paper are used for general corporate purposes. As of July 26, 2026, we had commercial paper notes outstanding with an aggregate principal amount of $100 million.
We had senior unsecured notes in the aggregate principal amount of $6.5 billion outstanding as of July 26, 2026. See Note 9 of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt.
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
Other
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act required a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries to be paid in installments beginning in fiscal 2018. The transition tax expense has been fully paid in fiscal 2026.
On August 9, 2022, the U.S. government enacted the U.S. CHIPS and Science Act (CHIPS Act). The CHIPS Act creates a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022, for which construction begins before January 1, 2027, and is treated as a government grant recognized against property, plant and equipment and a reduction of income taxes payable or an increase to taxes receivable for any credit expected to be refunded. We recognize this investment tax credit when there is reasonable assurance that we will qualify for the credit and the benefit will be received. As of July 26, 2026, we have recorded $1.2 billion of investment tax credits, of which $41 million was recorded in other current assets and will offset fiscal 2026 income tax liabilities, and $1.2 billion was recorded in deferred income taxes and other assets and is expected to be refunded.
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
Interest Rate Risk
Available-for-sale Debt Securities – We are subject to interest rate risk related to our investments in debt securities. The market value of our investments in available-for-sale securities was approximately $5.0 billion at July 26, 2026. An immediate hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of investments as of July 26, 2026 of approximately $49 million.
Debt - We are subject to interest rate volatility with regard to existing and future issuances of debt. At July 26, 2026, the aggregate principal amount of long-term senior unsecured notes issued by us was $5.3 billion with an estimated fair value, excluding the associated interest rate swaps, of $4.7 billion. A hypothetical decrease in interest rates of 100 basis points would result in an increase in the fair value of our long-term senior note issuances of approximately $390 million at July 26, 2026. From time to time, we use interest rate swaps or rate lock agreements to mitigate the potential impact of changes in benchmark interest rates on interest expense and cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of these hedging contracts of $34 million at July 26, 2026.
Foreign Currency Risk
Certain of our operations are conducted in foreign currencies, such as Japanese yen, Israeli shekel, euro and Taiwanese dollar. Hedges are used to reduce, but not eliminate, the impact of foreign currency exchange rate movements on the consolidated balance sheet, statement of operations, and statement of cash flows. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. Dollar would result in a decrease in the fair value of these hedging contracts of $301 million at July 26, 2026.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2026, there were no changes in the internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have product development, engineering, manufacturing, sales and other operations in many countries, and some activities are concentrated in certain regions. In the three-month period ended July 26, 2026, approximately 85% of our revenue was from customers outside the United States. Due to the global nature of our operations, a number of factors could adversely impact our business, financial condition and results of operations. These factors include global political and social conditions, such as policies or regulations within countries, including China, the United States and countries in Europe and Asia, that favor domestic companies or promote the development and growth of local competitors to us, or regarding national, commercial or security issues. Other factors include geopolitical turmoil, acts of war or social unrest; our ability to maintain appropriate business processes, procedures and internal controls in our geographically diverse operations; delays or restrictions on personnel travel and in shipping materials or products; our ability to develop relationships with local customers, suppliers and governments; performance of our geographically diverse third-party providers; regional or global health epidemics, natural disasters and extreme and chronic weather events; fluctuations in interest rates and currency exchange rates; and other factors discussed in this Risk Factors section. Ongoing conflict in the Middle East can exacerbate the foregoing factors and lead to regional instability and global economic uncertainty, including global or regional inflation, economic recession, challenges in purchasing materials used by us or by our customers in the manufacture of semiconductor chips, and disruptions to our supply chain and logistics. Any of these factors may adversely impact our business and manufacturing operations or demand for our products and services, and our performance and results of operations may be adversely affected.
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
Our ability to meet customer demand for our products and services depends in part on the timely delivery of parts, materials and services from suppliers and contract manufacturers. Volatility in demand for our products and worldwide demand for semiconductor chips and electronic devices has caused, and may cause, shortages or delays in shipments of parts, materials and services needed to manufacture our products. Supply chain constraints and disruptions have in the past, and may in the future, increase costs of logistics and parts for our products and cause delays in our production and delivery schedules. These challenges may result in significant interruptions to our manufacturing operations, delays in our product or service deliveries and installments, increased costs, customer order cancellations or reduced demand for our products. Factors that may lead to supply chain challenges include:
•global trade issues and changes in and uncertainties regarding trade and export regulations, trade policies and sanctions, tariffs, international trade disputes, particularly those relating to exports of certain technologies to China, where a significant portion of our supply chain is located, and any retaliatory measures, that adversely impact us or our direct or sub-tier suppliers;
•political instability, social unrest, terrorism, acts of war or other geopolitical turmoil in locations where we, our customers or suppliers operate;
•failures or inaccuracies in forecasting demand and obtaining quality parts on a cost-effective basis;
•cybersecurity incidents affecting our supply chain;
•volatility in the availability and cost of parts, commodities, energy and shipping related to our products, including increased costs due to rising inflation or interest rates or other market conditions, and uncertainties arising from the imposition of tariffs and any retaliatory measures;
•difficulties or delays in obtaining required import or export licenses and approvals;
•shipment delays due to transportation interruptions or capacity constraints;
•a worldwide shortage of semiconductor components resulting from increased demand for semiconductor products;
•limited availability of critical materials and minerals, including due to any Chinese government restrictions on the export of rare earth minerals, and limited feasible alternatives to materials subject to existing or proposed regulations to limit their use (such as hydrofluorocarbons and per- and polyfluoroalkyl substances), which are found in parts, components, process chemicals and other materials supplied to us or used in our manufacturing operations; and
•natural disasters, extreme and chronic weather events, regional or global health epidemics, or other events beyond our control.
If a supplier fails to meet our requirements concerning quality, cost, intellectual property protection or other performance factors, or does not meet applicable regulatory requirements, we may change suppliers, which could result in manufacturing delays, additional costs or other difficulties, and impair our ability to protect, enforce and extract the full value of our intellectual property rights and the intellectual property rights of our customers and other third parties.
If we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may strain our manufacturing and supply chain operations and negatively impact our working capital. If we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting deliveries. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or the inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges. Additionally, if anticipated levels of demand are not realized, we may incur fixed costs from underutilized production capacity and our gross margin may be adversely impacted.
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
•growth rates in the semiconductor industry and variability in semiconductor manufacturers’ capital expenditures, including allocation of capital to market segments we do not serve, such as lithography, or where our market presence is relatively lower;
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
•fragmentation of semiconductor markets, including markets too small to support new fabrication plants or that require less advanced technologies;
•the importance of specialty markets (such as internet of things, communications, automotive, power and sensors) that use process technologies with low barriers to entry;
•the increasing role for and complexity of software in our products;
•efforts to reduce energy usage and improve the environmental impact and sustainability of manufacturing operations, and the availability of adequate and reliable energy sources; and
•the importance of advanced packaging to AI computing.
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
•complete our new Equipment and Process Innovation and Commercialization Center and other major infrastructure projects on schedule and on budget, and realize their anticipated benefits;
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
•execute product development and sales and marketing strategies that address customers’ high value problems and strengthen customer relationships;
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
From time to time, we enter into agreements with government entities for grants, tax benefits and other incentives, other funding related to our investment, research and development and production activities or for sale of our products to government entities or government-funded programs. These agreements typically include terms that are not common in similar agreements with non-governmental entities, including representations and warranties, covenants and certifications, and record-keeping, accounting, audit, intellectual property rights-sharing, information handling, supply chain management, headcount, security, disclosure and other requirements. These agreements may also require us to achieve or maintain certain levels of investment, capital spending and performance milestones. Compliance with these requirements may increase operational complexity and costs, and failure to comply could result in cancellation of agreements or transactions, investigations, civil and criminal penalties, forfeiture of profits, reduction, termination or clawback of funding, suspension or debarment from doing business with the government, or other penalties, any of which could have a material and adverse effect on our business, financial condition and results of operations.
We are exposed to factors specific to the display industry.
We are a supplier to the global display industry, which has experienced considerable volatility in capital equipment investment levels, due in part to the limited number of display manufacturers, the concentrated nature of end-use applications, production capacity relative to end-use demand, the speed of adopting new technologies and panel manufacturer profitability. Industry growth depends primarily on consumer demand for larger and more advanced TVs, and demand for advanced smartphones and mobile device displays, which demand is highly sensitive to cost and improvements in technologies and features. Demand for and the profitability of our display products and services is impacted by these industry factors, as well as the introduction of and rate of transition to new display technologies, our ability to anticipate and adapt to technology transitions and inflections, and the expansion of display manufacturing facilities in China. If we do not successfully develop and commercialize products to meet demand for new and emerging display technologies, or if industry demand for display fabrication equipment and technologies does not grow, our business and operating results may be adversely impacted.
We are exposed to risks associated with expanding into new and related markets and industries.
As part of our growth strategy, we seek to expand into related or new markets and industries, through our existing and new products, or through products developed with third parties or obtained through acquisitions. Our ability to successfully expand into new and related markets and industries may be adversely affected by various factors, including:
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
We have invested and expect to continue investing significant resources towards expanding into related or new markets and industries, and there can be no assurance that our products and services will achieve market acceptance or be profitable. Additionally, demand for our products and services depends on the success of the markets and industries we seek to expand into. If our efforts to expand into new and related markets and industries are not successful, including due to the failure of any of those markets and industries, our business, financial condition and results of operations could be adversely affected.
We are exposed to risks related to the use of AI by us and our competitors.
We are increasingly incorporating AI capabilities into the development of technologies, our business operations and our products and services. AI technology is complex and rapidly evolving and may subject us to significant competitive, legal, regulatory, operational and other risks. AI implementation can be costly, and there is no guarantee that our use of AI will enhance our technologies or business operations, or produce products and services preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services using AI technology. Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of AI in developing our products and services could also cause loss of intellectual property, and subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. We also utilize third-party providers of AI capabilities, and our ability to implement AI successfully relies on our continued access to third-party providers and safeguards implemented by them. Our use of new and emerging AI capabilities, such as AI agents, may cause unanticipated effects, which may include the disruption of our business processes and procedures or the loss of intellectual property or critical data. Additionally, AI technology may also create ethical issues, which could impair market adoption of such technology and impair demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to AI. These laws and regulations could increase our compliance costs and limit the use of AI in the development of our products and services. Any failure or perceived failure to comply with these regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
From time to time third parties have asserted, and may continue to assert, intellectual property claims against us and our products. Claims that our products infringe the rights of others, whether or not meritorious, can be expensive and time-

consuming to defend and resolve, and may divert the efforts and attention of management and personnel. The inability to obtain rights to use third-party intellectual property on commercially reasonable terms could have an adverse impact on our business. We may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any of these incidents and claims could severely harm our business and reputation, result in significant expenses, harm our competitive position, and prevent us from selling certain products, all of which could have a material and adverse impact on our business and results of operations.
We are exposed to cybersecurity threats and incidents.
In the conduct of our business, we use information technology (IT) and operational technology (OT) systems, including systems owned and maintained by us or our third-party providers, to monitor and control our operations, and collect, transmit, store and otherwise process data, including confidential information and intellectual property belonging to us or our customers or other business partners, and personal information of individuals. These technologies are subject to disruptions, outages, failures and cybersecurity breaches or incidents arising from a variety of factors, and we and our third-party providers expect to continue to experience such incidents. Cybersecurity incidents may include physical attacks on computer systems or network infrastructure; employee or contractor error, misuse or unauthorized access; attempts to gain unauthorized access to systems or data; as well as sophisticated cyberattacks or advanced persistent threats, any of which may impact us directly or through our third-party providers and global supply chain. Threat actors may seek to manipulate our employees, suppliers, third-party providers or customers to gain access to our, our customers’ or business partners’ data. Cybersecurity attacks are increasing and attackers are increasingly organized and well-financed, or at times supported by state actors. Geopolitical tensions or conflicts may further increase cybersecurity risk. Threat actors’ techniques evolve rapidly and may increasingly incorporate new technologies, including AI and quantum computing. The emergence and maturation of AI capabilities, including ones involving large language models, may enable new or more effective methods of cyberattacks, including deepfake impersonation, phishing, social engineering or the automated detection and exploitation of previously unknown vulnerabilities. Vulnerabilities, technical errors and other risks may be introduced through the use of AI by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. Advances in quantum computing could undermine current encryption standards and allow threat actors to bypass security measures. Although we are not aware of any cybersecurity incidents impacting our IT or OT systems that have had a material impact on us to date, we continue to devote significant resources to network security, data encryption and other measures to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. We may be unable to anticipate, prevent or remediate future incidents, and in some instances, we may be unaware of incidents or their scope, particularly as attackers may evade controls or remove forensic evidence and as automated attacks may operate at a speed and scale that compresses the time available to detect, contain and respond to them. Cybersecurity incidents may result in delays in our product development and delivery; disruptions to our manufacturing, communications and reporting of financial results; theft or misappropriation of intellectual property or critical data belonging to us or our customers; corruption, loss of, or inability to access (e.g., through ransomware or denial of service) confidential information and critical data; reputational damage; private claims, demands, litigation and regulatory inquiries, enforcement actions or other proceedings; diminution in the value of our investment in research, development and engineering; and increased costs associated with cybersecurity detection, prevention and remediation. We are subject to changing laws, regulations and contractual and other obligations concerning privacy, cybersecurity and data protection, including restrictions on cross-border data transfers and data localization as well as increasingly rigorous contractual provisions demanded by our customers and third-party providers. Compliance with these obligations may require significant expenditures, and any actual or alleged failure to comply could result in inquiries, enforcement actions and other proceedings by regulators or other third parties.
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
•inability to capitalize on characteristics of new markets that may differ significantly from our existing markets and where competitors may have stronger market positions and customer relationships;
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
•challenges in managing new, more diverse and more widespread operations, projects and people;
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
•litigation, government enforcement actions or claims associated with a proposed or completed transaction;
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
We may seek to divest businesses that no longer fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as our ability to sell these businesses on acceptable terms and in a timely manner or at all, disruption to other parts of the businesses and distraction of management, diversion of internal resources away from acquisitions or other strategic initiatives, loss of key employees or customers, loss of access by retained business units to critical intellectual property or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following these divestitures and other adverse financial impacts.
The ability to attract, retain and motivate key employees is vital to our success.
Our success depends in large part on our ability to attract, retain and motivate qualified employees and leaders with the necessary expertise and capabilities, representing diverse backgrounds and experiences. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, competition for talent, the availability of qualified employees, immigration and work authorization requirements, challenges in hiring and integrating workers in different countries, the attractiveness of our compensation and benefit programs, our career growth and development opportunities and our employment policies. If we are unable to attract, retain and motivate qualified employees and leaders, we may be unable to fully capitalize on current and new market opportunities, which could adversely impact our business and results of operations. The loss of knowledgeable and experienced employees may result in unexpected costs, reduced productivity or difficulties with respect to internal processes and controls.
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
As of July 26, 2026, we had $6.5 billion of senior unsecured notes outstanding and, pursuant to their terms, we may be required to offer to repurchase the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if we experience a change of control and a contemporaneous downgrade of the notes below investment grade. We also have revolving credit facilities that allow us to borrow up to approximately $4.0 billion. While no amounts were outstanding under these credit facilities as of July 26, 2026, we may borrow amounts in the future under these facilities or enter into new financing arrangements. Our ability to satisfy our debt obligations is dependent upon the results of our business operations and subject to other risks discussed in this section. If we fail to satisfy our debt obligations, or comply with financial and other debt covenants, we may be in default and any borrowings may become immediately due and payable, and such default may constitute a default under our other obligations. There can be no assurance that we would have sufficient financial resources or be able to arrange financing to repay any borrowings at such time. Significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could materially and adversely impact our access to and cost of capital for future financings and our financial condition.
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

We periodically implement new or enhanced information systems, which requires significant personnel, training and financial resources, and entails operational risks. If the implementation or improvement of information systems is delayed or unsuccessful, we may not realize anticipated productivity improvements or cost efficiencies and may experience service interruptions and operational difficulties, which could result in quality issues, reputational harm, lost market and revenue opportunities and otherwise adversely affect our business, financial condition and results of operations.
We may incur impairment charges related to goodwill or long-lived assets.
We have a significant amount of goodwill and other acquired intangible assets related to acquisitions. Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year and more frequently when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The review compares the fair value for each of our reporting units to its associated carrying value, including goodwill. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, declines in our stock price, changes in our strategies or product portfolio and restructuring activities. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. We have recorded charges to earnings, and may in the future be required to record charges to earnings, when impairments of goodwill or intangible assets have been determined to exist.
We may not continue to declare cash dividends or repurchase our shares.
Our ability to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our stockholders and are in compliance with applicable laws and agreements. Future dividends and share repurchases may be affected by, among other factors, our cash flow; potential future capital requirements for investments, acquisitions, infrastructure projects and research and development; changes in applicable tax, corporate, or other laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction or suspension in our dividend payments or share repurchases could adversely affect our stock price.
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

Implementation and reporting on our sustainability strategies and targets could increase costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
We periodically communicate our strategies and targets related to sustainability matters. These strategies and targets, and their underlying assumptions, reflect our current plans and aspirations, and we may be unable to achieve them. Our sustainability efforts may require significant expenditures and changes to our manufacturing, operations or equipment designs and processes. We may face changing expectations and requirements from customers, shareholders and regulators, including increasing customer demand for sustainable products. We are or may become subject to new laws and regulations, such as the State of California’s climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive and International Sustainability Standards Board standards. Standards and processes for measuring and reporting greenhouse gas emissions and other sustainability metrics may change over time and result in inconsistent data, increase our costs, result in significant revisions to our strategies and targets or impact our ability to achieve them. Any failure or perceived failure to timely comply with or meet our sustainability requirements, expectations or targets, or a failure to realize the anticipated benefits of sustainability-related investments and technology innovations, could adversely impact demand for our products, subject us to significant costs and liabilities and reputational risks, and in turn adversely affect our business, financial condition and results of operations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In March 2025, our Board of Directors approved a common stock repurchase program authorizing $10.0 billion in repurchases, which supplemented the previous $10.0 billion authorization approved in March 2023. As of July 26, 2026, approximately $12.8 billion remained available for future stock repurchases under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Aggregate Price Paid*	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program*

	(In millions, except per share amounts)
Month #1
(April 27, 2026 to May 24, 2026)	0.6	$414.56	$230	0.6	$13,009
Month #2
(May 25, 2026 to June 21, 2026)	0.2	$486.67	99	0.2	$12,910
Month #3
(June 22, 2026 to July 26, 2026)	0.1	$591.73	71	0.1	$12,839
Total	0.9	$455.43	$400	0.9
___________________________
* Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended July 26, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

APPLIED MATERIALS, INC.

August 20, 2026	By:	/s/ BRICE HILL
Brice Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

August 20, 2026	By:	/s/ ADAM SANDERS
Adam Sanders
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)